Form 10QSB
period 2001-09-30
ATR SEARCH CORP
filed 2002-01-15
CIK 1144225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33187

                     ATR Search Corporation
                     ----------------------
     (Exact name of registrant as specified in its charter)

              Nevada                         91-2105842
              ------                         ----------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

 29 East 31st Street, 2nd Floor, New York, New York      10016
 ---------------------------------------------------    -------
    (Address of principal executive offices)           (Zip Code)

                         (212) 725-6150
                         --------------
      (Registrant's telephone number, including area code)

                               N/A
                               ---
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
 Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 19,180,000

/1/

                             ATR Search Corporation
                          (A Development Stage Company)


                                Table of Contents

                                                                       Page
PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                Independent Auditor's Report                             4

                Balance Sheet as of September 30, 2001                   5

                Statement of Operations For The Three Months             6
                Ending September 30, 2001 and For Period March
                2, 2001 (Date of Inception) to September 30, 2001

                Statement of Stockholders' Equity For The Period         7
                March 2, 2001 (Date of Inception) to September
                30, 2001

                Statement of Cash Flows For The Period March 2,          8
                2001 (Date of Inception) to September 30, 2001

                Notes to Financial Statements                            9

        Item 2. Management's Discussion and Plan of Operation           14

PART II - OTHER INFORMATION

        Item 6. Exhibits                                                16

SIGNATURES                                                              17

/2/



                             ATR Search Corporation
                          (A Development Stage Company)

                                 Balance Sheets
                                      as of
                               September 30, 2001

                                       and

                              Statements of Income,
                            Stockholders' Equity, and
                                   Cash Flows
                                 for the Period
                            March 2, 2001 (Inception)
                              To September 30, 2001

/3/

G. BRAD BECKSTEAD
Certified Public Accountant
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                           702.362.0540 (fax)

                          INDEPENDENT AUDITOR'S REPORT

January 2, 2002

Board of Directors
ATR Search Corporation
Las Vegas, NV

I have audited the Balance Sheet of ATR Search Corporation (the "Company") (A Development Stage Company), as of September 30, 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 2, 2001 (Date of Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of ATR Search Corporation, (A Development Stage Company), as of September 30, 2001, and its related statements of operations, equity and cash flows for the period March 2, 2001 (Date of Inception) to September 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ G. Brad Beckstead, CPA

/4/


                             ATR Search Corporation
                          (a Development Stage Company)
                                  Balance Sheet


                                                       September
   Assets                                               30, 2001
                                                       ----------
   Current assets:
        Cash and equivalents                           $   47,051
        Accounts receivable                               260,223
           Other current assets                            30,766
                                                       ----------
                Total current assets                      338,040
                                                       ----------
   Fixed assets, net                                       11,817

   Acquired technology, net                             1,350,000
                                                       ----------
                                                       $1,699,857
                                                       ==========
   Liabilities and Stockholders' Equity

   Current liabilities:
        Accounts payable                               $   25,211
        Accrued liabilities                                15,703
        Accrued interest                                   57,500
        Short-term note payable                            50,000
        Current portion of capital lease obligation       120,000
                                                       ----------
           Total current liabilities                      268,414

   Capital lease obligation, net of current portion     1,030,000
                                                       ----------

                                                        1,298,414
                                                       ----------
   Stockholders' Equity

        Common stock, $0.001 par value; 100,000,000        19,180
         shares authorized, 19,180,000 shares issued
         and outstanding
        Additional paid-in capital                        692,095
        Deficit accumulated during development stage     (309,832)
                                                       ----------
                                                          401,443
                                                       ----------
                                                       $1,699,857
                                                       ==========

   The accompanying notes are an integral part of these financial statements.

/5/

                             ATR Search Corporation
                          (a Development Stage Company)
                             Statement of Operations

                                          Three         March 2,
                                          months       2001 (date
                                          ended       of inception)
                                         September     to September
                                         30, 2001        30, 2001
                                        -----------    ------------
   Revenue                              $   317,316    $    778,754
   Cost of services:
        Subcontractors                       81,220         293,423
        Consultants                          82,620         207,619
        Other costs                           7,044          13,175
                                        -----------    ------------
          Total costs of services           170,884         514,217
                                        -----------    ------------

   Gross profit                             146,432         264,537
                                        -----------    ------------
   Expenses:
        General and administrative          130,078         201,440
        Consulting fees                           -         151,250
        Amortization and depreciation        75,076         150,152
        Organizational costs                      -          12,250
                                        -----------    ------------
                Total expenses              205,154         515,092
                                        -----------    ------------
   Net operating (loss)                     (58,722)       (250,555)

   Other (expenses):
        Interest expense                    (29,750)        (59,277)
                                        -----------    ------------
   Net (loss)                           $   (88,472)   $   (309,832)
                                        ===========    ============
   Weighted average number of
    common shares outstanding            19,180,000      19,180,000
                                        ===========    ============

   Net (loss) per share                 $        (0)   $         (0)
                                        ===========    ============


   The accompanying notes are an integral part of these financial statements.

/6/

                             ATR Search Corporation
                          (a Development Stage Company)
                  Statement of Changes in Stockholders' Equity
     For the period March 2, 2001 (Date of Inception) to September 30, 2001


                                                                 (Deficit)
                                                                Accumulated
                                    Common Stock      Additional   During        Total
                                ---------------------  Paid-in   Development Stockholders'
                                  Shares      Amount    Capital     Stage      Equity
                                ----------  ---------  ---------  ----------  ---------
Founders shares
issued for cash                 12,625,000  $  12,625  $  51,900  $        -  $  64,525

Shares issued for
licensed technology              3,500,000      3,500    346,500                350,000

Shares issued for consulting       350,000        350     25,900                 26,250

Shares issued for services         650,000        650     64,350                 65,000

Shares issued for cash
pursuant to Rule 505 offering    1,340,000      1,340    132,660                134,000

Shares issued for conversion
of debt                            115,000        115     11,385                 11,500

Shares issued for consulting       600,000        600     59,400                 60,000

Net (loss),
March 2, 2001 (inception) to
September 30, 2001                                                  (309,832)  (309,832)
                                ----------  ---------  ---------  ----------  ---------
Balance, September 30, 2001     19,180,000  $  19,180  $ 692,095  $ (309,832) $ 401,443
                                ==========  =========  =========  ==========  =========

   The accompanying notes are an integral part of these financial statements.

/7/

                             ATR Search Corporation
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                     March 2, 2001
                                                       (date of
                                                     inception) to
                                                      September 30,
                                                          2001
                                                      -------------
Cash flows from operating activities
    Net (loss)                                        $    (309,832)
    Shares issued to acquire technology                     350,000
    Shares issued for services                              151,250
    Amortization and depreciation                           150,152
    Adjustments to reconcile net income to cash
     provided by operations
        (Increase) in accounts receivable                  (260,223)
        (Increase) in other current assets                  (30,766)
        Increase in accounts payable                         25,211
        Increase in accrued liabilities                      15,703
        Increase in accrued interest                         57,500
                                                      -------------
Net cash provided by operating activities                   148,995
                                                      -------------
Cash flows from investing activities
    Short-term note payable                                  50,000
    Long-term debt                                        1,150,000
    Purchased fixed assets                                  (11,969)
    Acquired technology                                  (1,500,000)
                                                      -------------
Net cash (used) by investing activities                    (311,969)
                                                      -------------
Cash flows from financing activities
    Issuance of common stock                                210,025
                                                      -------------
Net cash provided by financing activities                   210,025
                                                      -------------
Net increase in cash                                         47,051
Cash - beginning                                                  -
                                                      -------------
Cash - ending                                         $      47,051
                                                      =============
Supplemental disclosures:
     Interest paid                                    $         788
                                                      =============
     Income taxes paid                                $           -
                                                      =============
Non-cash transactions:
     Number of shares issued to acquire technology        3,500,000
                                                      =============
     Number of shares issued for services                 1,600,000
                                                      =============

   The accompanying notes are an integral part of these financial statements.

/8/

                             ATR Search Corporation
                                      Notes

Note 1 - Significant accounting policies and procedures

Organization
The Company was organized March 2, 2001 (Date of Inception) under the laws of the State of Nevada, as ATR Search Corporation. The Company has a limited history of operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Fixed Assets
The cost of fixed assets is depreciated over the following estimated useful life of the asset utilizing the straight-line method of depreciation:

                     Furniture and fixtures     5 years
                     Leasehold improvements     7 years

Revenue recognition
The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
Statement  of  Position  98-5 (SOP 98-5), "Reporting on the  Costs  of  Start-Up
Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income
(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Advertising Costs
The  Company  expenses  all costs of advertising as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses during the period ended September 30, 2001.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

/9/

                             ATR Search Corporation
                                      Notes

Software Licenses
The Company capitalizes the costs associated with the purchase of licenses for major business process application software used in providing staffing and/or placement services. Acquired technology costs are amortized over sixty months.

Impairment of long lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell. No such impairments have been identified by management at September 30, 2001.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding payment of dividends.   No
dividends have been paid or declared since inception.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

/10/

                             ATR Search Corporation
                                      Notes

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 2, 2001 (inception) through the period ended September 30, 2001 of $(374,832). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Fixed assets

The Company acquired the following assets as of September 30, 2001:

                    Furniture & fixtures     $  1,969
                    Leasehold improvements     10,000
                                             $ 11,969

Depreciation expense totaled $152 for the period ending September 30, 2001.

Note 4 - Intellectual Property, Patents, and Other Intangibles

On March 28, 2001, the Company acquired the rights to use technology known as "human resource compiler based search recognition software and hardware" from Sarcor Management, SA, a British Virgin Islands corporation, in exchange for a lease agreement and the issuance of 3,500,000 common shares of stock valued at $350,000.

Amortization expense totaled $150,000 for the period ended September 30, 2001.

The Company relies on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with its employees, customers, partners and others to protect its proprietary rights. Despite precautions, it may be possible for competitors to obtain and/or use the proprietary information without authorization, or to develop technologies similar to the Company's and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Protecting the Company's proprietary rights in the United States or abroad may not be adequate.

Note 5 - Stockholder's equity

The Company was originally authorized to issue 20,000,000 shares of its $0.001 par value common stock. Effective May 7, 2001, the Company amended its articles of incorporation increasing its authorized shares to 100,000,000 shares of $0.001 par value common stock.

All references to shares issued and outstanding reflect the increase of authorization of 100,000,000 issuable shares effected May 7, 2001.

/11/

                             ATR Search Corporation
                                      Notes

The Company issued 12,625,000 shares of its $0.001 par value common stock to its founders for cash of $64,525.

The Company issued 3,500,000 shares of its $0.001 par value common stock at $0.10 per share to Sarcor Management, SA, a British Virgin Island corporation, as a $350,000 down payment on a technology licensing agreement.

The Company issued 350,000 shares of its $0.001 par value common stock to Corporate Regulatory Services for consulting services valued at $26,250.

The Company issued 150,000 shares of its $0.001 par value common stock to Mary Lou Cox, mother of Robert Cox, the Company's president, for consulting services valued at $15,000.

The Company issued 500,000 shares of its $0.001 par value common stock to James De Luca, an independent consultant, for consulting services valued at $50,000.

The Company issued 1,340,000 shares of its $0.001 par value common stock at $0.10 per share for cash of $134,000. The shares were sold pursuant to a Regulation D, Rule 505 of the Securities and Exchange Commission offering.

The Company issued 115,000 shares of its $0.001 par value common stock to extinguish promissory notes totaling $11,500.

The Company issued 600,000 shares of its $0.001 par value common stock to Quarg, Inc. for consulting services valued at $60,000.

There have been no other issuances of common stock.

Note 6 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are based on a 34% US federal statutory rate. As of September 30, 2001, the Company has a net operating loss of approximately $(375,000). The related tax asset of approximately $128,000 has been fully reserved and, if not used, will expire in 2020. A valuation adjustment has been made in the event the asset is not realizable.

Note 7 - Capital lease and rent obligations

10% capital lease payable to Sarcor Management,
SA with monthly interest-only payments beginning
in April 2001 of $5,000, increasing to $10,000 in
April 2002, $15,000 in April 2003, and $19,100
thereafter, secured by software licensing rights,
due March 2011.                                         $1,150,000

Less current portion                                      (120,000)
                                                        ----------
Total long-term debt                                    $1,030,000
                                                        ==========

/12/

                             ATR Search Corporation
                                      Notes

Summary of Future Minimum Lease Payments:

    Fiscal Year                                  Amount
    -----------                               -----------
       2001                                   $    15,000
       2002                                       150,000
       2003                                       180,000
       2004                                       229,200
       2005                                       229,200
    Thereafter                                  1,173,000
                                              -----------
                Total lease payments          $ 1,976,400
                 over the contractual period
                Less:  Interest                  (476,400)
                                              -----------
                Original cost                   1,500,000
                                              ===========
Interest expense for the capital lease totaled $57,500 for the period ended September 30, 2001.

On April 1, 2001, the Company entered into a sublease agreement to rent office space for a period of four years at a rate of $2,502 per month. Rent expense totaled $15,582 at September 30, 2001.

Note 8 - Related party transactions

On May 24, 2001, the Company issued 150,000 shares of its $0.001 par value common stock to Mary Lou Cox, mother of Robert Cox, the Company's president, for consulting services valued at $15,000.

Note 9 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.
              Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

  The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

  We were formed as a Nevada corporation under the name ATR Search Corporation on March 2, 2001. We are a development stage company engaging in the placement of information technology ("IT") professionals with technology sector companies on a temporary or permanent basis. We seek to recruit qualified IT professionals for placement with our clients in a timely manner. These candidates are skilled primarily in the following areas:

          1.   Computer programming;
          2.   Project management;
          3.   System design, analysis and administration;
          4.   Network and systems management; and
          5.   Software and documentation development.

  We provide human capital to IT companies located in the greater New York area, extending into the tri-state area of New York, New Jersey and Connecticut. Our IT consulting services are focused on solving our customer's organizational problems, which typically include:

          1.   General business and technology consulting;
          2.   Programming;
          3.   Organizational analysis;
          4.   Strategic planning; and
          5.   Network and systems integration and management.

  Our recruits provide innovative ideas, insight and experience to address the client's organizational problems, and then work with the client to implement strategic solutions on a temporary or permanent basis. Temporary IT consulting engagements may typically last six months to one year, and require the services of several specialized consultants. We receive compensation on a contracted per project or per hourly fee arrangement for our consulting services. Full time placements of technology personnel are structured as a transactional fee paid by the client, which ranges from 20-30% of the base compensation package afforded to the new employee.

/14/

Results of Operations

  We have generated $317,316 in revenues for the three months ended September 30, 2001 and $778,754 since March 2, 2001 (inception). Our revenues are based entirely on the placement of our IT professionals.

  Total cost of services, which includes the fees paid to our subcontractors, consultants and other related costs, amounted to $170,884 for the three months ended September 30, 2001 and $514,217 since March 2, 2001 (inception).

  Total operating expenses for the three months ended September 30, 2001 were $205,154 and $515,092 since March 2, 2001 (inception). Total operating expenses for the three-month period ended September 30, 2001 were entirely related to general and administrative expenses and amortization and depreciation. Nearly 40% of the total operating expenses we have incurred since March 2, 2001 (inception) are related to the costs associated with the process of becoming a publicly trade company. These costs include, but are not limited to, the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, consulting fees, escrow and EDGARization costs related to the offering, and audits and public filing costs. Our Company is currently applying for listing on the OTC-BB under the symbol "ATSC". The amortization and depreciation of $150,152 and interest expense of $59,277 incurred since inception is related to the technology license.

  As of the filing of this document we have:

     1. Developed and implemented a business plan;
     2. Recruited and retained an appropriate management team and board of directors; and
     3. Attained capital and begun generating revenues that we believe will be sufficient for the next 12 to 24 months of operations.

Future Business

  We have commenced operations, and have begun generating revenues. However, we expect the industry to become increasingly competitive, despite the size and growth expected in the market. We intend to compete by targeting specific market segments such as technology companies whose business cycle may require the permanent or seasonal hiring of additional IT employees, or those in need of IT consulting services. Our main goal is to ensure client satisfaction with our services and to develop an outstanding reputation for client service. If we fail to market and distribute our services and generate sufficient revenues, we may be unable to continue as a going concern.

Liquidity and Capital Resources

  We believe our projected revenues will be sufficient to fund ongoing fiscal 2002 operations and provide for our working capital needs. As at September 30, 2001, we have working capital of $69,626. Our ability to continue as a going concern is contingent upon our ability to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

All investor inquiries should be directed to Mr. Michael Vogel, Secretary, ATR Search Corp. 29 E. 31st Street, 2nd Floor, New York, New York 10016, phone 212-725-6150 x129, fax 212-725-6228.

/15/

                           PART II - OTHER INFORMATION


Item 6. Exhibits


  Exhibit  Name and/or Identification of Exhibit
  Number

    3     Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed March 2, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

                 (b) Certificate of Amendment to the Articles of Incorporation of the Company filed May 9, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

                 (c) By-Laws of the Company adopted March 16,
                 2001.  Incorporated by reference to the
                 exhibits to the Company's General Form For
                 Registration Of Securities Of Small Business
                 Issuers on Form 10-SB, previously filed with the Commission.

    23    Consent of Experts and Counsel
                 Consent of independent public accountants

  /16/

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ATR Search Corporation
------------------------------------------------------------------------------
                                  (Registrant)




Date: January 9, 2002
      ---------------



By:  /s/ Robert L. Cox
   --------------------------------
   Robert L. Cox, President and CEO




Date: January 9, 2002
      ---------------



By: /s/ Michael Vogel
   --------------------------------------
   Michael Vogel, Secretary and Treasurer


/17/