Form 10KSB
period 2001-12-31
ATR SEARCH CORP
filed 2002-04-16
CIK 1144225

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from_________to __________

                 Commission File Number 0-33187

                     ATR Search Corporation
     (Exact Name of Registrant as Specified in its Charter)

          Nevada                               91-2105842
  (State or other jurisdiction of          (I.R.S. employer
   incorporation or organization)        identification number)


 29 E. 31st Street, 2nd Floor, New York, NY         10016
 (Address of principal executive offices)         (Zip code)

 Registrant's Telephone Number, Including Area Code: (212) 725-6150

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
  Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 19,180,000 issued and outstanding as of December 31, 2001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of December 31, 2001, the Company's Common Stock was not trading. The filing of this report is to maintain its current reporting status with the Securities and Exchange Commission.


/1/


  Some of the statements contained in this Form 10-KSB are not historical facts rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involve risks and uncertainties. Caution should be exercised in regards to these forward-looking statements. Such statements contained herein reflect our current beliefs with respect to future events. These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results. Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factor section of this document and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                             PART I

ITEM 1.  BUSINESS.

Overview and History

  ATR Search Corporation ("ATR" or the "Company"), a Nevada corporation, incorporated on March 2, 2001, is a development stage company engaging in the placement of information technology ("IT") professionals with technology sector companies on a temporary or permanent basis. We seek to recruit and place, in a timely manner, qualified IT professionals and to develop long-term relationships with our clients. These candidates will be skilled primarily in the following areas:

          1.   Computer programming;
          2.   Project management;
          3.   System design, analysis and administration;
          4.   Network and systems management; and
          5.   Software and documentation development.

  Our articles of incorporation authorize us to issue up to 100,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. As of December 31, 2001 we had 19,180,000 shares of our Common Stock outstanding. Due to our lack of operating history and given our current cash flows, our accounting firm has issued a comment regarding our ability to continue as a going concern (see footnote 2 of the audited financial statements). It may be necessary to raise additional funds and/or reduce cash expenditures in the next 12 months. Funds could be generated through the issuance of additional stock. Cash expenditures could be reduced through the lay-off of personnel and or a reduction in employee salaries or benefits.

     Recruiting IT Professionals

  Our efforts to recruit IT staffing and consulting personnel will typically rely on identifying potential employees and consultants who possess specialized education, training or work experience. Frequently, we will screen prospective IT personnel based solely upon resume submissions, and then refer qualified candidates to clients for on-site interviews. Our IT recruiting efforts will also rely heavily upon industry contacts, personal networks and referrals from existing and former IT personnel.


/2/


Industry Background

     Permanent and Temporary Staffing

  Historically, the demand for staffing employees has been driven primarily by a need to temporarily replace regular employees due to illness, vacation or termination. More recently, competitive pressures have forced businesses to focus on reducing costs, including converting fixed labor costs to variable and flexible costs. Increasingly, the use of staffing employees has become widely accepted as a valuable tool for managing personnel costs and for meeting specialized or fluctuating employment requirements.

  The range of staffing services has expanded substantially since the early days of the staffing industry. Technological advances, as well as changing attitudes towards workforce management, have resulted in a proliferation of new staffing positions in such areas as IT and other specialized industry segments. Furthermore, businesses have begun using staffing employees to reduce administrative overhead by outsourcing operations that are not part of the organizations' core business functions. Outsourcing involves a provider assuming responsibility for managing a specific facility or function. As business information systems have become more complex and sophisticated, businesses have increasingly sought assistance from IT staffing and consulting personnel to develop and support their operations.

     Information Technology Industry

  Technological improvements over the past few years have caused ever increasing growth in the high tech industry. Established companies have responded to this increased growth by redirecting their resources to develop products to meet the demands of the information age. Additionally, relatively new companies have built their businesses around, and continue to focus on, providing new and improved means of doing business.

  We find talented professionals with skills in leading edge technologies that are in particularly high demand. To help meet their need for leading edge IT professionals; organizations are turning to third party providers of technology talent to support their existing IT resources. IT staffing services are similar in many respects to commercial staffing services. However, IT services generally require increased specialization and technical skill, carry significantly higher hourly rates and involve substantially longer job assignments. In order to succeed in this market, providers of IT professionals must deliver leading edge IT talent at a speed commensurate with the demands of a rapidly changing technology environment.

Principal Products and Services

  ATR provides human capital to IT companies located in the greater New York area, extending into the tri-state area of New York, New Jersey and Connecticut. Our IT consulting services are focused on solving our customer's organizational problems, which typically include:

          1.   General business consulting;
          2.   Programming;
          3.   Organizational analysis;
          4.   Technology consulting;
          5.   Strategic planning; and
          6.   Network and systems integration and management.


/3/


  Our recruits provide innovative ideas, insight and experience to address the client's organizational problems, and then work with the client to implement strategic solutions on a temporary or permanent basis. Temporary IT consulting engagements may typically last six months to one year, and may require the services of several specialized consultants. ATR receives compensation on a contracted per project or per hourly fee arrangement for our consulting services. Full time placements of technology personnel are structured as a transactional fee paid by the client, which ranges from 20-30% of the base compensation package afforded to the new employee.

New Product Offerings

  As of December 31, 2001 we have:

     1.Developed and implemented a business plan;
     2.Recruited and retained an appropriate management team and board of directors; and
     3.Attained capital that we believe will be sufficient for the next 12 to 24 months of operations.

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

Distribution, Marketing and Customer Relations

     Sales and Marketing

  We currently market our IT staffing services through the officers and directors of the Company. Management will rely on prior personal and professional relationships to generate awareness of our services. Our emphasis will be on building long-term relationships with our customers through regular contact, periodic assessment of customer requirements and regular monitoring of employee performance. We anticipate that all of the clients we obtain in our development stage will be derived through either direct contact by management or word of mouth. However, as we begin to generate revenues, management may consider developing a marketing campaign that utilizes print and Internet media to increase our business opportunities.

     Pursue Strategic Alliances

  To successfully represent our client base, ATR believes in providing our clients with a sense of urgency in staffing their positions. Working with other agencies allows us to expand our candidate base and build successful ongoing relationships. We can additionally enhance these relationships with third party search firms by providing quality candidates for their clients. We have built our business on the basis of trust. Over the course of our operating history we have developed solid relationships with other agency firms and continue to work with them today. Although we did not enter into any discussions or negotiations concerning potential merger or acquisition candidates in 2001, we do reserve the right to examine this issue in the future in light of any strategic alliance or other motivating circumstance that may prove in the best interests of the Company.


/4/


     Establish our name

  We cannot guarantee that we will be able to successfully market and distribute our services, and the failure to do so could have an adverse effect on our operations. We believe that building awareness of ATR is important in establishing and expanding our customer base. We are currently constructing a web site and will use traditional media, as our revenues permit, to attract new customers. Our web site will allow potential employers to find the permanent and contractual talent they require, third party search firms to access our database of clients and employment candidates, and provide employment opportunities for those desirous of seeking a position in the technology industry.

Competition

  We compete against a variety of Internet and traditional employee placement services companies. Our business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost. To compete successfully, Management must significantly increase awareness of the services ATR provides. Failure to achieve this objective could cause our revenues to decline and would have a material adverse effect on our business, results of operations and financial condition.

  Management believes that the principal competitive factors in the employee placement market are: brand recognition, speed and quality of placement, variety of value-added services, reliability, customer satisfaction, quality of service and technical expertise.

  There can be no assurance that we will be able to compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. In addition, competitive pressures may result in increased marketing costs, decreased employment demand or loss of market share or otherwise may materially and adversely affect the Company's business, results of operations and financial condition.

Government Regulation

  We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the industry. We believe that we will be able to comply in all material respects with the laws and regulations governing the industry, and that such laws will not have a material effect on our operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our business.

Proprietary Rights

  On March 28, 2001, our wholly owned subsidiary, ATR
Technology, LLC, entered into a technology license agreement with Sarcor Management, S.A. ("Sarcor"), a London based company that is domiciled in the British Virgin Islands. Sarcor is in the business of developing and licensing human resource search software and hardware. An overview of the material terms of this agreement follows.


/5/


                         Technology License Agreement
                with Sarcor Management, S.A., signed March 28, 2001
              -------------------------------------------------------
   Material Rights/Payments Rights/Payments Conditions Termination Obligations Due ATR Search Due Sarcor to be Met Provisions
 -----------  --------------   --------------   -----------  -----------

 Upon           ATR Search       ATR Search       Sarcor       Notice of
 successful     entitled to      agrees to        agrees to    default in
 completion     exclusive        issue            provide      performance
 of this        worldwide        3,500,000        access to    of this
 agreement,     rights to        shares of        their        contract to
 ATR Search     Sarcor           restricted       proprietary  be received
 is entitled    proprietary      stock (valued    software     in writing.
 to purchase    search           at $.10 per      in return    Defaulting
 the Sarcor     recognition      share) and       for          party has
 technology     software         make monthly     payments     30 days to
 and            for a            payments         made on a    correct
 software       period of        totaling         monthly      default or
 for a cash     10 years         $1,976,400 for   basis by     contract
 payment of     with an          a period of 10   ATR.         terminates.
 $1,000.        option to        years.
                purchase.


  We may be required to license additional products or services in the future, for use in the general operations of our business plan. We cannot assure you that these third party licenses will be available or will continue to be available to us on acceptable terms if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.

  We cannot guarantee that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects of our processes or other features violates a patent they may hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements. These potentialities could have a material adverse effect on our business, financial condition or operating results.

Employees

  ATR presently has eight (8) full time employees and four (4) consultants and advisors. Currently, there exist no organized labor agreements or union agreements between ATR Search and ATR Search's employees. We believe that our relations with our employees are good.


/6/


                          RISK FACTORS

  The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Our Limited Operating History Could Have a Negative Impact on Our
Ability to Continue as a Going Concern.

  We were incorporated on March 2, 2001, with a principal business objective to provide for the placement of IT professionals with technology sector companies on a temporary or permanent basis. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in competitive markets such as ours. These risks include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of temporary service professionals, the acceptance of our services, the ability to attract and retain suitable IT professionals, the ability to maintain high quality customer service, rapid technological change and the management of growth.

  To address these risks, we must, among other things, respond to competitive developments, increase the ATR Search Corporation brand name visibility, successfully introduce new methods of meeting the needs of our clients, continue to attract, retain and motivate qualified personnel, and upgrade and enhance our technologies to accommodate expanded product and service offerings. In view of the rapidly evolving and competitive nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results; and Seasonality Could All
Negatively Impact Our Profitability and Subsequently Our Stock
Price.

  As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues. We anticipate that we may experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include (i) our ability to attract a sizeable clientele base and secure repeat business; (ii) our ability to provide our clients with the services they desire; (iii) our ability to maintain adequate gross margins; (iv) the level of demand for outsourcing systems related functions and/or projects;
(v) our ability to upgrade and develop our systems and infrastructure; and (vi) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.

  Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.


/7/


Our Competition Could Negatively Impact Our Ability to Generate
Revenues

  The IT staffing industry is highly competitive and fragmented and has low barriers to entry. We compete for potential clients with providers of IT staffing services and, to a lesser extent, computer systems consultants, providers of outsourcing services, systems integrators and temporary personnel agencies. Many of our competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients. Competitors may also be able to devote greater resources to marketing their services.

  In addition, recently a number of job sites have been established on the Internet. These sites allow IT professionals to find employment opportunities without using services such as those we provide, and therefore, demand for our services may decrease. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and negatively affect our business, operating results and financial condition. We may be unable to compete successfully against current and future competitors, and competitive pressures that we face may have a material negative effect on our business, operating results and financial condition.

The Possible Inability to Find Suitable IT Professionals Could
Negatively Impact Our Business

  Our future success depends on our ability to attract and retain qualified IT professionals with the technical skills and experience necessary to meet clients' requirements for technical personnel. Competition for individuals with proven technical expertise, particularly in the Internet, computer and networking and other technology environments for which we provide services, is intense, and management expects that competition for IT professionals will increase in the future. We may be unable to attract and retain qualified IT professionals in sufficient numbers.

  Furthermore, IT professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with us at any time. We compete for these individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and our clients. Many of the IT professionals who work with ATR also work with our competitors from time to time. IT professionals currently working on projects for us may choose to work for competitors on future assignments. Our net revenues in any period are related, among other factors, to the number of IT professionals we have on staff and engaged on assignments. We are, and will be, heavily dependent on the skill, acumen and services of the IT professionals that we employ. If we were unable to hire or retain a sufficient number of such personnel, our business, operating results and financial condition would be materially adversely affected.

The Level of Demand for Our Services Could Limit the Growth of
Our Business

  We will derive significantly all of our revenues from projects involving the financial services, computer and networking industries. These industries are experiencing rapid rates of change and innovation, which have resulted in an intense demand for the IT professionals that we offer. Any slowdown in the rate of innovation in these industries or any general reduction in demand for personnel with expertise in leading Internet, computer or networking technologies could reduce the demand for our services. Reduction in demand for our services could limit the growth of our business and have a material negative impact on our operating results and financial condition.


/8/


  Persons with expertise in Internet, computer and networking technologies that would otherwise use our services may increasingly contract directly with technology companies. The proliferation of job sites on the Internet may allow these individuals to find employment opportunities without using our services. Any decrease in demand for our services would have a material negative impact on our business, operating results and financial condition.

Our  Exposure  to  Intellectual Property Risks  Could  Result  in
Potential Liability

  We are exposed to liability with respect to the services our IT professionals perform while on assignment, such as damages caused by errors of IT professionals, misuse of client proprietary information or theft of client property. We agree to indemnify our clients from these damages and intend to purchase insurance coverage to protect ATR from this liability. However, due to the nature of our assignments, and in particular the access by our IT professionals to client information systems and confidential information, ATR's insurance coverage may not be adequate to cover our potential liability. We may be exposed to discrimination and harassment claims or other similar claims as a result of inappropriate actions allegedly taken against IT professionals by corporate clients. As an employer, we are also exposed to possible claims of wrongful discharge and violations of immigration laws. Employment related claims might result in negative publicity, litigation and liability for monetary damages and fines. Finally, we engage subcontractors in our business and are therefore exposed to potential claims by the Internal Revenue Service alleging that these subcontractors were employees of ATR.

Our Ability to Implement a Successful Growth Strategy and Manage
Growth Will Have a Direct Affect on Our Business, Prospects,
Financial Condition and Results of Operation

  We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our expansion is expected to place a significant strain on our management, operational and financial resources.
To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be materially adversely affected.

Possible Future Issuances of Common Stock Will Have a Dilutive
Affect on Existing Shareholders

  The Company is authorized to issue up to 100,000,000 Shares of common stock. As of December 31, 2001, there are 19,180,000 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.


/9/


ITEM 2.  PROPERTIES.

  As of December 31, 2001, the Company's corporate headquarters occupied the entire second floor of the building located at 29 East 31st Street, New York, New York 10016 through a sublease arrangement between Spidermaze.com, LLC and ATR Search Corporation with the consent of the landlord, Tranel, Inc. The terms of this lease are for payments of $2,502.00 per month due the first of every month. This sublease was entered into on April 1, 2001 and expires on January 31, 2006. We do not have any additional facilities. Currently, we do not have any proposed programs for the renovation, improvement or development of this office space, nor do we plan to relocate our office in the foreseeable future. If required, we believe there is suitable commercial office space available at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS.

  We were not subject in the year 2001, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.


/10/


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

  Our common stock, par value $0.001 per share (the "Common Stock"), was not trading prior to December 31, 2001. We recently obtained listing status on the over the counter bulletin board and are filing this Form 10-KSB to maintain our current filing status with the Securities and Exchange Commission.

HOLDERS

  As of December 31, 2001 there were 68 stockholders of record of our Common Stock.

DIVIDEND POLICY

  We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

  On March 2, 2001, the Company was incorporated under the laws of the State of Nevada as ATR Search Corporation. The Company is authorized to issue 100,000,000 shares of common stock, par value
$0.001, and 5,000,000 shares of preferred stock, par value
$0.001.

  At the Initial Meeting of the Board of Directors on March 16, 2001, it was resolved that a formal Code of Bylaws be adopted for the Corporation. At that same meeting, the Company issued 875,000 shares of its $0.001 par value common stock to Mr. Michael Vogel for cash of $875 and 1,750,000 shares of par value common stock to Mr. Robert L. Cox in exchange for cash in the amount of $1,750.

  During March 2001, the Company issued 11,975,000 shares of its $0.001 par value common stock to its officers as founders stock issued for cash of $15,000.

  During March 2001, the Company issued 1,525,000 shares of its $0.001 par value common stock to investors for cash of $49,500.

  During March 2001, we issued 350,000 shares to one shareholder in lieu of services rendered in the amount of $26,250. The issuance of shares represented payment to a consulting company for facilitating the preparation of the documentation necessary to become a publicly traded company. This stock issuance was made in accordance with Section 4(2) of the Securities Act of 1933, as amended. The consulting company is a sophisticated purchaser. They were provided full and complete access to our corporate records, as they assisted us in preparing our offering documentation. No brokers or dealers were involved in this transaction and no discounts or commissions were paid.

  On May 26, 2001 we conducted an offering in which we issued 1,340,000 shares of common stock to 17 unaffiliated shareholders at a price of $0.10 per share, for total receipts of $134,000 in cash. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. In addition, this offering was made on a best efforts basis and was not underwritten.


/11/


  During June 2001, we issued 1,250,000 shares to three shareholders in lieu of services rendered in the amount of $125,000. The issuance of shares represented payment to three consulting companies for marketing and consulting services including site location and development. These stock issuances were made in accordance with Section 4(2) of the Securities Act of 1933, as amended. The consulting companies are sophisticated purchasers. They were provided full and complete access to our corporate records, as they assisted us in the development stage of our Company. No brokers or dealers were involved in these transactions and no discounts or commissions were paid.

  During June 2001, we issued 115,000 shares to four shareholders who elected to convert promissory notes to common stock in the amount of $11,500. These stock issuances were made in accordance with Section 4(2) of the Securities Act of 1933, as amended. No brokers or dealers were involved in these transactions and no discounts or commissions were paid.

  As at December 31, 2001 the Company had 19,180,000 shares of common stock issued and outstanding.


/12/


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                   FORWARD LOOKING STATEMENTS

  The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

  Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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


/13/


Results of Operation

Revenues. Since March 2, 2001 (date of inception) through December 31, 2001 ATR generated $940,621 in total revenues. As we were incorporated less than one year ago comparisons of our results of operations are not available. Our cost of services, which include fees paid to our subcontractors and consultants, and other costs were $582,143 for this period making for a gross profit of $358,478. We believe that our initial revenues during our development stage will be primarily dependent upon our ability to cost effectively and efficiently develop our IT professional placement services. Our priorities for the next 12 months of operations are to continue to develop and market our services to establish our business through the use of the internet and though client referrals throughout the tri-state area. Realization of increasing revenues for our services during the next fiscal year is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition. Additionally, a superior competitive service could force us out of business.

Expenses. We incurred total expenses for the year ended 2001 totaling $755,816. Expenditures were primarily due to costs incurred for consulting fees, amortization and depreciation expense and general and administrative expenses. Our consulting fees were primarily incurred from our public listing process on the NASD's OTC-BB which included the process of the public offering in the State of New York, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. The expenses incurred during our development stage led to a net operating loss of $397,338 in 2001 and including total interest expense of $91,412 we incurred a net loss of $488,750. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize increased revenues from our services in the fiscal year 2002.

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

  Subsequent to the year ending 2001, on February 17, 2002, the Company executed a business consulting agreement with MLSA whereby the Company issued 1,350,000 shares of its $0.001 par value common stock to Mark Lancaster for consulting services valued at $162,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

  On February 26, 2002, the Company executed a consulting agreement with Quarg, Inc. whereby the Company issued 475,000 shares of its $0.001 par value common stock to Chaim Drizin, a shareholder of the Company, for consulting services valued at $30,875. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.


/14/


  On March 1, 2002, the Company executed a consulting agreement with Corporate Regulatory Services, LLC (CRS), a shareholder of the Company, whereby the Company issued 250,000 shares of its $0.001 par value common stock to CRS, for consulting services valued at $16,250. The consulting services are to be rendered over a period of approximately 1 year.

  As of March 7, 2002, the Company issued 62,500 warrants to CRS, a shareholder of the Company, to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.10 per share of common stock and substantially all warrants will expire on or before March 7, 2007.

  On March 27, 2002, the Company executed a consulting agreement with Promark, Inc. whereby the Company issued 500,000 shares of its $0.001 par value common stock to Ken Lowman for consulting services valued at $50,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

Liquidity and Capital Resources

Liquidity. At December 31, 2001, we have negative working capital of $33,837. Since inception net cash provided by operating activities was $127,637 and net cash used by investing activities was $311,969. Thus we are dependent upon cash flows provided by financing activities, through the issuance of common stock and borrowings from stockholders and the officers and directors of the Company. Net cash provided by financing activities since inception was $210,025. We estimate our capital requirements to total approximately $63,000 per month for the next 12 to 24 months.

  During our normal course of business, we will experience net negative cash flows from operations, pending receipt of sufficient revenues to cover existing operations. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.


/15/


ITEM 7.  FINANCIAL STATEMENTS.











                        TABLE OF CONTENTS


                                                                PAGE

INDEPENDENT AUDITOR'S REPORT                                     F-1

CONSOLIDATED BALANCE SHEET                                       F-2

CONSOLIDATED STATEMENT OF OPERATIONS                             F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY        F-4

CONSOLIDATED STATEMENT OF CASH FLOWS                             F-5

NOTES TO FINANCIAL STATEMENTS                                 F-6 to F-11


/16/


G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                                702.362.0540(fax)

                  INDEPENDENT AUDITOR'S REPORT


April 15, 2002

Board of Directors
ATR Search Corporation
Las Vegas, NV

I  have  audited  the Consolidated Balance Sheet  of  ATR  Search
Corporation and its subsidiary (the "Company") (A Development Stage Company), as of December 31, 2001, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the period March 2, 2001 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of ATR Search Corporation and its subsidiary, (A Development Stage Company), as of December 31, 2001, and its related consolidated statements of operations, equity and cash flows for the period March 2, 2001 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.

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





/s/  G. Brad Beckstead

                               F-1


/17/


                          ATR Search Corporation
                       (a Development Stage Company)
                        Consolidated Balance Sheet


       Assets                                              December 31,
                                                               2001
                                                           ------------
       Current assets:
         Cash and equivalents                              $     25,693
         Accounts receivable                                    168,650
         Other current assets                                    30,766
                                                           ------------
            Total current assets                                225,109
                                                           ------------

       Fixed assets, net                                         11,362

       Acquired technology, net                               1,275,000
                                                           ------------

                                                           $  1,511,471
                                                           ============

       Liabilities and Stockholders' Equity

       Current liabilities:
         Accrued interest                                        86,250
         Accrued interest - related party                         2,696
         Short-term note payable                                 50,000
         Current portion of capital lease obligation            120,000
                                                           ------------
            Total current liabilities                           258,946

       Capital lease obligation, net of current portion       1,030,000
                                                           ------------

                                                              1,288,946
                                                           ------------

       Stockholders' Equity

         Common stock, $0.001 par value, 100,000,000
           shares authorized, 19,180,000 shares issued
           and outstanding as of 12/31/01                        19,180
         Additional paid-in capital                             692,095
         (Defict) accumulated during development stage         (488,750)
                                                           ------------
                                                                222,525
                                                           ------------
                                                           $  1,511,471
                                                           ============



The accompanying notes are an integral part of these financial statements.

                                    F-2


/18/


                          ATR Search Corporation
                       (a Development Stage Company)
                   Consolidated Statement of Operations


                                                         March 2, 2001
                                                      (date of inception)
                                                        to December 31,
                                                             2001
                                                        --------------

  Revenue                                               $      940,621
                                                        --------------
  Cost of services:
    Subcontractors                                             338,508
    Consultants                                                207,619
    Other costs                                                 36,016
                                                        --------------
      Total costs of services                                  582,143
                                                        --------------

  Gross profit                                                 358,478
                                                        --------------

  Expenses:
    General and administrative                                 366,709
    Consulting fees                                            151,250
    Amortization and depreciation                              225,607
    Organizational costs                                        12,250
                                                        --------------
      Total expenses                                           755,816
                                                        --------------

  Net operating (loss)                                        (397,338)

  Other (expenses):
    Interest expense                                           (88,716)
    Interest expense - related party                            (2,696)
                                                        --------------

  Net (loss)                                            $     (488,750)
                                                        ==============

  Weighted average number of common shares
    outstanding - basic and fully diluted                   19,180,000
                                                        ==============

  Net (loss) per share - basic and fully diluted        $           (0)
                                                        ==============



The accompanying notes are an integral part of these financial statements.

                               F-3


/19/


                           ATR Search Corporation
                        (a Development Stage Company)
          Consolidated Statement of Changes in Stockholders' Equity



                                                    (Deficit)
                                                   Accumulated
                       Common Stock     Additional    During       Total
                                         Paid-in   Development  Stockholders'
                      Shares   Amount    Capital      Stage       Equity
                     -------- --------  ---------  -----------  ----------

Founders shares
 issued for cash   12,625,000 $ 12,625  $  51,900  $         -  $   64,525

Shares issued
 for licensed
 technology         3,500,000    3,500    346,500                  350,000

Shares issued
 for consulting       350,000      350     25,900                   26,250

Shares issued
 for services         650,000      650     64,350                   65,000

Shares issued for
 cash pursuant to
 Rule 504 offering  1,340,000    1,340    132,660                  134,000

Shares issued for
 conversion of debt   115,000      115     11,385                   11,500

Shares issued
 for consulting       600,000      600     59,400                   60,000

Net (loss),
 March 2, 2001
 (inception) to
 December 31, 2001                                    (488,750)   (488,750)
                     -------- --------  ---------  -----------  ----------

Balance,
 December 31, 2001 19,180,000 $ 19,180  $ 692,095  $  (488,750) $  222,525



The accompanying notes are an integral part of these financial statements.

                               F-4


/20/


                     ATR Search Corporation
                  (a Development Stage Company)
              Consolidated Statement of Cash Flows


                                                         March 2, 2001
                                                      (date of inception)
                                                        to December 31,
                                                             2001
                                                        --------------
Cash flows from operating activities
Net (loss)                                              $     (488,750)
Shares issued to acquire technology                            350,000
Shares issued for services                                     151,250
Amortization and depreciation                                  225,607
Adjustments to reconcile net income to cash
 provided by operations:
   (Increase) in accounts receivable                          (168,650)
   (Increase) in other current assets                          (30,766)
   Increase in accrued interest                                 86,250
   Increase in accrued interest - related party                  2,696
                                                        --------------
Net cash provided by operating activities                      127,637
                                                        --------------
Cash flows from investing activities
   Short-term note payable                                      50,000
   Long-term debt                                            1,150,000
   Purchased fixed assets                                      (11,969)
   Acquired technology                                      (1,500,000)
                                                        --------------
Net cash (used) by investing activities                       (311,969)
                                                        --------------
Cash flows from financing activities
   Issuance of common stock                                    210,025
                                                        --------------
Net cash provided by financing activities                      210,025
                                                        --------------

Net increase in cash                                            25,693
Cash - beginning                                                     -
                                                        --------------
Cash - ending                                           $       25,693
                                                        --------------
Supplemental disclosures:
   Interest paid                                        $          329
                                                        ==============
   Income taxes paid                                    $            -
                                                        ==============
Non-cash transactions:
     Number of shares issued to acquire technology           3,500,000
                                                        ==============
     Number of shares issued for services                    1,600,000
                                                        ==============



The accompanying notes are an integral part of these financial statements.

                               F-5


/21/


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

As of March 14, 2001, the Company had a wholly owned subsidiary, ATR Search, LLC.

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

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses during the period ended December 31, 2001.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                               F-6


/22/


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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-
current   depending  on  the  periods  in  which  the   temporary
differences are expected to reverse.

                               F-7


/23/


                     ATR Search Corporation
                              Notes

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 2, 2001 (inception) through the period ended December 31, 2001 of $(488,750). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Fixed assets

The Company acquired the following assets during the period ended
December 31, 2001:

                      Furniture & fixtures          $  1,969
                      Leasehold improvements          10,000
                                                    --------
                                                    $ 11,969
                                                    ========

Depreciation expense totaled $607 for the period ended December
31, 2001.

                               F-8


/24/


                     ATR Search Corporation
                              Notes

Note 4 - Intellectual Property, Patents, and Other Intangibles

On March 28, 2001, the Company acquired the rights to use technology known as "human resource compiler based search recognition software and hardware" from Sarcor Management, SA, a British Virgin Islands corporation, in exchange for a lease agreement and the issuance of 3,500,000 common shares of stock valued at $350,000.

Amortization  expense  totaled  $225,000  for  the  period  ended
December 31, 2001.

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

                               F-9


/25/


                     ATR Search Corporation
                              Notes
Note 6 - Income taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are based on a 34% US federal statutory rate. As of December 31, 2001, the Company has a net operating loss of approximately $(488,750). The related tax asset of approximately $112,829 has been fully reserved and, if not used, will expire in 2021. A valuation adjustment has been made in the event the asset is not realizable.

Note 7 - Capital lease and rent obligations

10%  capital lease payable to Sarcor Management, SA with  monthly interest-only
  payments  beginning  in  April 2001 of  $5,000,  increasing  to
$10,000 in April 2002,
$15,000 in April 2003, and $19,100 thereafter, secured by
software licensing rights, due March 2011.                $1,150,000

Less current portion                                       ( 120,000)
                                                          ----------
Total long-term debt                                      $1,030,000
                                                          ==========
Summary of Future Minimum Lease Payments:
           Fiscal Year                              Amount
               2001                               $  15,000
               2002                                 150,000
               2003                                 180,000
               2004                                 229,200
               2005                                 229,200
            Thereafter                            1,173,000
                                                  ---------
                    Total lease payments over
                     the contractual period      $1,976,400
                    Less:  Interest                (476,400)
                                                  ---------
                    Original cost                 1,500,000
                                                  =========

Interest expense for the capital lease totaled $57,500 for the period ended December 31, 2001. Of which none has been paid as of December 31, 2001.

On April 1, 2001, the Company entered into a sublease agreement to rent office space for a period of four years at a rate of $2,502 per month. Rent expense totaled $23,133 at December 31, 2001.

Note 8 - Short term note payable

On May 5, 2001, the Company executed a promissory note with Robert Cox, the president of the Company, in the amount of $50,000, which is due in 2 years. Interest in accrued on a quarterly basis at an interest rate of 8% per annum. On May 5, 2003, the unpaid balance of principal and accrued interest will convert into common stock at a ratio of one share of the Company's $0.001 par value common stock for each $5. As of December 31, 2001, interest expense totaled $3,025 of which $329 has been paid.

                              F-10


/26/


                     ATR Search Corporation
                              Notes

Note 9 - Related party transactions

On May 5, 2001, the Company executed a promissory note with Robert Cox, the president of the Company, in the amount of $50,000. (See Note 8 above.)

On May 24, 2001, the Company issued 150,000 shares of its $0.001 par value common stock to Mary Lou Cox, mother of Robert Cox, the Company's president, for consulting services valued at $15,000.

Note 10 - Warrants and options

As of December 31, 2001, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 11 - Subsequent events

On February 17, 2002, the Company executed a business consulting agreement with MLSA whereby the Company issued 1,350,000 shares of its $0.001 par value common stock to Mark Lancaster for consulting services valued at $162,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

On February 26, 2002, the Company executed a consulting agreement with Qurag, Inc. whereby the Company issued 475,000 shares of its $0.001 par value common stock to Chaim Drizin, a shareholder of the Company, for consulting services valued at $30,875. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

On March 1, 2002, the Company executed a consulting agreement with Corporate Regulatory Services, LLC (CRS), a shareholder of the Company, whereby the Company issued 250,000 shares of its $0.001 par value common stock to CRS, for consulting services valued at $16,250. The consulting services are to be rendered over a period of approximately 1 year.

As of March 7, 2002, the Company issued 62,500 warrants to CRS, a shareholder of the Company, to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.10 per share of common stock and substantially all warrants will expire on or before March 7, 2007.

On March 27, 2002, the Company executed a consulting agreement with Promark, Inc. whereby the Company issued 500,000 shares of its $0.001 par value common stock to Ken Lowman for consulting services valued at $50,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

                              F-11


/27/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants.


/28/


                            PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

       Name          Age           Position(s)              Appointed
------------------  -----  ---------------------------  -----------------

 Robert L. Cox       41    President, CEO and Director    March of 2001

 Michael Vogel       32     Secretary, Treasurer and      March of 2001
                                   Director

 Barry Hawk          34        Vice President of          March of 2001
                             Corporate Development

 Shari Peskin-Fish   35        Vice President of          March of 2001
                                  Recruiting

  Robert L. Cox, Chairman, President and Director - Prior to joining ATR Search, Mr. Cox was the Chief Executive Officer, President and Director of Tower Realty Trust, Inc., a publicly traded Real Estate Investment Trust ("REIT"). Prior to holding the positions of CEO and President, since 1995 Mr. Cox served as the Executive Vice President and Chief Operating Officer of Tower Equities until October of 1997, when Tower Equities became a public company (Tower Realty Trust, Inc.). Prior to that, Mr. Cox served as Vice President of Development and Construction of Tower Equities from March 1987 to March 1995, where his main responsibilities included supervising all of Tower Equities' development and construction projects. Mr. Cox is a graduate of Florida State University.

  Michael Vogel, Secretary, Treasurer and Director - Mr. Vogel, whose expertise in personnel recruiting for the Information Technology market is highly relevant, is responsible for providing the vision and path for the Company. His insight into the personnel recruiting process will enable ATR Search's clients to be served in the most productive manner. For the past eight years, he has been a technical recruiter specializing in distributed technologies for major investment banks and brokerage firms. Mr. Vogel has been Vice President and Managing Director of Personnel Solutions, Inc. for the past five years. Prior to his employment as a technical recruiter, Mr. Vogel was employed as an analyst in the systems department at Chemical Bank. Mr. Vogel graduated from City University of New York.

  Barry Hawk, Vice President of Corporate Development - Prior to joining ATR Search, Mr. Hawk was President of Liberty Group Holdings, Inc. While there, he engineered the buyout of a prominent New York based food distribution company and negotiated other acquisitions and investments. Prior to that, Mr. Hawk was Vice President-Corporate Development of Ferro Foods Corp. From February 1998 until December 1998, Mr. Hawk was a Vice President of Crestwood Capital Group, Corp., a New York-based company, which provided corporate financing and management consulting services to both public and private companies. From March 1996 until February 1998, Mr. Hawk was the President of Win Capital Corp, a New York-based investment banking, trading and consulting company.


/29/


  Shari Peskin-Fish, Vice President of Recruiting - Prior to this position, Ms. Peskin spent three years as a senior technical recruiter for Personnel Solution, Inc. Ms. Peskin-Fish's responsibilities included client relations, new business development and the recruitment of consultants and full-time employees for the company. Her clients were some of the most prominent financial houses on Wall Street. Prior to working at Personnel Solutions, she was employed in the Real Estate management industry, where she gained knowledge in property and asset management.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

  The following table discloses compensation paid during the fiscal year ended December 31, 2001 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2001 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


                   SUMMARY COMPENSATION TABLE

                                   ANNUAL
                                COMPENSATION         ALL OTHER
NAME AND PRINCIPAL            SALARY     BONUS      COMPENSATION
     POSITION        YEAR      ($)        ($)           ($)
------------------   ----    --------   -------     ------------

Robert L. Cox        2001    100,000       0             0

Michael Vogel        2001    100,000       0             0

Barry Hawk           2001    100,000       0             0

Shari Peskin-Fish    2001     75,000       0             0


   STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

  No stock options were granted in the previous year.


/30/


   COMPENSATION OF DIRECTORS

  Our only directors are the current executive officers that are already drawing salaries for the management of our Company. They are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

   EMPLOYMENT AGREEMENTS

  No such agreement(s) exists between any executive and the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

  The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.


                          COMMON STOCK

                              Shares Beneficially     Percentage of Shares
     Name and Address                Owned                Outstanding
  ----------------------         -------------           -------------

  Sarcor Management, S.A.           3,500,000                18.25%
Tudor House, Llanvanor Rd
  London, England  NW22AQ

     Robert L. Cox                  1,750,000                 9.13%
  16 Wood Hollow Lane
 Fort Salonga, NY 11768

     Michael Vogel                    875,000                 4.56%
  86-66 Palermo Street
  Holliswood, NY 11423
                                    ---------                ------
 Total ownership by our officers    2,625,000                13.69%
  and directors (two individuals)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On May 5, 2001, the Company executed a promissory note with Robert Cox, the president of the Company, in the amount of $50,000.

  On May 24, 2001, the Company issued 150,000 shares of its
$0.001 par value common stock to Mary Lou Cox, mother of Robert
Cox, the Company's president, for consulting services valued at $15,000.


/31/


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

  A  list of exhibits required to be filed as part of this Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

  The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


/32/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ATR SEARCH CORPORATION


Date: April 15, 2002
      --------------


                                   By: /s/ Robert Cox
                                       --------------
                                       Robert Cox,
                                       President, CEO and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 15, 2002
      --------------


By: /s/ Robert Cox
    --------------
    Robert Cox,
    President, CEO and Director (Principal Executive Officer)



Date: April 15, 2002
      --------------


By: /s/ Michael Vogel
    -----------------
    Michael Vogel
    Secretary, Treasurer and Director


/33/


INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number
  3       Articles of Incorporation & By-Laws
             (a)  Articles of Incorporation of the Company filed
                  March 2, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (b)  Amended Articles of Incorporation of the Company
                  filed May 9, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (c) By-Laws of the Company adopted March 16, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
 23       Consent of Experts and Counsel
             Consent of independent public accountant


/34/