Form 10QSB
period 2002-03-31
ATR SEARCH CORP
filed 2002-05-22
CIK 1144225

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                              SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

29 E. 31st Street, 2nd Floor, New York, NY             10016
 (Address of principal executive offices)            (Zip Code)

                         (212) 725-6150
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date:
                           21,755,000


/1/


                            ATR Search Corporation
                         (A Development Stage Company)


                               Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets March 31, 2002 (unaudited) and December 31, 2001      4

    Statements of Operations For the Three Months Ending March 31,       5
    2002 (unaudited) and For the Period March 2, 2001 (Inception) to March 31, 2001 (unaudited) and For the Period March 2, 2001 (Inception) to March 31, 2002 (unaudited)

    Statements of Cash Flows For the Three Months Ending March 31,       6
    2002 (unaudited) and For the Period March 2, 2001 (Inception) to March 31, 2001 (unaudited) and For the Period March 2, 2001 (Inception) to March 31, 2002 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                 10

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                      13

SIGNATURES                                                              14


/2/


                     ATR Search Corporation
                  (A Development Stage Company)

                   Consolidated Balance Sheets
                              as of
                   March 31, 2002 (unaudited)
                      and December 31, 2001

                               and

              Consolidated Statements of Operations
                               and
                           Cash Flows
                   for the Three Months Ending
        March 31, 2002 (unaudited) and 2001 (unaudited),
                       and For the Period
    March 31, 2001 (Inception) to March 31, 2002 (unaudited)


/3/


                          ATR Search Corporation
                       (a Development Stage Company)
                        Consolidated Balance Sheets


                                                 (unaudited)
                                                  March 31,    December 31,
Assets                                               2002         2001
                                                  ----------   ----------
Current assets:
  Cash and equivalents                            $        -   $   25,693
  Accounts receivable                                169,282      168,650
  Other current assets                                30,766       30,766
                                                  ----------   ----------
     Total current assets                            200,048      225,109
                                                  ----------   ----------

Fixed assets, net                                     10,906       11,362

Acquired technology, net                           1,200,000    1,275,000

                                                  ----------   ----------
                                                  $1,410,954   $1,511,471
                                                  ==========   ==========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Checks written in excess of cash                $   19,593   $        -
  Accounts payable                                     6,990            -
  Accrued payroll taxes                               29,211            -
  Accrued interest                                   115,000       86,250
  Accrued interest - related party                     3,750        2,696
  Short-term note payable                             50,000       50,000
  Current portion of capital lease obligation        120,000      120,000
                                                  ----------   ----------
     Total current liabilities                       344,534      258,946

Capital lease obligation, net of current portion   1,030,000    1,030,000
                                                  ----------   ----------

                                                   1,374,534    1,288,946
                                                  ----------   ----------
Stockholders' equity (deficit):

  Common stock, $0.001 par value; 100,000,000
   shares authorized, 21,755,000 and 19,180,000
   shares issued and outstanding as of 3/31/02
   and 12/31/01, respectively                         21,755       19,180
  Additional paid-in capital                         948,645      692,095
  Deferred compensation                             (193,479)           -
  (Deficit) accumulated during development stage    (740,501)    (488,750)
                                                  ----------   ----------
                                                      36,420      222,525
                                                  ----------   ----------

                                                  $1,410,954   $1,511,471
                                                  ==========   ==========



 The accompanying Notes are an integral part of these financial statements.


/4/


                          ATR Search Corporation
                       (a Development Stage Company)
                                (unaudited)
                   Consolidated Statements of Operations


                                Three Months   March 2, 2001   March 2, 2001
                                   Ending      (Inception) to  (Inception) to
                               March 31, 2002  March 31, 2001  March 31, 2002
                               --------------  --------------  --------------

Revenue                        $      175,658  $       93,002  $    1,116,279
                               --------------  --------------  --------------

Cost of services:
 Subcontractors                        46,566          29,916         385,074
 Consultants                           39,252           1,307         246,871
 Other costs                           14,069               -          50,085
                               --------------  --------------  --------------
   Total costs of services             99,887          31,223         682,030
                               --------------  --------------  --------------

Gross profit                           75,771          61,779         434,249
                               --------------  --------------  --------------

Expenses:
 General and administrative
  expenses                             96,735          30,433         463,444
 Consulting fees                       65,646               -         216,896
 Depreciation and amortization         75,456               -         301,063
 Organizational costs                  59,881               -          72,131
                               --------------  --------------  --------------
   Total expenses                     297,718          30,433       1,053,534
                               --------------  --------------  --------------

Net operating income (loss)          (221,947)         31,346        (619,285)

Other (expense):
 Interest expense                     (28,750)              -        (117,466)
 Interest expense - related party      (1,054)              -          (3,750)
                               --------------  --------------  --------------

Net income (loss)              $     (251,751) $       31,346  $     (740,501)
                               ==============  ==============  ==============

Weighted average number of
 common shares outstanding -
 basic and fully diluted           20,123,611      16,100,000
                               ==============  ==============

Net (loss) per share -
 basic & fully diluted         $        (0.02) $         0.00
                               ==============  ==============



 The accompanying Notes are an integral part of these financial statements.


/5/


                          ATR Search Corporation
                       (a Development Stage Company)
                                (unaudited)
                   Consolidated Statements of Cash Flows


                                Three Months   March 2, 2001   March 2, 2001
                                   Ending      (Inception) to  (Inception) to
                               March 31, 2002  March 31, 2001  March 31, 2002
                               --------------  --------------  --------------

Cash flows from operating activities

Net income (loss)              $     (251,751) $       31,346  $     (740,501)
Stock issued to acquire
 technology                                 -         350,000         350,000
Stock issued for services             259,125               -         410,375
Depreciation and amortization          75,456               -         301,063
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  (Increase) decrease in
   accounts receivable                   (632)        (93,002)       (169,282)
  (Increase) in other
   current assets                           -               -         (30,766)
  Increase in checks written
   in excess of cash                   19,583               -          19,583
  Increase in accounts payable          6,990               -           6,990
  Increase in accrued payroll          29,211           9,383          29,211
   taxes
  Increase in accrued interest         28,750               -         115,000
  Increase in accrued interest -
   related party                        1,054               -           3,750
                               --------------  --------------  --------------
Net cash provided by
 operating activities                 167,786         297,727         295,423
                               --------------  --------------  --------------

Cash flows from investing activities

  Short-term note payable                   -               -          50,000
  Long-term debt                            -       1,150,000       1,150,000
  Purchase of fixed assets                  -               -         (11,969)
  Acquired technology                       -      (1,500,000)     (1,500,000)
                               --------------  --------------  --------------
Net cash (used) by
 investing activities                       -        (350,000)       (311,969)
                               --------------  --------------  --------------

Cash flows from financing activities

  Issuances of common stock                 -          64,500         210,025
  Increase in deferred
   compensation                      (193,479)              -        (193,479)
                               --------------  --------------  --------------
Net cash provided (used)
 by financing activities             (193,479)         64,500          16,546
                               --------------  --------------  --------------

Net increase (decrease) in cash       (25,693)         12,227               -
Cash - beginning                       25,693               -               -
                               --------------  --------------  --------------
Cash - ending                  $            -  $       12,227  $            -
                               ==============  ==============  ==============

Supplemental disclosures:
  Interest paid                $            -  $            -  $          329
                               ==============  ==============  ==============
  Income taxes paid            $            -  $            -  $            -
                               ==============  ==============  ==============

Non-cash transactions:
  Number of shares issued to
   acquire technology                       -       3,500,000       3,500,000
                               ==============  ==============  ==============
  Number of shares issued
   for services                     2,575,000               -       1,600,000
                               ==============  ==============  ==============



 The accompanying Notes are an integral part of these financial statements.


/6/


                     ATR Search Corporation
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 2, 2001 (inception) through the period ended March 31, 2002 of $(740,501). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Fixed assets

As of March 31, 2002 the Company had the following assets:

                    Furniture & fixtures          $  1,969
                    Leasehold improvements          10,000
                                                  --------
                                                  $ 11,969

Depreciation expense totaled $456 for the three-month period ended March 31, 2002.

Note 4 - Intellectual Property, Patents, and Other Intangibles

As of March 31, 2002, the Company had the rights to use technology known as "human resource compiler based search recognition software and hardware" from Sarcor Management, SA, a British Virgin Islands corporation, in exchange for a lease agreement and the issuance of 3,500,000 common shares of stock valued at $350,000.

Amortization expense totaled $75,000 for the three-month period ended March 31, 2002.


/7/


                     ATR Search Corporation
                  (a Development Stage Company)
                              Notes

Note 5 - Short term note payable

On May 5, 2001, the Company executed a promissory note with Robert Cox, the president of the Company, in the amount of $50,000, which is due in 2 years. Interest in accrued on a quarterly basis at an interest rate of 8% per annum. On May 5, 2003, the unpaid balance of principal and accrued interest will convert into common stock at a ratio of one share of the Company's $0.001 par value common stock for each $5. During the three-month period ended March 31, 2002, interest expense was $1,054. As of March 31, 2002 the balance in accrued interest was $3,750.

Note 6 - Capital lease and rent obligations

10%  capital lease payable to Sarcor Management, SA with  monthly interest-only
payments beginning in April 2001 of $5,000, increasing to $10,000 in April 2002,
$15,000 in April 2003, and $19,100 thereafter, secured by
software licensing rights, due March 2011.   $1,150,000

Less current portion                           (120,000)
                                             ----------
Total long-term debt                         $1,030,000
                                             ==========

Summary of Future Minimum Lease Payments:
          Fiscal Year                            Amount
          -----------                          ---------
             2001                             $   15,000

             2002                                150,000

             2003                                180,000

             2004                                229,200

             2005                                229,200

          Thereafter                           1,173,000
                                               ---------
                Total lease payments
                 over the contractual period  $1,976,400
                Less: Interest                  (476,400)
                                               ---------
                Original cost                  1,500,000

Interest  expense for the capital lease totaled $75,000  for  the three-month  period ended March 31, 2002.  As of March  31,  2002 the balance in accrued interest was $115,000. Of which none has been paid as of March 31, 2002.

On April 1, 2001, the Company entered into a sublease agreement to rent office space for a period of four years at a rate of $2,502 per month. Rent expense totaled $7,555 for the period ended March 31, 2002.

Note 7 - Stockholder's equity

On February 17, 2002, the Company executed a business consulting agreement with MLSA whereby the Company issued 1,350,000 shares of its $0.001 par value common stock to Mark Lancaster for consulting services valued at $162,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision. Amounts included in expense were $54,000 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

On February 26, 2002, the Company executed a consulting agreement with Qurag, Inc. whereby the Company issued 475,000 shares of its $0.001 par value common stock to Chaim Drizin, a shareholder of the Company, for consulting services valued at $30,875. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision. Amounts included in expense were $10,292 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."


/8/


                     ATR Search Corporation
                  (a Development Stage Company)
                              Notes

On March 1, 2002, the Company executed a consulting agreement with Corporate Regulatory Services, LLC (CRS), a shareholder of the Company, whereby the Company issued 250,000 shares of its $0.001 par value common stock to CRS, for consulting services valued at $16,250. The consulting services are to be rendered over a period of approximately 1 year. Amounts included in expense were $1,354 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

On March 27, 2002, the Company executed a consulting agreement with Promark, Inc. whereby the Company issued 500,000 shares of its $0.001 par value common stock to Ken Lowman for consulting services valued at $50,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

There have been no other issuances of common stock.

Note 8 - Related party transactions

On May 5, 2001, the Company executed a promissory note with Robert Cox, the president of the Company, in the amount of $50,000. (See Note 8 above.)

On May 24, 2001, the Company issued 150,000 shares of its $0.001 par value common stock to Mary Lou Cox, mother of Robert Cox, the Company's president, for consulting services valued at $15,000.

On February 26, 2002, the Company executed a consulting agreement with Qurag, Inc. whereby the Company issued 475,000 shares of its $0.001 par value common stock to Chaim Drizin, a shareholder of the Company, for consulting services valued at $30,875. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision. Amounts included in expense were $10,292 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

On March 1, 2002, the Company executed a consulting agreement with Corporate Regulatory Services, LLC (CRS), a shareholder of the Company, whereby the Company issued 250,000 shares of its $0.001 par value common stock to CRS, for consulting services valued at $16,250. The consulting services are to be rendered over a period of approximately 1 year. Amounts included in expense were $1,354 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

On March 27, 2002, the Company executed a consulting agreement with Promark, Inc. whereby the Company issued 500,000 shares of its $0.001 par value common stock to Ken Lowman for consulting services valued at $50,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

Note 9 - Warrants

As of March 7, 2002, the Company issued 62,500 warrants to CRS, a shareholder of the Company, to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.10 per share of common stock and substantially all warrants will expire on or before March 7, 2007.

As of March 31, 2002, no warrants have been exercised to acquire additional shares of common stock.


/9/


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


/10/


Results of Operations

  We generated $175,658 in revenues for the three-month period ended March 31, 2002. As our inception date was March 2, 2001, the period ended March 31, 2001 was not a complete quarter and therefore cannot be used for comparative purposes. Our revenues are based entirely on the placement of our IT professionals.

  Total cost of services, which includes the fees paid to our subcontractors, consultants and other related costs, amounted to $99,887 for the three months ended March 31, 2002 and $682,030 since March 2, 2001 (inception).

  Total operating expenses for the three months ended March 31, 2002 were $297,718 and $1,053,534 since March 2, 2001
(inception). Total operating expenses for the three-month period ended March 31, 2002 were entirely related to general and administrative expenses, consulting fees, depreciation and amortization, and organizational costs. These expenses were largely incurred as a result of the following:

  On February 17, 2002, we executed a business consulting agreement with MLSA whereby we issued 1,350,000 shares of our $0.001 par value common stock to Mark Lancaster for consulting services valued at $162,000. These consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision. Amounts included in expense were $54,000 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

  On February 26, 2002, we executed a consulting agreement with Qurag, Inc. whereby we issued 475,000 shares of our $0.001 par value common stock to Chaim Drizin, a shareholder of the Company, for consulting services valued at $30,875. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision. Amounts included in expense were $10,292 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

  On March 1, 2002, we executed a consulting agreement with Corporate Regulatory Services, LLC (CRS), a shareholder of the Company, whereby we issued 250,000 shares of our $0.001 par value common stock to CRS, for consulting services valued at $16,250. The consulting services are to be rendered over a period of approximately 1 year. Amounts included in expense were $1,354 for the three-month period ended March 31, 2002. As of March 31, 2002, the unamortized amount was included in the accompanying balance sheet as "Deferred compensation."

  On March 27, 2002, we executed a consulting agreement with Promark, Inc. whereby we issued 500,000 shares of our $0.001 par value common stock to Ken Lowman for consulting services valued at $50,000. The consulting services are to be rendered over a period of 90 days with an automatic three-month renewal provision.

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


/11/


Liquidity and Capital Resources

  We believe our projected revenues will be sufficient to fund ongoing fiscal 2002 and 2003 operations and provide for our working capital needs, however, we have negative working capital of $344,534. Our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

  To date, we have financed our cash flow requirements through a public issuance of common stock and through the revenues generated from our IT placement services. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

  All investor inquiries should be directed to Mr. Robert Cox, President, ATR Search Corp. 29 E. 31st Street, 2nd Floor, New
York, New York 10016, phone 212-725-6150, fax 212-725-6228.


/12/


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


/13/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ATR Search Corporation
-----------------------------------------------------------------
                          (Registrant)




Date: May 21, 2002
      ------------



By: /s/ Robert Cox
    ---------------------------
  Robert Cox, President and CEO


/14/