Form 10QSB
period 2002-06-30
CAREDECISION CORP
filed 2002-08-22
CIK 1144225

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33187

                    CareDecision Corporation
     (Exact name of registrant as specified in its charter)
             Nevada                         91-2105842

 (State or other jurisdiction of  (I.R.S. Employer Identification
 incorporation or organization)                No.)

 2 Penn Plaza, 15th Floor, Suite                  10121
      1500-53, New York, NY                     (Zip Code)
 (Address of principal executive offices)

                         (212) 292-4959
      (Registrant's telephone number, including area code)

 ATR Search Corporation, 29 E. 31st Street, 2nd Floor, New York,
                            NY 10016

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

General

  We were formed as a Nevada corporation under the name ATR Search Corporation ("ATR") on March 2, 2001. On June 28, 2002 we filed a report on Form 8-K with the Securities and Exchange Commission, incorporated herein by reference, whereby Medicius, Inc. ("Medicius"), a Nevada corporation, merged with and into ATR. Pursuant to the terms of the merger agreement, ATR obtained the operations of Medicius.

  We adopted Medicius' business model, which is to provide enhanced information technology (IT) to physicians at the point of clinical decision because we believe that the growth of the e-healthcare industry will far outpace that of our previous business model, which was to provide IT technology professionals to businesses on a part-time or full-time basis. With the demise of many .com companies over the past few years the market has become saturated with unemployed IT professionals. It is the opinion of management that this will act to drive down the fees we can obtain from the placement of these professionals and reduce the number of companies desirous of engaging our services. On the other hand, the Medicius software systems, communication tools and suite of software applications obtained through our merger, permits a physician to request critical patient medical and/or medication information via the Web on a Microsoft Windows CE-based PDA at, or prior to the point-of-care.

  The system captures and displays the requested information, and overlays formulaic medical treatment protocols and medical step therapies, creating not only a patient specific historical medical chart, but also suggested treatment alternatives, approved medications and diagnosis specific protocols. Utilization of this system by the practicing physician enhances clinical decision-making, improves physician productivity, insures formulary compliance, reduces the cost of healthcare and positively impacts the care provided to the patient.

  On August 2, 2002 we filed amended articles of incorporation with the state of Nevada (see exhibit 3.1c) to change the name of our company to CareDecision Corporation and increase our number of authorized common shares to 200,000,000.


/2/


Future Business

  The elements of our future business strategy include:
expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to our proposed operations. Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with health insurers and HMOs to provide our e-healthcare products and services.

Liquidity and Capital Resources

  We believe our projected revenues will be sufficient to fund ongoing fiscal 2002 and 2003 operations and provide for our working capital needs. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

  To date, we have financed our cash flow requirements through a public issuance of common stock and through the revenues generated from our services. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

  All investor inquiries should be directed via mail to Mr.
Robert Cox, President, CareDecision Corp. 2 Penn Plaza, 15th
Floor, Suite 1500-53, New York, New York 10121.


/3/


                   PART II - OTHER INFORMATION


Item 6a. Exhibits



  Exhibi Name and/or Identification of Exhibit t
  Number
   3.1    Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed March 2, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                 (b) Certificate of Amendment to the Articles of Incorporation of the Company filed May 9, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                 (c) Certificate of Amendment to the Articles of Incorporation of the Company filed August 2, 2002.
   3.2 By-Laws of the Company adopted March 16, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.


Item 6b. Reports on Form 8-K

(a) Items 5 and 7 on Form 8-K filed with the Commission on June
    28, 2002.


/4/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CareDecision Corporation
-----------------------------------------------------------------
                          (Registrant)




Date: August 22, 2002
     ----------------



By: /s/ Robert Cox
   ---------------
  Robert Cox, President and CEO


/5/