Form 10QSB/A
period 2002-06-30
CAREDECISION CORP
filed 2002-08-29
CIK 1144225

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-QSB/A

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

 ATR Search Corporation, 29 E. 31st Street, 2nd Floor, New York, NY 10016 ( Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date:
                           34,195,000


/1/


                         CareDecision Corporation
                     [formerly ATR Search Corporation]
                       (a Development Stage Company)


                             Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheet June 30, 2002 (unaudited)                 4

    Consolidated Statements of Operations For the Three Months           5
    Ended June 30, 2002 and 2001 (unaudited) and For the Six
    Months Ended June 30, 2002 and 2001 (unaudited) and For the
    Period July 6, 2000 (Inception) to June 30, 2002 (unaudited)

    Consolidated Statements of Cash Flows For the Six Months             6
    Ended June 30, 2002 and 2001 (unaudited) and For the Period
    July 6, 2000 (Inception) to June 30, 2002 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Plan of Operation                 10

PART II - OTHER INFORMATION

Item 6. Exhibits                                                        12

SIGNATURES                                                              13


/2/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                    June 30, 2002 (unaudited)

                               and

              Consolidated Statements of Operations
                               and
                           Cash Flows
               for the Three and Six Months Ended
               June 30, 2002 and 2001 (unaudited),
                       and For the Period
      July 6, 2000 (Inception) to June 30, 2002 (unaudited)


/3/


                         CareDecision Corporation
                     [formerly ATR Search Corporation]
                       (a Development Stage Company)
                        Consolidated Balance Sheet
                                (unaudited)



                                                            June 30,
Assets                                                        2002
                                                           ----------
Current assets:
  Cash                                                     $  303,599
  Notes receivable                                             24,900
                                                           ----------
     Total current assets                                     328,499
                                                           ----------

Fixed assets, net                                              27,857

Intellectual property, net                                  1,097,500

Investment in subsidiary                                      229,899
                                                           ----------
                                                           $1,683,755
                                                           ==========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                            $  537,573
  Notes payable - officer                                      40,000
                                                           ----------
     Total current liabilities                                577,573
                                                           ----------

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
   authorized, 34,195,000 shares issued and outstanding        34,195
  Additional paid-in capital                                2,081,095
  (Deficit) accumulated during development stage           (1,009,108)
                                                           ----------
                                                            1,106,182
                                                           ----------
                                                           $1,683,755
                                                           ==========



 The accompanying notes are an integral part of these financial statements.


/4/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                     Consolidated Statements of Operations
                                  (unaudited)


                          For three months     For six months    July 6, 2000
                           ended June 30,      ended June 30,   (inception) to
                           --------------     ----------------      June 30,
                            2002      2001      2002     2001         2002
                           ------    ------   -------   -------  -------------

Revenue                    $  674    $    -   $ 1,055   $     -  $       1,055
                           ------    ------   -------   -------  -------------

Expenses:
 General &                293,720         -   592,295     4,974        607,486
  administrative expenses
 Consulting expenses            -         -         -         -        325,000
 Depreciation&amortization      -         -     1,393         -         70,393
                           ------    ------   -------   -------  -------------
   Total expenses         293,720         -   593,688     4,974      1,002,879
                           ------    ------   -------   -------  -------------

Other income (expense):
 Interest income                -         -       967         -            967
 Interest expense               -         -    (8,251)        -         (8,251)
                           ------    ------   -------   -------  -------------
Net (loss)              $(293,046)   $    - $(599,917)  $(4,974) $  (1,009,108)
                           ======    ======   =======   =======  =============

Weighted average number of
 common shares outstanding
 basic & fully diluted 21,891,703 16,100,000 10,822,178 7,983,836
                        ========= ========== ========== =========

Net (loss) per share
 basic & fully diluted     $(0.01)   $    -   $ (0.06)  $ (0.00)
                           ======    ======   =======   =======



 The accompanying notes are an integral part of these financial statements.


/5/


                          CareDecision Corporation
                      [formerly ATR Search Corporation]
                        (a Development Stage Company)
                    Consolidated Statements of Cash Flows
                                  (unaudited)


                                     For the six months ended   July 6, 2000
                                            June 30,           (inception) to
                                     ------------------------      June 30,
                                         2002        2001            2002
                                      ----------  ----------     ------------
Cash flows from operating activities
Net (loss)                            $ (599,917) $        -     $ (1,009,108)
Shares issued for services               409,446           -          689,641
Depreciation and amortization              1,393           -           70,393
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  (Increase) in notes receivable         (24,900)          -          (24,900)
Net cash (used) by                    ----------  ----------     ------------
 operating activities                   (213,978)          -         (273,974)

                                      ----------  ----------     ------------
Cash flows from investing activities           -           -                -
                                      ----------  ----------     ------------

Cash flows from financing activities
  Increase in notes payable              537,573           -          537,573
  (Decrease) in notes payable-officer    (20,000)          -           40,000
Net cash provided by                  ----------  ----------     ------------
 financing activities                    517,573           -          577,573
                                      ----------  ----------     ------------

Net increase in cash                     303,595           -          303,599
Cash - beginning                               4           -                -
                                      ----------  ----------     ------------
Cash - ending                         $  303,599  $        -     $    303,599
                                      ==========  ==========     ============

Supplemental disclosures:
  Interest paid                       $        -  $        -     $          -
                                      ==========  ==========     ============
  Income taxes paid                   $        -  $        -     $          -
                                      ==========  ==========     ============

Non-cash transactions:
 Shares issued for services provided  $  409,466  $        -     $    689,641
                                      ==========  ==========     ============
 Number of shares issued for services 12,440,000           -       12,444,000
                                      ==========  ==========     ============



 The accompanying notes are an integral part of these financial statements.


/6/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended June 30, 2002 of $(1,009,108). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Notes receivable

On January 15, 2002, the Company loaned an officer a total of $15,000 which is due in one year at an interest rate of 8% per annum.

On June 1, 2002, the Company loaned CareDecision.net, Inc., a private corporation that has completed several transactions with the Company, and was once managed by several beneficial owners of the Company, a total of $9,900 which is due on May 31, 2002 at an interest rate of 8% per annum.

During the period ended June 30, 2002, the total interest income is $967.

Note 4 - Fixed assets

As of June 30, 2002 the Company received the following equipment in the amount of $27,857 from Keith Berman, a beneficial owner of the Company. Depreciation expense totaled $1,393 for the six-month period ended June 30, 2002.


/7/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note 5 - Intellectual property

During the period ended June 30, 2002, the Company acquired Intellectual Property from CareDecision.net, Inc, a private corporation that has completed several transactions with the Company, and was once managed by several beneficial owners of the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company's $0.001 par value preferred stock.

Note 6 - Investment in Care Technologies, LLC

On June 21, 2001, the Company entered into an agreement with Care Technologies, LLC whereby the Company sold all of the assets and liabilities of the Company in exchange for a 10% ownership of Care Technologies, LLC. The investment was recorded at $229,899, being the fair value of the Company's assets on the acquisition date.

Note 7 - Notes payable

On January 15, 2002, the Company received $40,000 from Keith Berman, a beneficial owner of the Company, which is due on December 31, 2003 and accrued interest at 8% per annum. The principal and accrued interest can be converted at a rate of $0.10 per share.

On April 23, 2002, the Company received $475,000 from M and E Equities, LLC which is due in two years at an interest rate of 9% per annum. The principal and interest of the note can be converted into five shares of the Company's $0.001 par value common stock for each $1 of debt. This note is secured by all the assets of the Company to include accounts receivable, inventory, fixed assets, and intangible assets.

During the period ended June 30, 2002, the Company received a total of $62,573 from various entities and individuals which is due upon demand and accrued interest at a rate of 0%.

During the six-month period ended June 30, 2002, the Company had interest expense of $8,251.

Note 8 - Stockholder's equity

During the period ended June 30, 2002, the Company issued a total of 12,444,000 shares of the Company's $0.001 par value common stock for various services at prices ranging from $0.001 to $1.30 per share.

There have been no other issuances of common stock.

Note 9 - Related party transactions

On June 1, 2002, the Company loaned CareDecision.net, Inc., a private corporation that has completed several transactions with the Company, and was once managed by several beneficial owners of the Company, a total of $9,900 which is due on May 31, 2002 at an interest rate of 8% per annum.

As of June 30, 2002 the Company received the following equipment in the amount of $27,857 from Keith Berman, a beneficial owner of the Company. Depreciation expense totaled $1,393 for the six-month period ended June 30, 2002.

During the period ended June 30, 2002, the Company acquired Intellectual Property from CareDecision.net, Inc, a private corporation that has completed several transactions with the Company, and was once managed by several beneficial owners of the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company's $0.001 par value preferred stock.


/8/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

On January 15, 2002, the Company received $40,000 from Keith Berman, a beneficial owner of the Company, which is due on December 31, 2003 and accrued interest at 8% per annum. The principal and accrued interest can be converted at a rate of $0.10 per share.

Note 10 - Warrants

As of March 7, 2002, the Company issued 62,500 warrants to CRS, a shareholder of the Company, to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.10 per share of common stock and substantially all warrants will expire on or before March 7, 2007.

As of June 30, 2002, no warrants have been exercised to acquire additional shares of common stock.

Note  11  -  Reverse acquisitions agreement with  Medicius,  Inc.
(MED)

On June 21, 2001, the Company entered into an agreement with MED whereby the Company acquired all of the issued and outstanding common stock of NDI in exchange for 38,043,863 voting shares of the Company's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the MED controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of MED. The common stock issued was recorded at $0, being the fair value of the Company's assets on the acquisition date.

The continuing company has retained December 31 as its fiscal year end.

Note 12 - Subsequent events

On August 2, 2002, the Company amended its articles of incorporation to change the Company's name to CareDecision Corporation and increase its authorized capital to 200,000,000 shares of the common stock with a par value of $0.001 and 5,000,000 shares of the preferred stock with a par value of $0.001.

On  August  1, 2002, the Company issued 3,000,000 shares  to  Ken
Lowman for consulting services rendered.

On August 9, 2002, the Company issued 2,000,000 shares to Barbara
Asbell, a shareholder of the Company, for consulting services rendered.


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

  On August 2, 2002 we filed amended articles of incorporation with the state of Nevada (see exhibit 3.1c, previously filed with the Commission) to change the name of our company to CareDecision Corporation and increase our number of authorized common shares to 200,000,000.


/10/


Results of Operations

  We generated $1,055 in revenues for the six-month period ended
June 30, 2002. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

  Total operating expenses for the six months ended June 30, 2002 were $593,688 and $1,002,879 since inception. Total operating expenses for the six-month period ended June 30, 2002 and since inception were entirely related to general and administrative expenses, consulting fees, depreciation and amortization, and organizational costs.

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

Liquidity and Capital Resources

  We believe our cash on hand of $303,599 will be sufficient to fund ongoing fiscal 2002 and 2003 operations and provide for our working capital needs, however, we have negative working capital of $249,074. Our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

  To date, we have financed our cash flow requirements through a public issuance of common stock and through the issuance of notes. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

  All investor inquiries should be directed via mail to Mr.
Robert Cox, President, CareDecision Corp.   2 Penn Plaza, 15th
Floor, Suite 1500-53, New York, New York 10121.


/11/


                   PART II - OTHER INFORMATION


Item 6a. Exhibits



  Exhibit  Name and/or Identification of Exhibit
  Number
   3.1     Articles of Incorporation & By-Laws
                 (a) Articles of Incorporation of the Company filed March 2, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                 (b) Certificate of Amendment to the Articles of Incorporation of the Company filed May 9, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
                 (c) Certificate of Amendment to the Articles of Incorporation of the Company filed August 2, 2002. Incorporated by reference to the exhibits to the Company's June 30, 2002 Quarterly Report on Form 10-QSB, previously filed with the Commission.
   3.2 By-Laws of the Company adopted March 16, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
  99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


Item 6b. Reports on Form 8-K

(a) Items 5 and 7 on Form 8-K filed with the Commission on June
    28, 2002.


/12/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CareDecision Corporation
-----------------------------------------------------------------
                          (Registrant)




Date: August 28, 2002
      ---------------



By: /s/ Robert Cox
    -----------------------------
    Robert Cox, President and CEO







Date: August 28, 2002
      ---------------



By: /s/ Michael Vogel
    --------------------------------
    Michael Vogel, Treasurer and CFO


/13/