Form 10QSB
period 2002-09-30
CAREDECISION CORP
filed 2002-11-12
CIK 1144225

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
                                ------------------
Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33187

                    CareDecision Corporation
                    ------------------------
     (Exact name of registrant as specified in its charter)


             Nevada                                  91-2105842
             ------                                  ----------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

 2 Penn Plaza, 15th Floor, Suite 1500-53, New York, NY      10121
 -----------------------------------------------------     --------
   (Address of principal executive offices)               (Zip Code)

                         (212) 292-4959
                         --------------
      (Registrant's telephone number, including area code)

 _______________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 69,681,174


/1/

                            CareDecision Corporation
                        [formerly ATR Search Corporation]
                          (a Development Stage Company)


                                Table of Contents

                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet September 30, 2002 (unaudited)        4

Consolidated Statements of Operations For the Three Months       5
Ended September 30, 2002 and 2001 (unaudited) and For the
Nine Months Ended September 30, 2002 and 2001 (unaudited) and
For the Period July 6, 2000 (Inception) to September 30, 2002
(unaudited)

Consolidated Statements of Cash Flows For the Nine Months        6
Ended September 30, 2002 and 2001 (unaudited) and For the
Period July 6, 2000 (Inception) to September 30, 2002
(unaudited)

Notes to Financial Statements                                    7

Item 2. Management's Discussion and Plan of Operation           10

PART II - OTHER INFORMATION

Item 6. Exhibits                                                12

SIGNATURES                                                      13


/2/




                            CareDecision Corporation
                        [formerly ATR Search Corporation]
                          (a Development Stage Company)

                           Consolidated Balance Sheet
                                      as of
                         September 30, 2002 (unaudited)

                                       and

                      Consolidated Statements of Operations
                       for the Three and Nine Months Ended
                    September 30, 2002 and 2001 (unaudited),
                               and For the Period
           July 6, 2000 (Inception) to September 30, 2002 (unaudited)

                                       and

                      Consolidated Statements of Cash Flows
                            for the Nine Months Ended
                    September 30, 2002 and 2001 (unaudited),
                               and For the Period
           July 6, 2000 (Inception) to September 30, 2002 (unaudited)


/3/

                            CareDecision Corporation
                           [formerly ATR Search Corporation]
                          (a Development Stage Company)
                           Consolidated Balance Sheet
                                   (unaudited)



                                             September 30,
   Assets                                        2002
                                             -------------
   Current assets:
    Cash and equivalents                     $   349,807
    Notes receivable                              15,850
                                             -----------
     Total current assets                        365,657
                                             -----------

   Fixed assets, net                             256,393

   Intellectual property, net                  1,113,615
                                             -----------

                                             $ 1,735,665
                                             ===========

   Liabilities and Stockholders' Equity

   Current liabilities:
    Accounts payable                         $    10,000
    Notes payable                                485,418
                                             -----------
     Total current liabilities                   495,418
                                             -----------

   Stockholders' equity:
    Common stock, $0.001 par value;               69,681
     100,000,000 shares
     authorized, 69,681,174 shares issued
     and outstanding
    Additional paid-in capital                 2,696,498
    (Deficit) accumulated during
     development stage                        (1,525,932)
                                             -----------
                                               1,240,247
                                             -----------

                                             $ 1,735,665
                                             ===========




 The accompanying notes are an integral part of these financial statements.

/4/


                            CareDecision Corporation
                        [formerly ATR Search Corporation]
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                   For the three          For the nine        July 6, 2000
                                    months ended          months ended       (inception) to
                                    September 30,         September 30,       September 30,
                                 2002        2001        2002         2001        2002
                              ----------  ----------  -----------  ----------  -----------
Revenue                       $      500   $      -   $    1,555  $        -   $     1,555
                              ----------  ----------  -----------  ----------  -----------
Expenses:
 General & administrative        159,028          -       751,323       4,974      766,514
  expenses
 Consulting expense              276,056          -       276,056          -       601,056
 Depreciation                      1,363          -         2,756          -        71,756
                              ----------  ----------  -----------  ----------  -----------
   Total expenses                436,447          -     1,030,135       4,974    1,439,326
                              ----------  ----------  -----------  ----------  -----------

Other income (expense):
 (Loss) on debt settlement       (68,363)         -       (68,363)         -       (68,363)
 Interest income                   1,885          -         2,852          -         2,852
 Interest (expenses)             (14,399)         -       (22,650)         -       (22,650)
                              ----------  ----------  -----------  ----------  -----------

Net (loss)                    $ (516,824) $       -   $(1,116,741) $   (4,974) $(1,525,932)
                              ==========  ==========  ===========  ==========  ===========

Weighted average number of
 common shares outstanding -
 basic and fully diluted      21,027,802  16,100,000   33,279,930  16,100,000
                              ==========  ==========  ===========  ==========

Net (loss) per share - basic
and fully diluted             $    (0.02) $       -   $     (0.03) $    (0.00)
                              ==========  ==========  ===========  ==========

    The accompanying notes are an integral part of these
                    financial statements.

/5/

                            CareDecision Corporation
                        [formerly ATR Search Corporation]
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                   July 6, 2000
                                        For the nine months ended   (inception)
                                             September 30,              to
                                        -------------------------  September 30,
                                            2002          2001         2002
                                        ------------  -----------  ------------
Cash flows from operating activities
 Net (loss)                             $ (1,116,741) $         -  $ (1,525,932)
 Shares issued for services                  276,056            -       601,056
 Loss on debt settlement                      68,363            -        68,363
 Depreciation                                  2,756            -        71,756
 Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities:
   (Increase) in notes receivable            (15,850)           -       (15,850)
   Increase in accounts payable               10,000            -        10,000
                                        ------------  -----------  ------------
Net cash (used) by operating activities     (785,416)           -      (800,607)
                                        ------------  -----------  ------------


Cash flows from investing activities              -            -              -
                                        ------------  -----------  ------------

Cash flows from financing activities
 Increase in notes payable                   485,418            -       485,418
 Issuance of common stock                    649,801            -       664,996
                                        ------------  -----------  ------------
Net cash provided by financing
activities                                 1,135,219            -     1,150,414
                                        ------------  -----------  ------------

Net increase in cash                         349,803            -       349,807
 Cash - beginning                                  4            -             -
                                        ------------  -----------  ------------
 Cash - ending                          $    349,807  $         -  $    349,807
                                        ============  ===========  ============

Supplemental disclosures:
 Interest paid                          $          -  $         -  $          -
                                        ============  ===========  ============
 Income taxes paid                      $          -  $         -  $          -
                                        ============  ===========  ============

Non-cash transactions:
 Shares issued for services provided    $    276,056  $         -  $    601,056
                                        ============  ===========  ============



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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended September 30, 2002 of $(1,525,932). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Notes receivable

On January 15, 2002, Medicius loaned an officer a total of $15,000 which is due in one year at an interest rate of 8% per annum. At the close of the merger this note was assumed by the Company.

During the period ended June 30, 2002, the total interest income is $1,885.

Note 4 - Fixed assets

As of September 30, 2002, the Company received equipment in the amount of $27,857 from Keith Berman, a beneficial owner of the Company.

As of September 30, 2002, the Company reclassified equipment in the amount of $229,899 from Investment in Subsidiary pursuant to its merger with Medicius, Inc.

Depreciation expense totaled $2,756 for the nine-month period ended September 30, 2002.

/7/


                            CareDecision Corporation
                        [formerly ATR Search Corporation]
                          (a Development Stage Company)
                                      Notes

Note 5 - Intellectual property

During the period ended September 30, 2002, the Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company.. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company's $0.001 par value preferred stock. During the three-months ended September 20, 2002, CareDecision.net, Inc. converted its preferred stock into 1,725,000 shares of the Company's $0.001 par value common stock.

Note 6 - Investment in Care Technologies, LLC

On June 21, 2001, the Company entered into an agreement with Care Technologies, LLC whereby the Company sold all of the assets and liabilities of the Company in exchange for a 10% ownership of Care Technologies, LLC. The investment was recorded at $229,899, being the fair value of the Company's assets on the acquisition date (see Note 4 above).

Note 7 - Notes payable

On January 15, 2002, the Company received $40,000 from Keith Berman, a beneficial owner of the Company, which is due on December 31, 2003 and accrued interest at 8% per annum. The principal and accrued interest can be converted at a rate of $0.10 per share. During September 2002, Mr. Berman converted his $40,000 loan plus interest into 1,267,963 shares of the Company's $0.001 par value common stock.

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

During the nine-months ended September 30, 2002, the Company recorded a total of $62,573 from various entities and individuals which is due upon demand and accrued interest of $1,715 at a rate of 8%. During the three-months ended September 30, 2002, the note-holders converted their debt and accrued interest into 664,644 shares of the Company's $0.001 par value common stock

During the nine-months ended September 30, 2002, the Company recorded interest expense of $22,650.

Note 8 - Stockholder's equity

During the nine-months ended September 30, 2002, the Company issued a total of 32,968,863 shares of its $0.001 par value common stock pursuant to its reverse merger with Medicius, Inc. whereby each shareholder received three Company shares for every one Medicius, Inc. share held.

During the nine-months ended September 30, 2002, the Company issued 1,725,000 shares of its $0.001 par value common stock to CareDecision.net, Inc. pursuant to its election to convert 700,000 shares of the Company's $0.001 par value preferred stock into common stock.

During the nine-months ended September 30, 2002, the Company issued 6,927,737 shares of its $0.001 par value common stock to various persons and entities and to note-holders pursuant to their election to convert $64,288 in convertible debt inclusive of accrued interest.

During the nine-months ended September 30, 2002, the Company issued 6,340,000 shares of its $0.001 par value common stock to various individuals and entities for consulting services valued at $276,056, the fair market value of the underlying shares on the date of issuance.

/8/


                            CareDecision Corporation
                        [formerly ATR Search Corporation]
                          (a Development Stage Company)
                                      Notes

During the nine-months ended September 30, 2002, the Company issued 2,539,574 shares of its $0.001 par value common stock for cash totaling $200,000.

There have been no other issuances of common stock.

Note 9 - Related party transactions

During the period ended September 30, 2002 the Company received equipment in the amount of $27,857 from Keith Berman, a beneficial owner of the Company.

During the period ended September 30, 2002, the Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company.. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company's $0.001 par value preferred stock. CareDecision.net, Inc. then elected to convert its preferred shares into 5,075,000 shares of the Company's $0.001 par value common stock.

On January 15, 2002, the Company received $40,000 from Keith Berman, a beneficial owner of the Company, which is due on December 31, 2003 and accrued interest at 8% per annum. During the three-months ended September 30, 2002, Mr. Berman elected to convert the note plus interest totaling $42,266 into 1,267,963 shares of the Company's $0.001 par value common stock.

Note 10 - Warrants

During the nine-months ended September 30, 2002, the Company has issued 5,540,795 Class A non-callable warrants to Medicius, Inc. shareholders pursuant to the merger agreement (see Note 11 below). Each Class A warrant unit is exercisable into one share of the Company's $0.001 par value common stock at $0.04 per share plus 0.5 Class C warrants. The Class A warrant units expire on June 30, 2005.

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

General

  Our mission is to provide enhanced information technology (IT) to physicians at the point of clinical decision. Our software systems, communication tools and suite of software applications obtained through our merger, permits a physician to request critical patient medical and/or medication information via the Web on a Microsoft Windows CE-based PDA at, or prior to the point-of-care.

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

  As of June 28, 2002, the Effective Date of our merger, the capital stock of Medicius issued and outstanding immediately prior to the Effective Date was converted into ATR Common Stock (prior to our name change to CareDecision Corporation) as follows:

          (i) Each share of Medicius Series A Preferred Stock was converted into 3.5 common stock shares of ATR and .75 ATR common stock purchase Warrants.

          (ii) Each share of Medicius common stock was converted into 3.0 common stock shares of ATR and .5 ATR common stock purchase Warrants.

          (iii) After the Effective Date, all Medicius common stock purchase warrants that remain unexercised as of the Effective Date and any Medicius Convertible Notes that remain unconverted or unpaid on the Effective Date remain exercisable for or convertible into the number of common stock shares of ATR based on the same conversion ratio outlined in paragraph (ii) above.


/10/

Results of Operations

  We generated $1,555 in revenues for the nine-month period ended September 30, 2002. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

  Total operating expenses for the nine months ended September 30, 2002 were $1,030,135 and $1,439,326 since inception. Total operating expenses for the nine-month period ended September 30, 2002 and since inception were entirely related to general and administrative expenses, consulting fees, depreciation and amortization, and organizational costs.

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

  We have entered into a marketing agreement with Pharmacare, Inc., a wholly owned subsidiary of CVS Corporation, and a provider of pharmacy benefit services to health insurers. Under this agreement, the Company plans to introduce the Company's products to Pharmacare's client health insurers.

Liquidity and Capital Resources

  We believe our cash on hand of $349,807 will be sufficient to fund ongoing fiscal 2002 and 2003 operations and provide for our working capital needs, however, we have negative working capital of $129,761. Our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

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


     Item 6(a) - Exhibits



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

   99.1          Certification under Section 906 of the
                 Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended September 30, 2002 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.


/12/


                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CareDecision Corporation
-------------------------------------------------------------------------------
                                  (Registrant)




Date: November 8, 2002




By: /s/ Robert Cox
  _____________________________
  Robert Cox, President and CEO







Date: November 8, 2002




By: /s/ Michael Vogel
  ________________________________
  Michael Vogel, Treasurer and CFO


/13/