Form 10KSB
period 2002-12-31
CAREDECISION CORP
filed 2003-04-11
CIK 1144225

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549
                        ------------------------

                               Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2002

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from_________to__________

                     Commission File Number 0-33187

                        CareDecision Corporation
         (Exact Name of Registrant as Specified in its Charter)

            Nevada                               91-2105842
(State or other jurisdiction of              (I.R.S. employer
 incorporation or organization)            identification number)

2 Penn Plaza, 15th Floor, Suite 1500-53, New York, NY        10121
      (Address of principal executive offices)             (Zip code)

 Registrant's Telephone Number, Including Area Code: (212) 292-4959

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
  Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 75,364,137 issued and outstanding as of December 31, 2002.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $1,470,702 as of April 9, 2003. (1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.


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


                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

     ATR Search Corporation, a Nevada corporation incorporated on March 2, 2001, was a developmental stage company engaging in the placement of information technology ("IT") professionals with technology sector companies on a temporary and/or permanent basis.

     Medicius, Inc., a Nevada corporation incorporated on July 6, 2000, was a developmental stage company with a principal business objective to provide Internet-enhanced information technology for physicians at the point of clinical decision. The software systems, communication tools and suite of software applications employed by Medicius, Inc. permits the office practice physician to request critical patient medical and/or medication information via the Internet on a Microsoft Windows CE-based Personal Digital Assistant ("PDA") at, or prior to the point-of-care.

     The system captures and displays the requested information, and overlays medical treatment protocols and medical step therapies (steps and procedures that insurance companies issue for treating illnesses a physician has not treated before), creating not only a patient specific historical medical chart, but also suggested treatment alternatives, approved medications and diagnosis specific protocols.

     Utilization of this system by the practicing physician enhances clinical decision-making, improves physician productivity, insures formulary compliance, reduces the cost of healthcare and positively impacts the care provided to the patient.

     On June 17, 2002 a shareholder vote approved the merger of Medicius, Inc. into ATR Search Corporation whereby ATR Search Corporation adopted the business model of Medicius, Inc. and on August 2, 2002 Amended Articles of Incorporation were filed with the Secretary of State of Nevada changing the name of the company to CareDecision Corporation ("CareDecision" or the "Company").


/2/


     Our Amended Articles of Incorporation (see exhibit 3c) authorize us to issue up to 200,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. As of December 31, 2002 we had 75,364,137 shares of our Common Stock outstanding. Due to our lack of operating history and given our current cash flows, our accounting firm has issued a comment regarding our ability to continue as a going concern (see footnote 2 of the audited financial statements). It may be necessary to raise additional funds and/or reduce cash expenditures in the next 12 months. Funds could be generated through the issuance of additional stock. Cash expenditures could be reduced through the lay-off of personnel and or a reduction in employee salaries or benefits.

Industry Background

  Information Techology

     Technological improvements over the past few years have caused ever increasing growth in the high tech industry. Established companies have responded to this increased growth by redirecting their resources to develop products to meet the demands of the information age. Additionally, relatively new companies have built their businesses around, and continue to focus on, providing new and improved means of doing business. Although, a number of technologies, even those employing the Internet as a backbone, have failed to achieve the expected information transformation, in almost all instances, the communication of electronic data has achieved universal support.

  Medical Information Technology

     Currently, the overwhelming majority of clinical information exists in proprietary Active Server Pages (paper, mainframes, and physician practice management systems). The extraction and sharing of this information is a time consuming and costly process. For these reasons, the medical industry is moving towards transferring this information into electronic format for easy access. Each segment of the medical industry (physicians, labs, insurance companies, etc.) recognizes and embraces the efficiencies and cost reductions that can be realized through the electronic exchange of data.

     Over the last decade managed care has transformed healthcare into a highly competitive and market driven industry. The transition has resulted in the elimination of many of the unnecessary costs that had historically contributed to the continued and unabated acceleration of the cost of health care. One crucial segment, which has remained resistant to ongoing efforts to realize real and obvious opportunities to affect cost reductions, lies in the means of communications resident within the industry.

     The nature of domestic healthcare delivery has resulted in a highly fragmented system involving hundreds of thousands of payor and provider organizations scattered across a broad geographical landscape. Each of these locations employs diverse and incompatible information systems that have restricted electronic communication of vital medical and administrative information between the participants.

     Additionally, healthcare mainly relies on paper communication processes. We estimate that current healthcare administration costs exceed $300 billion annually. It is management's belief that online process automation and transaction processing solutions can eliminate over 50% of those costs, which are directly attributable to the time and expense associated with manual processing for routine processes and transactions.


/3/


Principal Products and Services

     CareDecision's principal product is an E-Health handheld information appliance software. CareDecision presently has a complete suite of medical information and communication applications, all integrated, and all on one PDA Internet appliance. These applications have been designed to meet the needs of both the inpatient and outpatient environments and are not just commercially viable but also regulatory standard compliant. Additionally, the software was conceived and implemented to offer the ability to monitor patient treatment plans on a handheld information appliance.

     Our software is designed to integrate point of care medical applications, treatment protocols and up to the moment patient histories coupled with real-time on-line medical insurance claims submission. The ultimate key to success resides in providing the private practice physician with the capability to, sequentially, learn about the history of his or her patient during, or prior to, entering the examining room, treat the patient and update the insurer of the episode of care. Accomplishing these objectives resolves a major dilemma for the health care provider; instantaneous communication of vital patient related information at or before the patient encounter.

     The technology is grounded in the central need to furnish the doctor with the crucial patient information rapidly and reliably on a PDA. It utilizes the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability. Totally compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), this PDA technology is among the first to offer legacy system applications on a totally portable (PDA) appliance.

     The PDA software operates on any Microsoft Windows CE "Pocket PC" based handheld device, either in a wireless or "wired" mode. The local host for the Company's PDA devices is a Windows (9X, NT or later) based PC in the physician's office, which, in turn, permits one to eight of the aforementioned PDAs to be linked to the medical network and allows each PDA to become a uniquely identified mobile node on the medical network, independent of PC linkage, thereby, assisting the doctor in the review of relevant patient medical history, medications and prescriptions, lab test ordering, medical step processes and protocols and specialist referral processes. The PDA software provides rules based software capabilities and the ability to receive order fulfillment information for over 5,000 patients, which represents approximately 3 years of patient encounters in a typical primary care medical practice and allows for providers to access payor and health plan business rules, and policy/plan coverage's directly from the plan(s).

New Product Offerings

     As of December 31, 2002 we have:

     1.Developed and implemented a business plan;
     2.Recruited and retained an appropriate management team and board of directors; and
     3.Attained capital that we believe will be sufficient for the next 12 to 24 months of operations.

     We have commenced operations, and have begun generating minimal revenues. However, we expect the industry to become increasingly competitive, despite the size and growth expected in the market. We intend to compete by targeting specific market segments such as physicians, HMO's and other healthcare providers. Our main goal is to ensure client satisfaction with our services and to develop an outstanding reputation for client service. If we fail to market and distribute our products and generate sufficient revenues, we may be unable to continue as a going concern.


/4/


Distribution, Marketing and Customer Relations

     Management intends to implement an aggressive but targeted marketing campaign to educate healthcare providers about CareDecision's technology solutions and the benefits obtained through its use. The industry focused marketing campaign is intended to leverage our efforts by qualifying customers' needs and interests.

     The CareDecision marketing strategy will ultimately target the physician providers through the provision of technology and services that specifically respond to their needs and requirements. The physician will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs. CareDecision has created PDA-centric products and a suite of Internet enhanced software applications that includes those features that specifically respond to the requirements of the practicing physician. We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel the desired transition from paper processes.

     Healthcare is an interdependent web of payors and providers. CareDecision's success is reliant on targeting multiple segments within the industry. As has been previously stated, although the physician will determine a product's utilization, it is the other components of the system that will bear the cost of the product's introduction and ongoing employment. Insurers and industry service providers must participate in the electronic network, both logistically and financially to complete the link that will provide utility and value to all participants. It is incumbent on us to therefore extend our marketing strategy to facilitate this reality.

     We will concentrate our marketing efforts in specific target geographic locations that will permit the completion of our density strategy crucial to sustained penetration and long-term success. Implicit to this strategy is the contracting of multiple payors, pharmacy benefit management entities, medical case management entities and clinical labs within a targeted region that provides for system integration to the product and payment for transactions communicated to or from the participating physicians. Once the network has been established the product will be distributed to those physicians included within the contracted payors Provider Network. We will rely on those contracted payors to support and assist in the distribution of the product to the said physicians.

     The creation of such networks will be conducted in multiple geographic locations simultaneously. Upon their completion the process employed will be introduced and replicated in other locations targeted for access.

Competition

     The medical industry is highly competitive in the attraction and retention of physician customers, insurers and other medical providers. The number of competing companies and the size of such companies varies in different geographic areas. Generally, CareDecision is in competition with other PDA technology companies that offer medically related software suites, with the most effective competition coming from companies that possess greater capital resources, have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than do we.

     There are a number of small and large companies that have announced their intentions to provide some type of Internet interconnectivity for physicians to the healthcare systems:


/5/


       a. Large publicly traded companies: WebMD, formerly known as Healtheon (HLTH), the former MedicaLogic/Medscape (merged into
          HLTH) and to a slightly lesser degree Cerner/Citation (CERN), IDX Corporation (IDXC) and venerable Shared Medical
          (acquired by Seimens) are very broadly involved in healthcare Internet based services including consumer services, E-commerce and connectivity. Of these companies only Cerner is working on a PDA based interface for physicians, although Healtheon has identified the PDA as a critical component for a network and is "evaluating potential partners to provide physicians with hand-held computers after an in-house product was deemphasized after beta testing."

       b. Non-PDA based start-ups and small publicly traded companies:
          CyBear (merged last year into parent Andrx), Medix Resources
          (MXR), Advanced Health (merged into Proxymed) and Abaton.com (merged into HBO-McKesson and then shut down) have or had announced some form of connectivity systems that are non-PDA based and have, at best, limited numbers of clinical installations.

       c. More mature companies such as Kinetra (acquired by HLTH), McKesson-HBOC and ProxyMed (PILL), have launched Internet enhanced ventures without any clinical successes.

       d. PDA-based start-ups: PatientKeeper Corp. (formerly Virtmed), ePhysician (recently downsized and assets sold) and iScribe (recently reorganized and then merged) have announced products that reside on 3-Com's Palm PC. The PatientKeeper product will allow physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of a 1st generation feature on a 3rd generation technology). ePhysician's product offering allows prescription ordering from a PDA. On the surface, the former iScribe system offers a few of the features of CareDecision's system, but has chosen to implement a wireless wide-area network solution through an Internet link to a legacy system server. This approach has greater capital cost and platform data management disadvantages compared to CareDecision's product line. Yet, iScribe, even with its costly and incremental approach, and its history of financial troubles nonetheless garnered an impressive valuation.

     All of the embryonic PDA technology based companies have a similar broad goal to deliver PDA based data management to physicians. One company, AllScripts (MDRX) appears to be positioned to advance to a market leadership position. However, this position is defined by a product distribution of less than 2000 physicians' office sites (1% of the total market) and does not possess a major factor in any medical trade area.

     Increased competition may result in reduced operating margins and a loss in our clientele base. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, management may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Based on management's industry experience, CareDecision believes it will build a strong reputation for the quality of our products and services as well as our client-oriented approach.
We believe that our experienced employees, broad range of products and services, local and broad market expertise, and operating infrastructure enable us to compete effectively in each of our business disciplines.


/6/


Government Regulation

     Federal, state, local and foreign governmental organizations may propose or institute laws or regulations concerning various aspects of the medical industry, including electronic claims processing, electronic prescriptions and privacy matters. CareDecision is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to the medical industry. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services.

     Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business, prospects, financial condition and results of operations.

Proprietary Rights

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

Employees

     CareDecision currently has 2 part time and 8 full staff employees. The full time employees are situated as follows: 6 are located in the California office, one is in Chicago and one is in the New York office. Management does not foresee hiring additional employees for at least the next twelve to twenty-four months, or until we generate sufficient revenues, in management's opinion, to support hiring additional staff. No employees are covered by labor agreements or contracts and management believes our relations with our employees are good.


/7/


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

Our limited operating history could delay our growth and minimize your investment.

     We are considered a development stage company incorporated on March 2, 2001 and thus have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth. To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a negative impact the value of our Company's common shares and could result in the loss of your entire investment.

Auditors have issued an opinion raising substantial doubt as to our ability to continue as a going concern, which may diminish your return on investment.

     In a letter that accompanies this application, our accountant, G. Brad Beckstead, says in part, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from June 21, 2001 (inception) through the period ended December 31, 2002 of $1,975,132. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

     The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

Our profitability and your investment will be directly affected by our competition.

     Many of CareDecision's potential competitors have longer operating histories, larger clientele bases, better service recognition and significantly greater financial, marketing and other resources than do we. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by ucould harm our operating results, our business prospects, and financial condition.


/8/


We may not be able to retain our key personnel or attract additional personnel, which could affect our ability to continue as a going concern, which may diminish your return on investment.

     Our performance is substantially dependent on the services and on the performance of our Management. CareDecision is, and will be, heavily dependent on the skill, acumen and services of Mr. Robert Cox (President, Secretary and Director) and Mr. Keith Berman (Treasurer and Director). Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not entered into a long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personne,our expectations of increasing our clientele could be hindered, and the profitability of our Company reduced.

The selling security holder shares are being registered for resale in this registration statement and the sale of such shares can dilute the market price of our common stock and your return on investment.

     The sale of shares can have a negative impact on the price of our common stock. No predictions can be made as to the effect, if any, that sales of our shares by the selling security holder shares being registered will have on the market price of our common stock. Nevertheless, sales of substantial amounts of our common stock, or the perception that such sales may occur, could reduce our market price.

Possible Future Issuances of Common Stock Will Have a Dilutive
Affect on Existing Shareholders

     The Company is authorized to issue up to 200,000,000 Shares of common stock. As of December 31, 2002, there are 75,364,137 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.



         [balance of this page intentionally left blank]


/9/


ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company's headquarters and facilities are located at 2 Penn Plaza, 15th Floor, Suite 1500-53, New York, New York 10121. The CEO of CareDecision, Robert Cox, at no cost to the corporation, is currently providing for these facilities. Additionally, CareDecision has assumed the lease on the space occupied by Medicius, approximately 2300 sq. feet, located at 2660 Townsgate Road, Suite 300, Westlake Village, CA. As of April 1, 2003 there are 17 months remaining on this lease at $3,750.00 per month. We do not have any proposed programs for the renovation, improvement or development of our office space, nor do we plan to relocate our offices in the foreseeable future. If additional facilities are needed, management believes that suitable expansion space is available to meet our future needs at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

  We were not subject in the year 2002, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.



         [balance of this page intentionally left blank]


/10/


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  A.   Market Information

     Our common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "CDED."

     Our common stock began formal trading on the OTCBB February 8, 2002. The following table sets forth the high and low price for our common stock on the OTCBB.

                                                             HIGH       LOW
  2002
  First Quarter (For the period Feb 8, 2002 to Mar 31, 2002)  .30       .06
  Second Quarter                                              .13       .03
  Third Quarter                                               .12       .03
  Fourth Quarter                                              .11       .03

     Our OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

  B.   Holders

     As of December 31, 2002 there were 120 stockholders of record of our Common Stock.

  C.   Dividends

     We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends for the foreseeable future.



         [balance of this page intentionally left blank]


/11/


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

General

     CareDecision Corporation ("CareDecision"), a Nevada corporation incorporated on March 2, 2001, is a developmental stage company with a principal business objective to provide enhanced information technology (IT) for physicians. Our software allows medical information to be provided within seconds of its request at the point of the physician's clinical decision making, either in the examining room or at bedside. The software systems, communication tools and suite of software applications employed by CareDecision permits the office practice physician to request critical patient medical and/or medication information via the Web on a Microsoft Windows based Personal Digital Assistant ("PDA") at, or prior to the point-of-care.

     The system captures and displays the requested information, and overlays medical treatment protocols and medical step therapies (steps and procedures Insurance companies issue for treating illnesses a physician has not treated before), creating not only a patient specific historical medical chart, but also suggested treatment alternatives, approved medications and diagnosis specific protocols. Utilization of this system by the practicing physician enhances clinical decision-making, improves physician productivity, insures formulary compliance, reduces the cost of healthcare and positively impacts the care provided to the patient.

     The elements of our business strategy include: expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to CareDecision's proposed operations. Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with health insurers and HMOs to provide our e-health products and services.


/12/


Results of Operation

     Revenues. In fiscal 2002, we generated $2,000 in revenue compared to $0 revenue generated in 2001. As a development stage company, our efforts have been focused mainly on the development of our software products. We believe that our initial revenues during our development stage will be primarily dependent upon our ability to cost effectively and efficiently develop our software systems, communication tools and suite of software applications. Our priorities for the next 12 months of operations are to continue to develop and market our products, to establish our business through the use of the internet and though client referrals. Realization of increasing revenues for our software products during the next fiscal year is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

     General and administrative expenses. General and administrative expenses were $77,712 in fiscal 2002 compared with $4,974 in fiscal 2001. General and Administrative expenses have increased as we prepare to introduce our software products.

     Payroll expense. Payroll expense consists primarily of management and employee salaries. In fiscal 2002 payroll expense was $186,819 compared with $0 in fiscal 2001. A management team has been put in place to oversee the launch of our software systems, communication tools and suite of software applications. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives.

     Professional fees. Professional fees include fees paid to our accountants and attorneys. Our professional fees were $171,852 in fiscal 2002 compared with $0 in fiscal 2001. Our professional fees were primarily due the merger that occurred between our Company and Medicius, Inc.

     Consulting expense. Our consulting expense was $1,319,482 in fiscal 2002 compared with $0 in fiscal 2001. Our consulting expenses were incurred in relation to the preparation of the merger between our Company and Medicius, Inc., general business management consulting, and services provided by specific experts for software development or technology acquisition.

     Software development. Software development costs were $129,000 in fiscal 2002 compared with $0 in fiscal 2001. This represents the costs associated with the further development of the software obtained through our merger with Medicius, Inc.

     Depreciation. Depreciation was $40,778 in fiscal 2002 compared with $0 in fiscal 2001. This represents depreciation on the assets of the Company.

     Total expenses. We incurred total expenses for the year ended 2002 of $1,925,643 compared with $4,974 in fiscal 2001.
Expenditures were primarily due to costs incurred for professional and consulting fees, payroll expense and general and administrative expenses.

     Net Loss. The expenses incurred during fiscal 2002 has led to a net operating loss of $1,923,643 and including total other expenses of $46,515 we incurred a net loss of $1,970,158. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize increased revenues from our s software systems, communication tools and suite of software applications in the fiscal year 2003.


/13/


Financial Condition and Liquidity

     Since inception, we have funded operations primarily through notes issued and the net cash proceeds from private offerings of our common stock. At December 31, 2002, we had cash and cash equivalents of $111,101 and total stockholders' equity of $1,049,321, however we had negative working capital of $370,052. The company expects that it will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations. Thus, if cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash used by operating activities during fiscal 2002 was $603,899, which was primarily due to the net loss of $1,970,158 offset by shares issued for consulting services of $1,319,482.
As the Company had not yet begun operations in 2001, net cash used by operating activities during fiscal 2001 was $0.

     Net cash provided by investing activities during fiscal 2002 and 2001 was $0. As cash flow allow the Company may enter into investing activities on a case by case basis should management believe it prudent to do so.

     Net cash provided by financing activities was $715,000 in fiscal 2002 comprised of $475,000 in increase in notes payable and $240,000 received from the issuance of common stock. Net cash provided by financing activities was $0 during fiscal 2001.



         [balance of this page intentionally left blank]


/14/


ITEM 7.  FINANCIAL STATEMENTS.



                        TABLE OF CONTENTS


                                                                PAGE

INDEPENDENT AUDITOR'S REPORT                                     F-1

CONSOLIDATED BALANCE SHEET                                       F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                            F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-5

NOTES TO FINANCIAL STATEMENTS                                 F-6 to F-11


/15/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                702.362.0540(fax)

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
CareDecision, Inc. (formerly ATR Search Corporation)

We have audited the Balance Sheets of CareDecision, Inc. (formerly ATR Search Corporation) (the "Company") (A Development Stage Company), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period June 21, 2001 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareDecision, Inc. (formerly ATR Search Corporation) (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and for the period June 21, 2001 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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


/s/  Beckstead and Watts, LLP
April 4, 2003
                               F-1


/16/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                          Consolidated Balance Sheet


                                                             December 31,
  Assets                                                         2002
                                                             ------------
  Current assets:
     Cash and equivalents                                    $    111,101
     Loan to shareholder                                            9,576
     Notes receivable                                               5,376
                                                             ------------
       Total current assets                                       126,053
                                                             ------------
  Fixed assets, net                                               219,508

  Intellectual property, net                                    1,199,865

                                                             ------------
                                                             $  1,545,426
                                                             ============

  Liabilities and Stockholders' Equity

  Current liabilities:
     Notes payable                                           $    496,105
                                                             ------------
       Total current liabilities                                  496,105
                                                             ------------
  Stockholders' Equity

  Common stock, $0.001 par value, 200,000,000 shares
   authorized, 75,364,137 shares issued and outstanding            75,364
  Additional paid-in capital                                    3,045,839
  Treasury stock                                                  (96,750)
  (Deficit) accumulated during development stage               (1,975,132)
                                                             ------------
                                                                1,049,321
                                                             ------------

                                                             $  1,545,426
                                                             ============



The accompanying notes are an integral part of these financial statements.

                                      F-2


/17/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                     Consolidated Statements of Operations


                                    For the year ended       June 21, 2001
                                        December 31,        (inception) to
                                  ----------------------      December 31,
                                     2002        2001             2002
                                  ----------  ----------     -------------

Revenue                           $    2,000  $        -     $       2,000
                                  ----------  ----------     -------------

Expenses:
 General & administrative expenses    77,712       4,974            82,686
 Payroll expense                     186,819           -           186,819
 Professional fees                   171,852           -           171,852
 Consulting expense                1,319,482           -         1,319,482
 Software development                129,000           -           129,000
 Depreciation                         40,778           -            40,778
                                  ----------  ----------     -------------
   Total expenses                  1,925,643       4,974         1,930,617
                                  ----------  ----------     -------------
Net operating (loss)              (1,923,643)     (4,974)       (1,928,617)

Other income (expense):
 (Loss) on debt settlement           (25,925)          -           (25,925)
 Interest income                       2,230           -             2,230
 Interest (expenses)                 (22,820)          -           (22,820)
                                  ----------  ----------     -------------
Net (loss)                       $(1,970,158) $   (4,974)    $  (1,975,132)
                                  ==========  ==========     =============

Weighted average number of common
 shares outstanding - basic and   43,176,595  19,180,000
 fully diluted                    ==========  ==========

Net (loss) per share -            $    (0.05) $    (0.00)
 basic and fully diluted          ==========  ==========



The accompanying notes are an integral part of these financial statements.

                                      F-3


/18/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
           Consolidated Statement of Changes in Stockholders' Equity


                                                       (Deficit)
                                                      Accumulated
                     Common Stock   Additional           During       Total
                                     Paid-in Treasury Development Stockholders'
                    Shares   Amount  Capital   Stock     Stage       Equity
                   -------- -------- --------- ------ -----------  ----------

Balance,         19,180,000 $ 19,180 $ 692,095 $    - $    (4,974)   $706,301
December 31,
2001

Shares issued     1,825,000    1,825   271,925                        273,750
for consulting
services

Shares issued       500,000      500    42,000                         42,500
for consulting
services

Rescinded shares (1,935,000)  (1,935)         (96,750)                (98,685)

Shares issued    32,968,863   32,969   733,162                        766,131
pursuant to
merger agmt

Shares issued     3,000,000    3,000   147,000                        150,000
for consulting
services

Shares issued     1,725,000    1,725    84,525                         86,250
for conv
preferred shares

Shares issued     2,000,000    2,000   138,000                        140,000
for consulting
services

Shares issued       950,000      950    41,800                         42,750
for consulting
services

Shares issued     6,327,737    6,328   310,059                        316,387
for consulting
services

Shares issued     2,539,574    2,540   197,460                        200,000
for cash

Shares issued     3,515,000    3,515   253,080                        256,595
for consulting
services

Shares issued     1,267,963    1,268    38,732                         40,000
for cash

Shares issued     1,500,000    1,500    96,000                         97,500
for consulting
services

Net (loss),                                            (1,970,158) (1,970,158)
year ended         -------- -------- --------- ------ -----------  ----------
December 31,
2002

                75,364,137 $75,364 $3,045,839 $(96,750) $(1,975,132) $1,049,321
                ========== ======= ========== ========  ===========  ==========


The accompanying notes are an integral part of these financial statements.

                                      F-4


/19/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                     Consolidated Statements of Cash Flows


                                    For the year ended       June 21, 2001
                                        December 31,        (inception) to
                                 ------------------------     December 31,
                                     2002        2001             2002
                                 -----------  -----------    -------------

Cash flows from operating
 activities
Net (loss)                       $(1,970,158) $    (4,974)   $  (1,975,132)
Shares issued for consulting       1,319,482            -        1,319,482
 services
Loss on debt settlement               25,925            -           25,925
Depreciation                          40,778            -           40,778
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  (Increase) in loan to               (9,576)           -           (9,576)
    shareholder
  (Increase) in notes receivable      (5,376)           -           (5,376)
  Increase (decrease) in accounts     (4,974)       4,974                -
   payable                       -----------  -----------    -------------
Net cash (used) by operating        (603,899)           -         (603,899)
 activities                      -----------  -----------    -------------

Cash flows from investing                  -            -                -
 activities                      -----------  -----------    -------------

Cash flows from financing
 activities
  Increase in notes payable          475,000            -          475,000
  Issuance of common stock           240,000            -          240,000
                                 -----------  -----------    -------------
Net cash provided by financing       715,000            -          715,000
 activities                      -----------  -----------    -------------

Net increase in cash                 111,101            -          111,101
Cash - beginning                           -            -                -
                                 -----------  -----------    -------------
Cash - ending                    $   111,101  $         -    $     111,101
                                 ===========  ===========    =============
Supplemental disclosures:
  Interest paid                  $         -  $         -    $           -
                                 ===========  ===========    =============
  Income taxes paid              $         -  $         -    $           -
                                 ===========  ===========    =============
Non-cash transactions:
  Number of shares issued for     19,617,737            -       19,617,737
   consulting services           ===========  ===========    =============



The accompanying notes are an integral part of these financial statements.

                                      F-5


/20/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note 1 - Significant accounting policies and procedures

Organization
 The Company was organized March 2, 2001 (Date of Inception) under the laws of the State of Nevada, as ATR Search Corporation. On June 21, 2002, the Company merged Medicius, Inc. and filed amended articles of incorporation changing its name to CareDecision Corporation.

 The Company has a limited history of operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002.

Investments
 Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value which is other than temporary.

Property, plant and equipment
 Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

                    Computer equipment         5 years
                    Vehicles                   5 years
                    Office furniture and fixtures   7 years

 Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Revenue recognition
 Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license. The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Advertising costs
 The  Company  expenses  all  costs of advertising  as  incurred.
 There  were  no  advertising  costs  included  in  general   and
 administrative expenses as of December 31, 2002.

Use of estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               F-6


/21/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Fair value of financial instruments
 Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
 The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2002.

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

Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
 The Company has not yet adopted any policy regarding payment  of
 dividends.   No  dividends  have been  paid  or  declared  since
 inception.

Comprehensive Income
 SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Segment reporting
 The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

                               F-7


/22/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

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

Recent pronouncements
 In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee
 Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

 In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

 In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
 Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

                               F-8


/23/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes
Stock-Based Compensation
 The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
 The Company has adopted December 31 as its fiscal year end.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from June 21, 2001 (inception) through the year ended December 31, 2002 of $(2,009,532). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Fixed assets
 Fixed assets consists of the following:

                                       December 31, 2002
                                       -----------------
     Computer and office equipment     $         260,286

     Less accumulated depreciation               (40,778)
                                       -----------------
     Total                             $         219,508
                                       =================

Depreciation expense totaled $40,778 for the year ended December
31, 2002.

Note 4 - Notes receivable

On  January  15,  2002, Medicius loaned an  officer  a  total  of
$15,000  which is due in one year at an interest rate of  8%  per
annum.   At the close of the merger this note was assumed by  the
Company.

Interest income totaled $2,230 during the year ended December 31, 2002.

Note 5 - Intellectual property

During the year ended December 31, 2002, the Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company. Pursuant to the agreement, the Company

                               F-9


/24/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company's $0.001 par value preferred stock. During the year ended December 31, 2002, CareDecision.net, Inc. converted its preferred stock into 1,725,000 shares of the Company's $0.001 par value common stock.

Note 6 - Notes payable

On January 15, 2002, the Company received $40,000 from Keith Berman, a beneficial owner of the Company, which was due on December 31, 2003 and accrues interest at 8% per annum. The principal and accrued interest were convertible at a rate of $0.10 per share. During September 2002, Mr. Berman converted his $40,000 loan plus interest into 1,267,963 shares of the Company's $0.001 par value common stock.

On April 23, 2002, the Company was loaned $475,000 from M and E Equities, LLC. The loan is due in full on April 23, 2004, and bears interest at a rate of 9% per annum. The principal and interest of the note are convertible into five shares of the Company's $0.001 par value common stock for each $1 of debt. The note is secured by all the assets of the Company including accounts receivable, inventory, fixed assets, and intangible assets.

During the year ended December 31, 2002, the Company recorded a total of $62,573 from various entities and individuals. The notes are due on demand and accrue interest of $1,715 at a rate of 8%. During the year ended December 31, 2002, the note-holders converted their debt and accrued interest into 664,644 shares of the Company's $0.001 par value common stock.

The Company recorded interest expense of $22,820 during the year ended December 31, 2002.

Note 7 - Income taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

               U.S federal statutory rate          (34.0%)

               Valuation reserve                    34.0%
                                                    -----
               Total                                   -%
                                                    =====

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $2,010,000. The related deferred asset has been fully reserved.

Note 8 - Stockholder's equity

The Company issued a total of 32,968,863 shares of its $0.001 par value common stock pursuant to its reverse merger with Medicius, Inc. whereby each shareholder received three Company shares for every one Medicius, Inc. share held.

                              F-10


/25/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

The Company issued 1,725,000 shares of its $0.001 par value common stock to CareDecision.net, Inc. pursuant to its election to convert 700,000 shares of the Company's $0.001 par value preferred stock into common stock.

The Company issued 2,539,574 shares of its $0.001 par value common stock for cash totaling $200,000.
The Company issued 1,267,963 shares of its $0.001 par value common stock to an officer of the Company for cash totaling
$40,000.

The Company issued 19,617,737 shares of its $0.001 par value common stock to various individuals and entities for consulting services valued at $1,405,732, the fair market value of the underlying shares on the dates of issuance.

The Company rescinded 1,935,000 shares of its $0.001 par value common stock into treasury stock at a value of $98,685, the fair market value of the shares on the date of rescission.

There have been no other issuances of common stock.

Note 9 - Related party transactions

The Company received equipment in the amount of $27,857 from Keith Berman, a beneficial owner of the Company.

The Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company's $0.001 par value preferred stock. CareDecision.net, Inc. then elected to convert its preferred shares into 1,725,000 shares of the Company's $0.001 par value common stock.

The Company received $40,000 from Keith Berman, a beneficial owner of the Company, due on December 31, 2003 and accruing interest at 8% per annum. During the year ended December 31, 2002, Mr. Berman elected to convert the note plus interest into 1,267,963 shares of the Company's $0.001 par value common stock.

Note 10 - Warrants

The Company issued 5,540,795 Class A non-callable warrants to Medicius, Inc. shareholders pursuant to the merger agreement (see
Note 11 below). Each Class A warrant unit is exercisable into one share of the Company's $0.001 par value common stock at $0.04 per share plus 0.5 Class C warrants. The Class A warrant units expire on June 30, 2005.

Note  11  -  Reverse acquisitions agreement with  Medicius,  Inc.
(MED)

On June 21, 2001, the Company entered into an agreement with MED whereby the Company acquired all of the issued and outstanding common stock of MED in exchange for 38,043,863 voting shares of the Company's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the MED controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of MED.

The continuing company has retained December 31 as its fiscal year end.

                              F-11


/26/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     We have had no disagreements with our independent accountants.



         [balance of this page intentionally left blank]


/27/


                            PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

     Name          Age               Position(s)                Appointed
---------------  -------  ---------------------------------   -------------

 Robert L. Cox     43     President, Secretary and Director   March of 2001

 Keith Berman      49          Treasurer and Director        January of 2003

 William Lyons     49                 Director               January of 2003

Robert Jagunich    56                 Director               January of 2003

     Robert L. Cox, President, Secretary and Director - and founder of ATR Search Corp. (now CareDecision), was the Chief Executive Officer, President and Director of Tower Realty Trust, Inc., a publicly traded Real Estate Investment Trust ("REIT"). Prior to holding the positions of CEO and President, since 1995 Mr. Cox served as the Executive Vice President and Chief Operating Officer of Tower Equities until October of 1997, when Tower Equities became a public company (Tower Realty Trust, Inc.). Prior to that, Mr. Cox served as Vice President of Development and Construction of Tower Equities from March 1987 to March 1995, where his main responsibilities included supervising all of Tower Equities' development and construction projects. Mr. Cox is a graduate of Florida State University.

     Keith Berman, Treasurer and Director - has over 22 years experience in healthcare with such companies as Technicon Corporation and Boehringer-Mannheim Corporation, and in the last 15 years providing healthcare software including intranet and Internet systems. Mr. Berman was the founder of Cymedix, the operating division of public Medix Resources, Inc. (MXR). Mr. Berman received a BA and MBA from Indiana University.

     William Lyons, Director - has over 20 years experience in healthcare endeavors, and for the past fifteen years has concentrated on medical communications and medical IT. Mr. Lyons, former President of Cybear, Inc. (CYBA) and an original member of the management team at AllScripts (MDRX), manages the company's sales and marketing efforts. Mr. Lyons received a BA from St. Michael's College and an MBA from Pace University.

     Robert Jagunich, Director - has as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc. (AMEX:MXR), from April 1996 through December 1997. Mr. Jagunich has 27 years of experience in the medical systems and device industry. Recently, he has held the position of President at new Abilities Systems, a privately-held manufacturer of advanced electronic systems used in rehabilitation. He also consults to companies such as Johnson and Johnson and has served as a senior executive in such publicly-held companies as Laserscope and Acuson. He received his B.S., M.S. and M.B.A. from the University of Michigan.


/28/


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table discloses compensation paid during the fiscal year ended December 31, 2002 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2002 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                   SUMMARY COMPENSATION TABLE

                                   ANNUAL
                                COMPENSATION         ALL OTHER
NAME AND PRINCIPAL            SALARY     BONUS      COMPENSATION
     POSITION        YEAR      ($)        ($)           ($)
     --------        ----      ---        ---           ---

Robert L. Cox        2002     30,000       0             0
President, CEO       2001    100,000       0             0

   STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

     During the fiscal years ended December 31, 2002 and 2001, we did not grant any options to our Chief Executive Officer. During fiscal 2002 and 2001, our Chief Executive Officer did not exercise any options.

   EMPLOYMENT AGREEMENTS

     No such agreement(s) exists between any executive and the Company.

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


/29/


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group. Based on 75,364,137 shares outstanding as of December 31, 2002, 5% of the Company's Common Stock is 3,768,207 shares.

                               COMMON STOCK
                               ------------

                                    Shares                  Percentage of
       Name and Address        Beneficially Owned        Shares Outstanding
  -------------------------    ------------------        ------------------

        Anfel Trading1              4,206,531                   5.58%
       505 Park Avenue
      New York, NY 10022

         Keith Berman2              6,383,325                   8.47%
        1623 Elmsford
      Westlake, CA 91361

        Robert L. Cox               1,123,861                   1.49%
     16 Wood Hollow Lane
    Fort Salonga, NY 11768

         Cede & Co.3               20,508,927                  27.21%
PO Box 222 Bowling Green Station
      New York, NY 10274

       Robert Jagunich              1,465,000                   1.94%
     765 Christine Drive
     Palo A lot, CA 94303

        William Lyons               2,792,224                   3.70%
      617 Joshhue Court
     Naperville, IL 60540
                               ------------------        ------------------
  Total ownership by our           13,881,141                  18.41%
  officers and directors
   (four individuals)

Footnotes
  1.   The principal executive officer of Anfel Trading is Jackie Bronner.
  2. Certificate number 1329 in the amount of 848,768 shares and certificate number 1395 in the amount of 1,267,963 shares of the Company's common stock were transferred to a non-related individual on October 16, 2002, however, these certificates were lost in transit and were not recovered until March 2003.
       Therefore, Mr. Berman's holdings as reflected on the Company's December 31, 2002 certified shareholder list is overstated by a total of 2,116,731 shares.
  3. Cede & Co. is a clearing company. Of the 35 individuals that have their securities on deposit, none own a position of more than 5% of the Common Stock of the Company.


/30/


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

     On January 15, 2002, the Company received $40,000 from Keith Berman, a beneficial owner of the Company, which was due on December 31, 2003 and accrues interest at 8% per annum. The principal and accrued interest were convertible at a rate of $0.10 per share. During September 2002, Mr. Berman converted his $40,000 loan plus interest into 1,267,963 shares of the Company's $0.001 par value common stock.

     During 2002, the Company received equipment in the amount of $27,857 from Keith Berman, a beneficial owner of the Company.

     The Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions with the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company's $0.001 par value preferred stock. CareDecision.net, Inc. then elected to convert its preferred shares into 1,725,000 shares of the Company's $0.001 par value common stock.

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


/31/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAREDECISION CORPORATION


Date: April 9, 2003
      -------------



                                   By: /s/ Robert Cox
                                       --------------
                                       Robert Cox,
                                       President/CEO, Secretary and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 9, 2003
      -------------



By: /s/ Robert Cox
    --------------
    Robert Cox,
    President/CEO, Secretary and Director (Principal Executive Officer)



Date: April 9, 2003
      -------------



By: /s/ Keith Berman
    ----------------
    Keith Berman,
    Treasurer/CFO and Director


/32/


INDEX TO EXHIBITS

Exhibit Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company filed March 2, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
          (b) Amended Articles of Incorporation of the Company filed May 9, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
          (c) Amended Articles of Incorporation of the Company filed August 2, 2002.
          (d) By-Laws of the Company adopted March 16, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
 99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


/33/