Form 10KSB/A
period 2002-12-31
CAREDECISION CORP
filed 2003-04-24
CIK 1144225

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549
                        ------------------------

                               Form 10-KSB/A

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

                               COMMON STOCK
                               ------------

                                    Shares                  Percentage of
       Name and Address        Beneficially Owned        Shares Outstanding
  -------------------------    ------------------        ------------------

        Anfel Trading1              4,206,531                   5.58%
       505 Park Avenue
      New York, NY 10022

         Keith Berman2              6,383,325                   8.47%
        1623 Elmsford
      Westlake, CA 91361

        Robert L. Cox               1,123,861                   1.49%
     16 Wood Hollow Lane
    Fort Salonga, NY 11768

         Cede & Co.3               20,508,927                  27.21%
PO Box 222 Bowling Green Station
      New York, NY 10274

       Robert Jagunich              1,465,000                   1.94%
     765 Christine Drive
     Palo A lot, CA 94303

        William Lyons               2,792,224                   3.70%
      617 Joshhue Court
     Naperville, IL 60540
                               ------------------        ------------------
  Total ownership by our           11,764,410                  15.60%
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


Date: April 24, 2003
      --------------



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



Date: April 24, 2003
      --------------



By: /s/ Robert Cox
    --------------
    Robert Cox,
    President/CEO, Secretary and Director (Principal Executive Officer)



Date: April 24, 2003
      --------------



By: /s/ Keith Berman
    ----------------
    Keith Berman,
    Treasurer/CFO and Director


/32/


                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Robert Cox, Chairman of the Board, President, Secretary and
Chief Executive Officer of CareDecision Corporation (the
"Registrant"), certify that:

  1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

  2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

  4. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including any consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report, the Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. As the Registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


/33/


  6. As the Registrant's certifying officer, I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 24, 2003

                              /s/ Robert Cox
                              -----------------------------
                              Robert Cox
                              CEO, President, Secretary and
                              Chairman of the Board


                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Keith Berman, Treasurer and CFO of CareDecision Corporation
(the "Registrant"), certify that:

  1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

  2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

  4. The Registrant's other certifying officer and me are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


/34/


  5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: April 24, 2003

                              /s/ Keith Berman
                              -----------------
                              Keith Berman
                              Treasurer and CFO


/35/


INDEX TO EXHIBITS

Exhibit Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company filed March 2, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
          (b) Amended Articles of Incorporation of the Company filed May 9, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
          (c) Amended Articles of Incorporation of the Company filed August 2, 2002. Incorporated by reference to the exhibits to the Company's December 31, 2002 Form 10-KSB previously filed with the Commission.
          (d) By-Laws of the Company adopted March 16, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
 99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


/36/