Form 10QSB
period 2003-03-31
CAREDECISION CORP
filed 2003-05-14
CIK 1144225

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)

[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

Or

[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33187

                    CareDecision Corporation
                    ------------------------
     (Exact name of registrant as specified in its charter)

             Nevada                            91-2105842
             ------                            ----------
 (State or other jurisdiction of  (I.R.S. Employer Identification No.)
  incorporation or organization)

     2 Penn Plaza, 15th Floor, Suite               10121
          1500-53, New York, NY                    -----
     -------------------------------             (Zip Code)
 (Address of principal executive offices)

                         (212) 292-4959
                         --------------
      (Registrant's telephone number, including area code)

------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date:
                           83,364,137


/1/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)


                        Table of Contents

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

     Independent Accountant's Review Report                             4

     Consolidated Balance Sheet March 31, 2003 (unaudited)              5

     Consolidated Statements of Operations For the Three Months         6
     Ended March 31, 2003 and 2002 (unaudited) and For the Period
     July 6, 2000 (Inception) to March 31, 2003 (unaudited)

     Consolidated Statements of Cash Flows For the Three Months         7
     Ended March 31, 2003 and 2002 (unaudited) and For the Period
     July 6, 2000 (Inception) to March 31, 2003 (unaudited)

     Notes to Financial Statements                                      8

  Item 2. Management's Discussion and Plan of Operation                11

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     14

SIGNATURES                                                             15

ATTACHMENT A - FORM OF CERTIFICATION FOR FORM 10-QSB                   16


/2/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                   March 31, 2003 (unaudited)

                               and

              Consolidated Statements of Operations
                   for the Three Months Ended
              March 31, 2003 and 2002 (unaudited),
                       and For the Period
     July 6, 2000 (Inception) to March 31, 2003 (unaudited)

                               and

              Consolidated Statements of Cash Flows
                   for the Three Months Ended
              March 31, 2003 and 2002 (unaudited),
                       and For the Period
     July 6, 2000 (Inception) to March 31, 2003 (unaudited)


/3/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
CareDecision Corporation
(formerly ATR Search Corporation)
(a Development Stage Company)
New York, NY

We have reviewed the accompanying balance sheet of CareDecision Corporation (formerly ATR Search Corporation) (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period July 6, 2000 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period July 6, 2000 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We previously audited, in accordance with generally accepted auditing standards, the balance sheet of CareDecision Corporation (formerly ATR Search Corporation) (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 4, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP

May 13, 2003


/4/


                         CareDecision Corporation
                     [formerly ATR Search Corporation]
                       (a Development Stage Company)
                        Consolidated Balance Sheet
                                (unaudited)



                                                            March 31,
  Assets                                                      2003
                                                          -------------
     Current assets:
       Cash and equivalents                               $      81,032
       Notes receivable                                           3,464
                                                          -------------
          Total current assets                                   84,496
                                                          -------------

  Fixed assets, net                                             197,888

  Intellectual property, net                                  1,366,359

  Loan to officer                                                   388
                                                          -------------

                                                          $   1,649,131
                                                          =============

  Liabilities and Stockholders' Equity

     Current liabilities:
       Note payable to shareholder                        $      37,199
       Notes payable                                            506,830
                                                          -------------
          Total current liabilities                             544,029
                                                          -------------

  Convertible notes - related party                              50,000
                                                          -------------

                                                                594,029
                                                          -------------

  Stockholders' equity:
     Common stock, $0.001 par value, 200,000,000 shares
      authorized, 83,364,137 shares issued and outstanding       83,364
     Additional paid-in capital                3,450,089
     Treasury stock                            (96,750)
     (Deficit) accumulated during development stage          (2,381,601)
                                                          -------------
                                                              1,055,102
                                                          -------------

                                                          $   1,649,131
                                                          =============



The accompanying notes are an integral part of these financial statements.


/5/


                         CareDecision Corporation
                     [formerly ATR Search Corporation]
                       (a Development Stage Company)
                   Consolidated Statements of Operations
                                (unaudited)


                                For the three months ended     July 6,2000
                                        March 31,            (inception) to
                                --------------------------      March 31,
                                    2003          2002            2003
                                ------------  ------------   --------------

Revenue                         $        500  $          -   $        2,500
                                ------------  ------------   --------------

Expenses:
  General & administrative            38,878             -          121,564
   expenses
  Payroll expense                     58,881             -          245,700
  Professional fees                   30,570             -          202,422
  Consulting expense                 231,000             -        1,550,482
  Software development                 1,000             -          130,000
  Depreciation                        36,377             -           77,155
                                ------------  ------------   --------------
     Total expenses                  396,706             -        2,327,323
                                ------------  ------------   --------------

Other income (expense):
  (Loss) on debt settlement                -             -          (25,925)
  Interest income                        560             -            2,790
  Interest (expenses)                (10,823)            -          (33,643)
                                ------------  ------------   --------------

Net (loss)                      $   (406,469) $          -   $   (2,381,601)
                                ============  ============   ==============

Weighted average number of        82,503,026    17,789,500
common shares outstanding -     ============  ============
basic and fully diluted

Net (loss) per share -          $      (0.00) $          -
basic and fully diluted         ============  ============



The accompanying notes are an integral part of these financial statements.


/6/


                         CareDecision Corporation
                     [formerly ATR Search Corporation]
                       (a Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (unaudited)


                                For the three months ended     July 6,2000
                                        March 31,            (inception) to
                                --------------------------      March 31,
                                    2003          2002            2003
                                ------------  ------------   --------------

Cash flows from operating
 activities
Net (loss)                      $   (406,469) $          -   $   (2,381,601)
Shares issued for services           231,000             -        1,550,482
Loss on debt settlement                    -             -           25,925
Depreciation                          36,377             -           77,155
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:
   (Increase) decrease in notes        1,912             -           (3,464)
    receivable
   Decrease in loan to officer        10,611             -             (388)
                                ------------  ------------   --------------
Net cash (used) by operating        (126,569)            -         (731,503)
 activities                     ------------  ------------   --------------


Cash flows from financing
 activities
   Proceeds from convertible notes    50,000             -           50,000
    - related party
   Proceeds from notes payable             -             -          476,035
   Proceeds from note payable to      46,500             -           46,500
    shareholder
   Issuance of common stock                -             -          240,000
                                ------------  ------------   --------------
Net cash provided by financing        96,500             -          812,535
 activities                     ------------  ------------   --------------

Net increase in cash                 (30,069)            -           81,032
Cash - beginning                     111,101             -                -
                                ------------  ------------   --------------
Cash - ending                   $     81,032  $          -   $       81,032
                                ============  ============   ==============

Supplemental disclosures:
   Interest paid                $          -  $          -   $            -
                                ============  ============   ==============
   Income taxes paid            $          -  $          -   $            -
                                ============  ============   ==============

Non-cash transactions:
   Number of shares issued for     5,500,000             -       25,117,737
    services provided           ============  ============   ==============

   Number of shares issued to      2,500,000             -        2,500,000
    acquire technology          ============  ============   ==============



The accompanying notes are an integral part of these financial statements.


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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended March 31, 2003 of $(2,381,601). In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Fixed assets

On   February  5,  2003,  the  Company  acquired  fully-developed software valued at $181,250 from CareDecision.net, Inc., a corporation under common control as the Company.

Depreciation expense totaled $36,377 for the three-month period ended March 31, 2003.

Note 4 - Notes payable - related party

During  the  three  months  ended March  31,  2003,  the  Company received  loans  totaling $46,500 from a Company shareholder  and
director.   The notes bear interest at 9% per annum and  are  due
365 days from date of issuance.

During the three months ended March 31, 2003, the Company recorded interest expense of $10,823.


/8/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note 5 - Convertible notes

During the three months ended March 31, 2003, the Company received a loan totaling $50,000 from a Company shareholder. The note is convertible into 1,538,500 shares of the Company's $0.001 par value common stock at a strike price of $0.0325 per share. The convertible note also carried with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price of $0.0325 per share. On April 22, 2003, the holder elected to convert the note into 1,538,500 shares of the Company's $0.001 par value common stock.

Note 6 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock.

During  the three months ended March 31, 2003, the Company issued
5,500,000 shares of $0.001 par value common stock to two individuals for consulting services valued at $231,000.

During  the three months ended March 31, 2003, the Company issued
2,500,000 shares of $0.001 par value common stock to acquire developed software valued at $181,250 from CareDecision.net, Inc.

There have been no other issuances of preferred or common stock.

Note 7 - Related party transactions

During the three months ended March 31, 2003, the Company acquired fully-developed software from CareDecision.net, Inc, a private corporation with common ownership as the Company.
Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $182,500 with 2,500,000 shares of the Company's $0.001 par value common stock.

During the three months ended March 31, 2003, the Company received $46,500 from Robert Cox, a Company shareholder and Chairman of the Board. The notes are due on 365 days from issuance and accrued interest at 9% per annum.

During the three months ended March 31, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,538,500 shares of the Company's $0.001 par value common stock and carries with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price at $0.0325 per share.

Note 8 - Stock option plan

On January 1, 2003, the Company adopted its "2003 Stock Option Plan" (the "Plan") and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company's $0.001 par value common stock. The Company issued 5,500,000 shares of stock pursuant to the plan during the three months ended March 31, 2003.

Note 9 - Subsequent events

On May 5, 2003, the Company announced it has signed an agreement with a third party hotel management company for the purchase and installation of the Company's proprietary ResidenceWare multi-unit messaging management system. The agreement specifies an immediate initial installation of 250 units at a minimum of five hotel locations.


/9/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note  10  -  Reverse acquisitions agreement with  Medicius,  Inc.
(MED)

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


/10/


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


General

     Our principal product is an E-Health handheld information appliance software package. We presently have a comprehensive suite of medical information technology and Internet communication applications, integrated for medical professional use on a wireless PDA Internet appliance. These applications have been designed to meet the needs of both the inpatient and outpatient medical environments and are not just commercially viable but also regulatory standard compliant. Additionally, our software applications were conceived and implemented to offer the medical professional the ability to monitor patient treatment plans on the same handheld information appliance.

     Our software is designed to integrate point of care medical applications, treatment protocols and up to the moment patient histories coupled with real-time on-line medical insurance claims submission. Our ultimate key to success resides in providing the private practice physician with the capability to, sequentially, learn about the history of his or her patient during, or prior to, entering the examining room, treat the patient and update the insurer of the episode of care. Accomplishing these objectives resolves a major dilemma for the health care provider; instantaneous communication of vital patient related information at or before the patient encounter.

     Our technologies are grounded in the central need to furnish the doctor with crucial point-of-care patient information rapidly and reliably via a PDA. It utilizes the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability. Totally compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), this PDA technology is among the first to offer complicated and real-time point of care applications, previously legacy (mainframe or PC network) system applications, on a totally portable (PDA) appliance.


/11/


     Our PDA software operates on any Microsoft Windows CE "Pocket PC" based handheld device, either in a wireless or "wired" mode. The local host for our PDA devices is a Windows (9X, NT or later) based PC in the physician's office, which, in turn, permits one to eight of the aforementioned PDAs to be linked to the medical network and allows each PDA to become a uniquely identified mobile node on the medical network, independent of PC linkage, thereby, assisting the doctor in the review of relevant patient medical history, medications and prescriptions, lab test ordering, medical step processes and protocols and specialist referral processes.

     The PDA software provides rules based software capabilities and the ability to receive order fulfillment information for over 5,000 patients simultaneously, which represents approximately 3 years of patient encounters in a typical primary care medical practice, and allows medical professionals to access payor and health plan business rules, and policy/plan coverage's directly from the plan(s).


Results of Operations

     The following is an itemization of our results of operations for the three-month period ended March 31, 2003. There are no comparables for the three-month period ended March 31, 2002 as no revenues were generated and no expenses incurred in that period.

REVENUES. Total revenues for the three-month period ended March 31, 2003 were $500. As a development stage company we have yet to generate significant revenues and we cannot guarantee with certainty when we will begin to generate significant revenues. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the three-month period ended March 31, 2003 were $38,878.

PAYROLL. Payroll expense consists primarily of management and employee salaries. Total payroll expense for the three-month period ended March 31, 2003 was $58,881.

PROFESSIONAL FEES. Professional fees include fees paid to our accountants and attorneys. Our professional fees were $30,570 for the three-month period ended March 31, 2003.

CONSULTING. Consulting expense includes fees paid to consultants in relation to the preparation of required SEC filings, and to individuals engaged to assist management in the furtherance of our business plan. Consulting expenses for the three-month period ended March 31, 2003 were $231,000.

SOFTWARE DEVELOPMENT. Software Development cost was minimal as our software systems; communication tools and suite of software applications are complete. Software Development expense for the three-month period ended March 31, 2003 was $1,000.

DEPRECIATION. Depreciation was $36,377 for the three-month period ended March 31, 2003. This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the three-month period ended March 31, 2003 were $396,706. Our most significant operating expenses are consulting and payroll expenses.


/12/


LOSS FROM OPERATIONS/NET LOSS. Our loss from operations was $406,469 for the three-month period ended March 31, 2003. It should be expected that we will continue to incur losses from operations until such time as revenues can be generated to cover such costs.


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


Liquidity and Capital Resources

     Management believes our cash on hand of $81,032 will not be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given we have negative working capital of $459,533. Thus we will from time to time need to raise additional funds through capital markets. Our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

     To date, we have financed our cash flow requirements through an issuance of common stock and through the issuance of notes. During the three months ended March 31, 2003, we received loans totaling $46,500 from a Company shareholder and director. The notes bear interest at 9% per annum and are due 365 days from date of issuance. In addition, during the three months ended March 31, 2003, we received a loan totaling $50,000 from a Company shareholder. The note is convertible into 1,538,500 shares of the Company's $0.001 par value common stock at a strike price of $0.0325 per share. The convertible note also carried with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price of $0.0325 per share. On April 22, 2003, the holder elected to convert the note into 1,538,500 shares of the Company's $0.001 par value common stock.

     During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we will be obtaining financing to fund operations through additional common stock offerings, note issuances and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available cash on hand.

     All investor inquiries should be directed via mail to Mr.
Robert Cox, President, CareDecision Corp.   2 Penn Plaza, 15th
Floor, Suite 1500-53, New York, New York 10121.


/13/


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

  99.1           Certification under Section 906 of the
                 Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended March 31, 2003 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/14/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CareDecision Corporation
-----------------------------------------------------------------
                          (Registrant)




Date: May 14, 2003
     -------------



By: /s/ Robert Cox
   ---------------
   Robert Cox
   President and CEO





Date: May 14, 2003
     -------------



By: /s/ Keith Berman
   -----------------
   Keith Berman
   Secretary and Treasurer/CFO


/15/


                          Attachment A
              Form of Certification for Form 10-QSB
                         CERTIFICATIONS

I, Robert Cox, President of CareDecision Corporation (the
"registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CareDecision Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
        14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


/16/


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003
     -------------



/s/ Robert Cox
--------------
Robert Cox
President and CEO




I, Keith Berman, Treasurer and Secretary of CareDecision
Corporation (the "registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CareDecision Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
        14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


/17/


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003
     -------------



/s/ Keith Berman
----------------
Keith Berman
Secretary and Treasurer/CFO


/18/