Form 10QSB
period 2003-06-30
CAREDECISION CORP
filed 2003-08-15
CIK 1144225

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]               QUARTERLY  REPORT  PURSUANT  TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934

For the quarterly period ended: June 30, 2003

Or

[ ]               TRANSITION  REPORT  PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934

For the transition period from ____________ to _____________

Commission File Number: 000-33187

                         CareDecision Corporation
          (Exact name of registrant as specified in its charter)

                    Nevada                         91-2105842
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

2660 Townsgate Road, Westlake Village, Suite 300, CA 91361        91361
        (Address of principal executive offices)                (Zip Code)

                         (805) 446-1973
      (Registrant's telephone number, including area code)

     2 Penn Plaza, 15th Floor, Suite 1500-53, New York, NY, 10121
          (Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date:
                           86,606,012


/1/


                       CareDecision Corporation
                   [formerly ATR Search Corporation]
                     (a Development Stage Company)


                           Table of Contents

                                                                      Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

    Independent Accountant's Review Report                              4

    Consolidated Balance Sheet June 30, 2003 (unaudited)                5

    Consolidated Statements of Operations For the Three and Six         6
    Months Ended June 30, 2003 and 2002 (unaudited) and For the
    Period July 6, 2000 (Inception) to June 30, 2003 (unaudited)

    Consolidated Statements of Cash Flows For the Six Months            7
    Ended June 30, 2003 and 2002 (unaudited) and For the Period
    July 6, 2000 (Inception) to June 30, 2003 (unaudited)

    Notes to Financial Statements                                       8

  Item 2. Management's Discussion and Plan of Operation                11

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     15

SIGNATURES                                                             16


/2/


Part I - Financial Information

     Item 1. Financial Statements






                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                    June 30, 2003 (unaudited)

                               and

              Consolidated Statements of Operations
               for the Three and Six Months Ended
               June 30, 2003 and 2002 (unaudited),
                       and For the Period
      July 6, 2000 (Inception) to June 30, 2003 (unaudited)

                               and

              Consolidated Statements of Cash Flows
                    for the Six Months Ended
               June 30, 2003 and 2002 (unaudited),
                       and For the Period
      July 6, 2000 (Inception) to June 30, 2003 (unaudited)


/3/


Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
CareDecision Corporation
(formerly ATR Search Corporation)
(a Development Stage Company)
New York, NY

We have reviewed the accompanying balance sheet of CareDecision Corporation (formerly ATR Search Corporation) (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and 2002 and for the period July 6, 2000 (Inception) to June 30, 2003, and statements of cash flows for the six months ended June 30, 2003 and 2002 and for the period July 6, 2000 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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

August 12, 2003


/4/


                         CareDecision Corporation
                     [formerly ATR Search Corporation]
                       (a Development Stage Company)
                        Consolidated Balance Sheet
                                (unaudited)



                                                                  June 30,
  Assets                                                            2003
                                                              -------------
     Current assets:
       Cash and equivalents                                   $      11,913
                                                              -------------
          Total current assets                                       11,913
                                                              -------------

     Fixed assets, net                                            1,319,386
                                                              -------------

                                                              $   1,331,299
                                                              =============

     Liabilities and Stockholders' Equity

     Current liabilities:
       Note payable to shareholder                            $      79,657
       Notes payable                                                567,517
                                                              -------------
          Total current liabilities                                 647,174
                                                              -------------

     Convertible notes - related party                               13,548
                                                              -------------

                                                                    660,722
                                                              -------------

     Stockholders' equity:
       Preferred stock, $0.001 par value, 5,000,000 shares
         authorized, no shares issued and outstanding                     -
       Common stock, $0.001 par value, 200,000,000 shares
         authorized, 86,606,012 shares issued and outstanding        86,606
       Additional paid-in capital                                 3,608,941
       Treasury stock                                               (96,750)
       (Deficit) accumulated during development stage            (2,928,220)
                                                              -------------
                                                                    670,577
                                                              -------------

                                                              $   1,331,299
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


/5/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                     Consolidated Statements of Operations
                                  (unaudited)


                               For the            For the
                             three months        six months       July 6, 2000
                            ended June 30,      ended June 30,   (Inception) to
                        -------------------  ------------------     June 30,
                            2003      2002     2003      2002         2003
                        ---------  --------  -------- ---------  -------------
                                  (Restated)          (Restated)   (Restated)

Revenue                $    1,350 $       - $   1,850 $   1,055   $      3,850
                        ---------  --------  -------- ---------  -------------

Expenses:
 General and
  administrative
  expenses                 45,111     3,720    83,989   182,849        166,675
 Payroll expense           63,913         -   122,794         -        309,613
 Professional fees         12,658         -    43,228         -        215,080
 Consulting expense       125,000   290,000   356,000   409,446      1,675,482
 Software development       2,950         -     3,950         -        132,950
 Depreciation              80,623         -   165,652     1,393        326,418
                        ---------  --------  -------- ---------  -------------
    Total expenses        330,255   293,720   775,613   593,688      2,826,218
                        ---------  --------  -------- ---------  -------------

Other income (expenses):
 (Loss) on debt
  settlement              (37,094)        -   (37,094)        -        (63,019)
 Interest income                1         -       561       967          2,791
 Interest (expense)       (11,981)        -   (22,804)   (8,251)       (45,624)
                        ---------  --------  -------- ---------  -------------

Net (loss)              $(377,979)$(293,720)$(833,100)$(599,917)  $ (2,928,220)
                        =========  ========  ======== =========  =============

Weighted average
number of
common shares
outstanding -
basic and fully
diluted               84,432,887 21,891,703 83,473,288 10,822,178
                      ========== ========== ========== ==========

Net (loss) per share -
basic and fully
diluted               $   (0.00) $   (0.01) $   (0.01) $   (0.06)
                      ========== ========== ========== ==========



 The accompanying notes are an integral part of these financial statements.


/6/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (unaudited)



                                 For the six months ended      July 6,2000
                                         June 30,            (inception) to
                                --------------------------      June 30,
                                    2003          2002            2003
                                ------------  ------------   --------------

Cash flows from operating
 activities
Net (loss)                      $   (833,100) $   (599,917)  $   (2,928,220)
Shares issued for services           356,000       409,446        1,675,482
Loss on debt settlement               37,094             -           63,019
Depreciation                         165,652         1,393          326,418
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:
  (Increase) decrease in notes
   receivable                          5,376       (24,900)               -
  Decrease in loan to officer         10,999             -                -
Net cash (used) by operating    ------------  ------------   --------------
 activities                         (257,979)     (213,978)        (863,301)
                                ------------  ------------   --------------

Cash flows from financing
 activities
  Proceeds from convertible
  notes - related party               50,000             -           50,000
  Proceeds from notes payable              -       537,573          536,722
  Proceeds from note payable
   to shareholder                    113,791             -           79,657
  Payments on note payable
   to shareholder                     (5,000)      (20,000)         (31,165)
  Issuance of common stock                 -             -          240,000
Net cash provided by financing  ------------  ------------   --------------
 activities                          158,791       517,573          875,214
                                ------------  ------------   --------------

Net increase in cash                 (99,188)      303,595           11,913
Cash - beginning                     111,101             4                -
                                ------------  ------------   --------------
Cash - ending                   $     11,913  $    303,599   $       11,913
                                ============  ============   ==============

Supplemental disclosures:
  Interest paid                 $          -  $          -   $            -
                                ============  ============   ==============
  Income taxes paid             $          -  $          -   $            -
                                ============  ============   ==============

Non-cash transactions:
  Number of shares issued for
   services provided               8,000,000    12,440,000       27,617,737
                                ============  ============   ==============
  Number of shares issued to
   acquire technology              2,500,000             -        2,500,000
                                ============  ============   ==============
  Number of shares issued for
   debt settlement                   741,875             -          741,875
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended June 30, 2003 of $2,928,220. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Change in accounting principle

The Company determined during the three months ending June 30, 2003 that it is appropriate to reclassify software acquired in
2002 from intellectual property to fixed assets. The effect of the change in accounting principle requires a restatement of the December 31, 2002 and March 31, 2003 financial statements in order to properly reflect the asset reclassification and the related adjustment to depreciation expense. The effect of this change was to decrease net income for the year ended December 31, 2002 and the three months ended March 31, 2003 by $119,988 and $63,409, respectively. Retained earnings as of January 1, 2002 has been adjusted for the retroactive application of the change in accounting principle.

Note 4 - Fixed assets

On February 5, 2003, the Company acquired fully-developed software valued at $181,250 from CareDecision.net, Inc., the former parent corporation of Medicius, Inc. Medicius, Inc. was acquired by the Company in June 2002. Several of the control persons from CareDecision.net, Inc. are in similar positions of control at the Company.

Depreciation expense totaled $165,652 for the six-month period ended June 30, 2003.


/8/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note 5 - Notes payable - related party

During the six months ended June 30, 2003, the Company received loans totaling $113,791 from a Company shareholder and director.
The notes bear interest at 9% per annum and are due 365 days from date of issuance.

During the six months ended June 30, 2003, the Company recorded interest expense of $22,804.

Note 6 - Convertible notes

During the six months ended June 30, 2003, the Company received a loan totaling $50,000 from a Company shareholder. The note is convertible into 1,538,500 shares of the Company's $0.001 par value common stock at a strike price of $0.0325 per share. The convertible note also carried with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price of $0.0325 per share. On April 22, 2003, the holder elected to convert the note into 1,538,500 shares of the Company's $0.001 par value common stock.

Note 7 - Stockholder's equity

During  the  six  months ended June 30, 2003, the Company  issued
8,000,000 shares of $0.001 par value common stock to various individuals for consulting services valued at $356,000.

During  the  six  months ended June 30, 2003, the Company  issued
2,500,000 shares of $0.001 par value common stock to acquire developed software valued at $181,250 from CareDecision.net, Inc.

During  the  six  months ended June 30, 2003, the Company  issued
741,875 shares of its $0.001 par value common stock to an individual as settlement for past debts valued at $37,094.

There have been no other issuances of preferred or common stock.

Note 8 - Related party transactions

During the six months ended June 30, 2003, the Company acquired fully-developed software from CareDecision.net, Inc, a private corporation with several control persons serving in similar positions at the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $181,250 with 2,500,000 shares of the Company's $0.001 par value common stock.

During  the six months ended June 30, 2003, the Company  received
$100,150  from Robert Cox, a Company shareholder and Chairman  of
the  Board.   The  notes are due on 365 days  from  issuance  and
accrued interest at 9% per annum.

During the six months ended June 30, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,538,500 shares of the Company's $0.001 par value common stock and carries with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price at $0.0325 per share. On April 22, 2003 Dr. Chillemi exercised the convertible portion of his note and converted the $50,000 debt into 1,538,500 shares of the Company's $.001 par value common stock.

Note 9 - Stock option plan

On January 1, 2003, the Company adopted its "2003 Stock Option Plan" (the "Plan") and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company's $0.001 par value common stock. The Company issued 8,000,000 shares of stock pursuant to the plan during the six months ended June 30, 2003.


/9/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note 10 - Subsequent events

On July 21, 2003, the Company issued an 8% share dividend to its  shareholders  of record.  The Company issued  6,469,132 shares of its $0.001 par value common stock pursuant to the dividend issuance.

On July 1, 2003, the Company entered into a consulting agreement with Anthony Quintiliana to perform information technology services for the Company. As consideration, the Company will issue 1,500,000 shares of $0.001 par value common stock and stock options to purchase 2,000,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.

On July 1, 2003, the Company entered into a consulting agreement with Barbara Asbell to perform medical information technology services for the Company. As consideration, the Company will issue 4,000,000 shares of $0.001 par value common stock. The shares will be registered and free-trading via Form S-8. Based upon the terms of her consulting agreements, Ms. Asbell has agreed to rescind an equal number of her existing legended, restricted shares.

On July 10, 2003, the Company entered into a consulting agreement with Thomas Chillemi to perform corporate development services for the Company. As consideration, the Company will issue stock options to purchase 3,000,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.

On July 15, 2003, the Company entered into a consulting agreement with Dr. Joseph A. Wolf to perform medical information technology services for the Company. As consideration, the Company will issue stock options to purchase 950,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.

On July 15, 2003, the Company entered into a consulting agreement with Leslie-Michelle Abraham to perform corporate administrative services for the Company. As consideration, the Company will issue stock options to purchase 850,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.

On August 5, 2003, the Company entered into a consulting agreement with Ely Mandell to perform corporate strategic and developmental services for the Company. As consideration, the Company will issue stock options to purchase 150,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.

Note  11  -  Reverse acquisitions agreement with  Medicius,  Inc.
(MED)

On June 21, 2002, the Company entered into an agreement with MED whereby the Company acquired all of the issued and outstanding common stock of NDI in exchange for 38,043,863 voting shares of the Company's $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the MED controlled the Company's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of MED. The common stock issued was recorded at $0, being the fair value of the Company's assets on the acquisition date.


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


General

     Our principal products are: an E-Health handheld information appliance (PDA) software application package, and an E-commerce handheld information appliance and network designed for the hotel, motel and apartment marketplace. We presently have a comprehensive suite of medical information technology, cooperative advertising, instant messaging and fulfillment, and electronic commerce applications that are Internet enhanced, integrated for medical professional use, and hotel management/guest use, both software suites on a wireless PDA Internet appliance. These applications have been designed to meet the needs of the inpatient and outpatient medical environments, and the hotel management and guest (consumer), and are not just commercially viable but also regulatory standard compliant. Additionally, our software applications were conceived and implemented to offer the management level user, either the medical professional or hotel manager, the ability to prospective and retrospective commerce.

     Our software is designed to integrate point of service applications. The medical appliance, the longest available product, monitors treatment protocols and up to the moment patient histories coupled with real-time on-line medical insurance claims submission. Our ultimate key to success resides in providing the private practice physician with the capability to, sequentially, learn about the history of his or her patient during, or prior to, entering the examining room, treat the patient and update the insurer of the episode of care. Accomplishing these objectives resolves a major dilemma for the health care provider; instantaneous communication of vital patient related information at or before the patient encounter.

     The hotel/motel and apartment software makes use of much of the foundation technologies resident in the medical product, however, given the differences in the two markets that the products service, the hotel/motel product is much more cooperative oriented, offering more consumer transactional services with the compliment of advertising.


/11/


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

     Our PDA software operates on any Microsoft Windows CE "Pocket PC" based handheld device, either in a wireless or "wired" mode. The local host for our PDA devices is a Windows (9X, NT or later) based PC in the physician's office, which, in turn, permits one to eight of the aforementioned PDAs to be linked to either a medical network or hotel/motel wide area network, and allows each PDA to become a uniquely identified mobile node on that network, independent of PC linkage, thereby, assisting the professional in the review of relevant histories, transactions, and for the medical related product --medications and prescriptions, lab test ordering, medical step processes and protocols and specialist referral processes.

     The PDA software provides rules based software capabilities and the ability to receive order fulfillment information for over 5,000 users simultaneously, which represents approximately 3 years of user encounters in a typical network setting, and allows medical professionals to access payor and health plan business rules, and policy/plan coverage's directly from the plan(s).


Results of Operations

     The following is an itemization of our results of operations for the six-month period ended June 30, 2003. In the comparable period ended June 30, 2002, the Company had yet to begin significant operations and therefore there were no expenses associated with these items.

REVENUES. Total revenues for the six-month period ended June 30, 2003 were $1,850. As a development stage company we have yet to generate significant revenues and we cannot guarantee with certainty when we will begin to generate significant revenues. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the six-month period ended June 30, 2003 were $83,989 compared to $182,849 for the six-month period ended June 30, 2002. General and Administrative expenses decreased by approximately 54% from the comparable period as the Company consolidated operations after its merger in 2002. The company, in anticipation of its merger made purchases of equipment and other office related supplies in conjunction with the start of initial business operations in the six-month period ended June 30, 2002.

PAYROLL. Payroll expense consists primarily of management and employee salaries. Total payroll expense for the six-month period ended June 30, 2003 was $122,794. The Company incurred no payroll expense for the six-month period ended June 30, 2002.

PROFESSIONAL FEES. Professional fees include fees paid to our accountants and attorneys. Our professional fees were $43,228 for the six-month period ended June 30, 2003. The Company incurred no professional fees for the six-month period ended June
30, 2002.


/12/


CONSULTING. Consulting expense includes fees paid to consultants in relation to the preparation of required SEC filings, and to individuals engaged to assist management in the furtherance of our business plan. Consulting expenses for the six-month period ended June 30, 2003 were $356,000 compared to $409,446 for the six-month period ended June 30, 2002. Consulting expense decreased by approximately 13% from the comparable period as the Company has consolidated the use of consultants after its merger to assist in the furtherance of our business model.

SOFTWARE DEVELOPMENT. Software Development expense was minimal as our software systems; communication tools and suite of software applications are complete. Software Development expense for the six-month period ended June 30, 2003 was $3,950. The Company incurred no software development expense for the six-month period ended June 30, 2002.

DEPRECIATION. Depreciation was $165,652 for the six-month period ended June 30, 2003 compared to $1,393 for the six-month period ended June 30, 2002. This represents depreciation on the assets of the Company. Depreciation expense has increased significantly from the comparable period due to the assets purchased in the six-month period ended June 30, 2002, which are now on depreciation schedules.

TOTAL OPERATING EXPENSES. Total operating expenses for the six-month period ended June 30, 2003 were $775,613 compared to $593,688 for the six-month period ended June 30, 2002. Total operating expenses increased by approximately 31% due mainly to our addition of staff and subsequent incurrence of payroll expense and the increase in depreciation expense on the assets of the Company. Our most significant operating expenses are consulting, payroll and depreciation expenses.

LOSS ON DEBT SETTLEMENT. In the six-month period ended June 30,
2003 the Company retired past debts valued at $37,094. There was no debt retired in the comparable six-month period ended June 30, 2002.

INTEREST INCOME. Interest income was $561 for the six-month period ended June 30, 2003 compared to $967 for the six-month period ended June 30, 2002.

INTEREST EXPENSE. Interest expense was $22,804 for the six-month period ended June 30, 2003 compared to $8,251 for the six-month period ended June 30, 2002. Interest expense increased significantly as a result of the receipt of loans totaling
$113,791 in the six-month period ended June 30, 2003 that bear an interest rate of 9%.

LOSS FROM OPERATIONS/NET LOSS. Our loss from operations was $833,100 for the six-month period ended March 31, 2003 compared to $599,917 for the six-month period ended June 30, 2002. It should be expected that we will continue to incur losses from operations until such time as revenues can be generated to cover such costs.

Future Business

     The elements of our future business strategy include: expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services, particularly for the company's hotel/motel and apartment products; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to our proposed operations. Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with health insurers and HMOs to provide our e-healthcare products and services, and to establish relationships with large hotel and/or motel chains for our hotel/motel products.


/13/


Liquidity and Capital Resources

     Management believes our cash on hand of $11,913 will not be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given we have negative working capital of $635,261. Thus we will from time to time need to raise additional funds through capital markets. Our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

     To date, we have financed our cash flow requirements through an issuance of common stock and through the issuance of notes. During the six months ended June 30, 2003, we received loans totaling $113,791 from a Company shareholder and director. The notes bear interest at 9% per annum and are due 365 days from date of issuance. In addition, during the six months ended June 30, 2003, we received $100,150 from Robert Cox, President of CareDecision Corporation. This note bears an interest rate of 9% per annum and is due 365 days from date of issuance.

     During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we will be obtaining financing to fund operations through additional common stock offerings, note issuances and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available cash on hand.

     All investor inquiries should be directed via mail to Mr.
Robert Cox, President, CareDecision Corporation, 2660 Townsgate
Road, Suite 300, Westlake Village, California 91361.



         [balance of this page intentionally left blank]


/14/


                   PART II - OTHER INFORMATION


     Item 6(a) - Exhibits



  Exhibit  Name and/or Identification of Exhibit
  Number
   3.1     Articles of Incorporation & By-Laws
             (a) Articles of Incorporation of the Company
             filed March 2, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (b) Certificate of Amendment to the Articles of Incorporation of the Company filed May 9, 2001. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (c) Certificate of Amendment to the Articles of Incorporation of the Company filed August 2, 2002. Incorporated by reference to the exhibits to the Company's June 30, 2002 Quarterly Report on Form 10-QSB, previously filed with the Commission.
   3.2      By-Laws of the Company adopted March 16, 2001.
            Incorporated by reference to the exhibits to the
            Company's General Form For Registration Of
            Securities Of Small Business Issuers on Form
            10-SB, previously filed with the Commission.
  31        Rule 13a-14(a)/15d-14(a) Certification
  32        Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended June 30, 2003 the Company filed a report on Form 8-K with the Securities and Exchange Commission on May 20, 2003. The Company reported under Item 9. Regulation FD Disclosures that they had signed an agreement with associated hotel owners throughout Minnesota and North Dakota. Further, under Item 7. Financial Statements and Exhibits the Company filed the Agreement dated April 20, 2003 by and between CareDecision Corporation and the corresponding hotel/motel owners and residence centers. No financial statements were included in this report.


/15/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CareDecision Corporation
-----------------------------------------------------------------
                          (Registrant)




Date: August 13, 2003
      ---------------



By: /s/ Robert Cox
   ------------------
    Robert Cox
    President and CEO





Date: August 13, 2003
      ---------------



By: /s/ Keith Berman
   ------------------
    Keith Berman
    Secretary and Treasurer/CFO


/16/