Form 10QSB
period 2003-09-30
CAREDECISION CORP
filed 2003-11-13
CIK 1144225

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33187

                        CareDecision Corporation
                        ------------------------
         (Exact name of registrant as specified in its charter)

                  Nevada                         91-2105842
                  ------                         ----------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification No.)

2660 Townsgate Road, Westlake Village, Suite 300, CA      91361
----------------------------------------------------      -----
     (Address of principal executive offices)           (Zip Code)

                           (805) 446-1973
                           --------------
        (Registrant's telephone number, including area code)

  2 Penn Plaza, 15th Floor, Suite 1500-53, New York, NY, 10121
  ------------------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date:
                           113,784,921


/1/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)


                               Table of Contents

                                                                          Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                              3

     Consolidated Balance Sheet September 30, 2003 (unaudited)              4

     Consolidated Statements of Operations For the Three and Nine Months    5
     Ended September 30, 2003 and 2002 (unaudited) and For the Period
     July 6, 2000 (Inception) to September 30, 2003 (unaudited)

     Consolidated Statements of Cash Flows For the Nine Months Ended        6
     September 30, 2003 and 2002 (unaudited) and For the Period
     July 6, 2000 (Inception) to September 30, 2003 (unaudited)

     Notes to Financial Statements                                          7

  Item 2. Management's Discussion and Plan of Operation                    11

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                15

  Item 6(a). Exhibits                                                      15

  Item 6(b). Reports Filed on Form 8-K                                     16

SIGNATURES                                                                 17


/2/


Part I - Financial Information

     Item 1. Financial Statements






                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                 September 30, 2003 (unaudited)

                               and

              Consolidated Statements of Operations
               for the Three and Nine Months Ended
            September 30, 2003 and 2002 (unaudited),
                       and For the Period
   July 6, 2000 (Inception) to September 30, 2003 (unaudited)

                               and

              Consolidated Statements of Cash Flows
                    for the Nine Months Ended
            September 30, 2003 and 2002 (unaudited),
                       and For the Period
   July 6, 2000 (Inception) to September 30, 2003 (unaudited)


/3/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                          Consolidated Balance Sheet
                                  (unaudited)


                                                              September 30,
  Assets                                                           2003
                                                              -------------
  Current assets:
     Cash and equivalents                                     $      44,347
     Accounts receivable, net of allowance for
      doubtful accounts of $12,500                                   21,748
                                                              -------------
          Total current assets                                       66,095
                                                              -------------

  Fixed assets, net                                               1,238,763
                                                              -------------

                                                              $   1,304,858
                                                              =============

  Liabilities and Stockholders' Equity

  Current liabilities:
     Note payable to shareholder                              $      91,078
     Stock subscription payable                                      13,750
     Notes payable                                                  513,527
                                                              -------------
          Total current liabilities                                 618,355
                                                              -------------

                                                                    618,355
                                                              -------------

  Stockholders' equity:
     Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                        -
     Common stock, $0.001 par value, 200,000,000 shares
      authorized, 113,784,921 shares issued and outstanding         113,785
     Additional paid-in capital                                   3,941,402
     Treasury stock                                                 (96,750)
     (Deficit) accumulated during development stage              (3,271,934)
                                                              -------------
                                                                    686,503
                                                              -------------

                                                              $   1,304,858
                                                              =============



 The accompanying notes are an integral part of these financial statements.


/4/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                     Consolidated Statements of Operations
                                  (unaudited)


                         For the                  For the
                       three months             nine months       July 6, 2000
                    ended September 30,     ended September 30,  (Inception) to
                    --------------------   ---------------------- September 30,
                       2003       2002        2003         2002        2003
                    ---------  ---------  -----------  -----------  -----------
                               (Restated)               (Restated)  (Restated)

Revenue             $  22,848  $     500  $    24,698  $     1,555  $   26,698
                    ---------  ---------  -----------  -----------  ----------

Expenses:
 General and admini-
  strative expenses    35,556    159,028      119,545      751,323     202,231
 Payroll expense       48,415          -      171,209            -     358,028
 Professional fees     11,465          -       54,693            -     226,545
 Consulting expense   152,750    276,056      508,750      276,056   1,828,232
 Software development       -          -        3,950            -     132,950
 Depreciation          80,622     80,383      246,274       80,383     407,040
                    ---------  ---------  -----------  -----------  ----------
   Total expenses     328,808    515,467    1,104,421    1,107,762   3,155,026
                    ---------  ---------  -----------  -----------  ----------

Other income (expenses):
 (Loss) on debt
  settlement          (25,000)   (68,363)     (62,094)     (68,363)    (88,019)
 Interest income            -      1,885          561        2,852       2,791
 Interest (expenses)  (12,754)   (14,399)     (35,558)     (22,650)    (58,378)
                    ---------  ---------  -----------  -----------  ----------
Net (loss)          $(343,714) $(595,844) $(1,176,814) $(1,194,368)$(3,271,934)

Weighted average
number of
common shares
outstanding -
basic and fully
diluted           100,990,475 21,027,802   92,711,681   33,279,930
                  =========== ==========   ==========   ==========

Net (loss)
per share -
basic and fully
diluted             $   (0.00) $   (0.03) $     (0.01) $     (0.04)
                    =========  =========  ===========  ===========



 The accompanying notes are an integral part of these financial statements.


/5/


                           CareDecision Corporation
                       [formerly ATR Search Corporation]
                         (a Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                 For the nine months ended     July 6,2000
                                       September 30,         (inception) to
                                --------------------------    September 30,
                                    2003          2002            2003
                                ------------  ------------   --------------
                                               (Restated)      (Restated)

Cash flows from operating
 activities
Net (loss)                      $ (1,176,814) $ (1,194,368)  $   (3,271,934)
Shares issued for services           508,750       276,056        1,828,232
Loss on debt settlement               62,094        68,363           88,019
Depreciation                         246,274        80,383          407,040
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Decrease in accounts receivable      5,376             -                -
  (Increase) in notes receivable     (34,248)      (15,850)         (21,748)
                                ------------  ------------   --------------
Net cash (used) by operating
 activities                         (388,568)     (785,416)        (970,391)
                                ------------  ------------   --------------

Cash flows from financing
 activities
  Proceeds from convertible
   notes - related party              50,000             -           50,000
  Proceeds from notes payable         25,000       485,418          513,527
  Payments on notes payable           (1,890)            -          (37,493)
  Accrued interest                     3,095             -            3,095
  Proceeds from note payable
   to shareholder                    130,606             -          130,606
  Payments on note payable
   to shareholder                    (20,347)            -          (20,347)
  Stock subscription payable          13,750             -           13,750
  Issuance of common stock           121,600       649,801          361,600
                                ------------  ------------   --------------
Net cash provided by financing
 activities                          321,814     1,135,219        1,014,738
                                ------------  ------------   --------------

Net increase in cash                 (66,754)      349,803           44,347
Cash - beginning                     111,101             4                -
                                ------------  ------------   --------------
Cash - ending                   $     44,347  $    349,807   $       44,347
                                ============  ============   ==============

Supplemental disclosures:
  Interest paid                 $          -  $          -   $            -
                                ============  ============   ==============
  Income taxes paid             $          -  $          -   $            -
                                ============  ============   ==============

Non-cash transactions:
Number of shares issued for
services provided                 26,309,748       276,056       45,927,485
                                ============  ============   ==============

Number of shares issued to
acquire technology                 2,500,000             -        2,500,000
                                ============  ============   ==============

Number of shares issued for
debt settlement                      741,875             -          741,875
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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended September 30, 2003 of $3,271,934. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Change in accounting principle

The Company determined during the nine months ending September 30, 2003 that it is appropriate to reclassify software acquired in 2002 from intellectual property to fixed assets. The effect of the change in accounting principle requires a restatement of the December 31, 2002, and March 31, 2003 financial statements in order to properly reflect the asset reclassification and the related adjustment to depreciation expense. The effect of this change was to decrease net income for the year ended December 31, 2002 and the three months ended March 31, 2003 by $119,988 and $63,409, respectively. Retained earnings as of January 1, 2002 has been adjusted for the retroactive application of the change in accounting principle.

Note 4 - Fixed assets

On February 5, 2003, the Company acquired fully-developed software valued at $181,250 from CareDecision.net, Inc., the former parent corporation of Medicius, Inc. Medicius, Inc. was acquired by the Company in June 2002. Several of the control persons from CareDecision.net, Inc. are in similar positions of control at the Company.

Depreciation expense totaled $246,274 for the nine-month period ended September 30, 2003.


/7/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note 5 - Notes payable - related party

During  the  nine  months ended September 30, 2003,  the  Company received  loans totaling $130,606 from a Company shareholder  and
director.   The notes bear interest at 9% per annum and  are  due
365 days from date of issuance.

During the nine months ended September 30, 2003, the Company recorded interest expense of $35,558.

Note 6 - Convertible notes

During the nine months ended September 30, 2003, the Company received a loan totaling $50,000 from a Company shareholder. The note is convertible into 1,538,500 shares of the Company's $0.001 par value common stock at a strike price of $0.0325 per share. The convertible note also carried with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price of $0.0325 per share. On April 22, 2003, the holder elected to convert the note into 1,538,500 shares of the Company's $0.001 par value common stock.

Note 7 - Stockholder's equity

During the nine months ended September 30, 2003, the Company issued 8,000,000 shares of $0.001 par value common stock to various individuals for consulting services valued at $356,000.

During  the  nine  months ended September 30, 2003,  the  Company issued  2,500,000  shares of $0.001 par  value  common  stock  to
acquire    developed   software   valued   at    $181,250    from
CareDecision.net, Inc.

During the nine months ended September 30, 2003, the Company issued 741,875 shares of its $0.001 par value common stock to an individual as settlement for past debts valued at $37,094.

On July 21, 2003, the Company issued an 8% share dividend to its shareholders of record. The Company issued 6,469,132 shares of its $0.001 par value common stock pursuant to the dividend issuance.

On July 1, 2003, the Company entered into a consulting agreement with Anthony Quintiliana to perform information technology services for the Company. As consideration, the Company issued 1,500,000 shares of $0.001 par value common stock on August 18, 2003, and stock options to purchase an additional 2,000,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8. On September 18, 2003, Mr. Quintiliana exercised his options and purchased 2,000,000 shares of stock for cash totaling $101,600.

On July 1, 2003, the Company entered into a consulting agreement with Barbara Asbell to perform medical information technology services for the Company. As consideration, the Company issued 2,500,000 shares of $0.001 par value common stock. The shares will be registered and free-trading via Form S-8. Based upon the terms of her consulting agreements, Ms. Asbell has agreed to rescind an equal number of her existing shares bearing a restricted legend.

On July 15, 2003, the Company entered into a consulting agreement with Leslie-Michelle Abraham to perform corporate administrative services for the Company. As consideration, the Company issued stock options to purchase 850,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8. On September 30, 2003, Ms. Abraham exercised her options and acquired 850,000 shares of the Company's $0.001 par value common stock for cash and services totaling $42,500.


/8/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

On  August  18,  2003, the Company issued 300,000 shares  of  its
$0.001 par value common stock to its employees for services valued at $20,833.

On September 12, 2003, the Company issued 15,059,748 shares of its $0.001 par value common stock to various individuals and entities for past services valued at $644,001. The services have been previously expensed and accrued for by the Company throughout the year ended December 31, 2002, and during the nine months ended September 30, 2003.

There have been no other issuances of preferred or common stock.

Note 8 - Related party transactions

During the nine months ended September 30, 2003, the Company acquired fully-developed software from CareDecision.net, Inc, a private corporation with several control persons serving in similar positions at the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $181,250 with 2,500,000 shares of the Company's $0.001 par value common stock.

During the nine months ended September 30, 2003, the Company received $100,150 from Robert Cox, a Company shareholder and Chairman of the Board. The notes are due on 365 days from issuance and accrued interest at 9% per annum.

During the nine months ended September 30, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,538,500 shares of the Company's $0.001 par value common stock and carries with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price at $0.0325 per share. On April 22, 2003 Dr. Chillemi exercised the convertible portion of his note and converted the $50,000 debt into 1,538,500 shares of the Company's $.001 par value common stock.

On July 10, 2003, the Company entered into a consulting agreement with Dr. Thomas Chillemi, a Company shareholder, to perform corporate development services for the Company. As consideration, the Company issued stock options to purchase 3,000,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.

On July 15, 2003, the Company entered into a consulting agreement with Dr. Joseph A. Wolf, a Company shareholder to perform medical information technology services for the Company. As consideration, the Company issued stock options to purchase 950,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.

Note 9 - Stock option plan

On January 1, 2003, the Company adopted its "2003 Stock Option Plan" (the "Plan") and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company's $0.001 par value common stock. The Company issued 13,500,000 shares of stock pursuant to the plan during the nine months ended September 30, 2003.

On August 5, 2003, the Company entered into a consulting agreement with Ely Mandell to perform corporate strategic and developmental services for the Company. As consideration, the Company issued stock options to purchase 150,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company's 2003 Stock Option Plan. The shares will be registered and free-trading via Form S-8.


/9/


                    CareDecision Corporation
                [formerly ATR Search Corporation]
                  (a Development Stage Company)
                              Notes

Note 10 - Subsequent events

On October 31, 2003 Dr. Wolf exercised all 950,000 of his stock options by rendering $47,500.00 in cash.

On October 1, 2003 Dr. Chillemi exercised 1,000,000 of his stock options as consideration for services performed valued at $50,000. On November 1, 2003, Dr. Chillemi exercised an additional 1,000,000 of his stock options as consideration for services performed valued at $50,000.

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

General

     The company is still in the development stage and is only now beginning commercial delivery of its products and services. In the quarter ended September 30, 2003 the company booked its first revenues as a direct result of the implementation of its proprietary technologies and products.

     Our principal products are: an E-Health handheld information appliance (PDA) software application package, and a permanently affixed handheld information appliance and Wi-Fi (wireless) network designed for the hotel, motel and apartment marketplace. The company has applied for and received provisional approval for a family of trademarks making use of the mark MD@. The provisional approval applies to the first six individual marks applied for by the company. In addition, the company is in the process of applying for marks associated with its ResidenceWare hotel/motel products and technologies.

     We presently have a comprehensive suite of medical information technology, cooperative advertising, instant messaging and fulfillment, and electronic commerce applications that are Internet enhanced, integrated for medical professional use, and hotel management/guest use, both software suites functioning through networks of wireless PDA Internet appliances. The company's applications have been designed to meet the needs of the inpatient and outpatient medical environments, and the hotel management and guest (consumer), and are not just commercially viable but also regulatory standard compliant. Additionally, our software applications were conceived and implemented to offer the management level user, either the medical professional or hotel manager, the ability to manage prospective and retrospective commerce. The company has filed two broad based patent applications and intends to file derivative patent applications covering the processes, use and functionality of its technologies and products.

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


/11/


     The Wi-Fi hotel/motel and apartment software makes use of much of the foundation technologies resident in the medical product, however, given the differences in the two markets that the products service, the hotel/motel product is much more cooperative oriented, offering more consumer transactional services with the compliment of advertising.

     Our medical technologies, the focus of one of the broad based patent applications now in the patent prosecution stage, are grounded in the central need to furnish the doctor with crucial point-of-care patient information rapidly and reliably via a PDA. The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability. Totally compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), this PDA technology is among the first to offer complicated and real-time point of care applications, previously legacy (mainframe or PC network) system applications, on a totally portable (PDA) appliance.

     Our technologies and products for the hotel/motel marketplace are designed to furnish hotel and motel guests with a menu of food service, office services and other remote service (dry cleaning for instance) choices that can be electronically ordered through the company's PDA-based information appliance for
delivery directly to the hotel/motel guest.   Employing the
latest in commercial Wi-Fi technology, the company wraps the time and volume tested commercial technologies into the company's patent pending PDA communication networking technologies, allowing the company to be the first to offer complex and real-time point of sale applications through a totally wireless (PDA) appliance.

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

     In May 2003 the company entered into an agreement with PCHertz.com, Inc. of Fargo, ND for the distribution of and servicing of their products and services for the hotel/motel industry. The agreement with PCHertz.com, Inc. has resulted in a series of orders for the company's hotel/motel products and services from five hotel groups, owners of hotels and motels in the states of California, Arizona, Illinois, Iowa, South Dakota, North Dakota, Minnesota, Virginia, and Georgia. Initial placement of product, now in the process of early implementation under these agreements, will total at least 1450 of the company's ResidenceWare units.

     On September 23, 2003 we signed a Preliminary Agreement to Merge with MDU Services Inc. ("MDUS"), a Texas-based provider of private digital utility services to multiple tenant residential and business building sites, hotels/motels and universities. The Preliminary Agreement to merge specifies how CareDecision and MDUS desire to execute a "triangle" merger agreement whereby CareDecision shall acquire MDUS and then merge MDUS into a subsidiary corporation, MDU Media Corporation (the "Merger Sub"). As of the date of this filing we are working on a definitive agreement.


/12/


Results of Operations

     The following is an itemization of our results of operations for the nine-month period ended September 30, 2003 in comparison to our results of operations for the period ended September 30, 2002.

REVENUES. Total revenues for the nine-month period ended September 30, 2003 were $24,698 as compared to total revenues of $1,555 for the nine-month period ended September 30, 2002. As a development stage company we have yet to generate significant revenues and we cannot guarantee with certainty when we will begin to generate significant revenues. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the nine-month period ended September 30, 2003 were $119,545 compared to $751,323 for the nine-month period ended September 30, 2002. General and Administrative expenses decreased by approximately 84% from the comparable period as the Company consolidated operations after its merger in 2002. The company, in anticipation of its merger made purchases of equipment and other office related supplies in conjunction with the start of initial business operations in the nine-month period ended September 30, 2002.

PAYROLL. Payroll expense consists primarily of management and employee salaries. Total payroll expense for the nine-month period ended September 30, 2003 was $171,209. The Company incurred no payroll expense for the nine-month period ended September 30, 2002.

PROFESSIONAL FEES. Professional fees include fees paid to our accountants and attorneys. Our professional fees were $54,693 for the nine-month period ended September 30, 2003. The Company incurred no professional fees for the nine-month period ended September 30, 2002.

CONSULTING. Consulting expense includes fees paid to consultants in relation to the preparation of required SEC filings, and to individuals engaged to assist management in the furtherance of our business plan. Consulting expenses for the nine-month period ended September 30, 2003 were $508,750 compared to $276,056 for the nine-month period ended September 30, 2002. Consulting expense increased by approximately 84% from the comparable period as the Company has engaged the services of additional consultants to assist in the furtherance of our business model.

SOFTWARE DEVELOPMENT. Software Development expense was minimal as our software systems; communication tools and suite of software applications are complete. Software Development expense for the nine-month period ended September 30, 2003 was $3,950. The Company incurred no software development expense for the nine-month period ended September 30, 2002.

DEPRECIATION. Depreciation was $246,274 for the nine-month period ended September 30, 2003 compared to $80,383 for the nine-month period ended September 30, 2002. This represents depreciation on the assets of the Company. Depreciation expense has increased significantly from the comparable period due to the assets purchased in the nine-month period ended September 30, 2002, which are now on depreciation schedules.

TOTAL OPERATING EXPENSES. Total operating expenses for the nine-month period ended September 30, 2003 were $1,104,421 compared to $1,107,762 for the nine-month period ended September 30, 2002. Total operating expenses were almost unchanged from the previous period due mainly to an increase in consulting expense and depreciation offset by a decrease in general and administrative expenses. Our most significant operating expenses are consulting and depreciation expenses.


/13/


LOSS ON DEBT SETTLEMENT. In the nine-month period ended September 30, 2003 the Company retired past debts valued at $62,094 as compared to retired past debts of $68,363 for the nine-month period ended September 30, 2002. We will continue to retire our outstanding debt as revenue allows.

INTEREST INCOME. Interest income was $561 for the nine-month period ended September 30, 2003 compared to $2,852 for the nine-month period ended September 30, 2002.

INTEREST EXPENSE. Interest expense was $35,558 for the nine-month period ended September 30, 2003 compared to $22,650 for the nine-month period ended September 30, 2002. Interest expense increased by approximately 57% as a result of the receipt of loans totaling $130,606 in the nine-month period ended September 30, 2003 that bear an interest rate of 9%.

LOSS FROM OPERATIONS/NET LOSS. Our loss from operations was
$1,176,814 for the nine-month period ended March 31, 2003 compared to $1,194,368 for the nine-month period ended September
30, 2002. It should be expected that we will continue to incur losses from operations until such time as revenues can be generated to cover such costs.

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

Liquidity and Capital Resources

     Management believes our cash on hand of $44,347 will not be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given we have negative working capital of $552,260. Thus we will from time to time need to raise additional funds through capital markets. Our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

     To date, we have financed our cash flow requirements through an issuance of common stock and through the issuance of notes. During the nine months ended September 30, 2003, we received loans totaling $130,606 from a Company shareholder and director.

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


/14/


                   PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

     In January 2003 M&E Equities, LLC ("M&E") and Blimie Mendlowitz (the "plaintiffs") filed a complaint against CareDecision Corporation, Medicius, Inc., Keith Berman, and William Lyons (the "defendants") for failure to repay note principal and interest and failure to deliver common stock warrants pursuant to the terms of a Senior Convertible Note Subscription Agreement and a Senior Convertible Promissory Note Agreement issued to the plaintiffs.

     Specifics regarding the case are as follows:

       Case Name:    M&E Equities, LLC, and Blimie Mendlowitz,
                     against CareDecision Corporation, Medicius,
                     Inc., Keith Berman, and William Lyons.

       Court:        Supreme Court of The State of New York
                     County of New York.

       Case Number:  600092-03

     In June 2003 all parties executed a Settlement Agreement. The Company believes that the terms of the settlement have been fully satisfied, and has been notified by Plaintiffs that the litigation has ended, but as of November 10, 2003 had not received a court executed dismissal.


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

  31        Rule 13a-14(a)/15d-14(a) Certification

  32        Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)


/15/


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended September 30, 2003 the Company filed a report on Form 8-K with the Securities and Exchange Commission on July 11, 2003. The Company announced, under Item 5. Other Events, an eight percent (8%) dividend payable in common stock. The shares, which are restricted securities, were distributed on or before October 15, 2003, to shareholders of record as of July 21, 2003. In the computation of the eight percent (8%) restricted common stock dividend, any fractional remainder was rounded up to the nearest whole share. The Company requested that each shareholder turn in their certificate(s) in exchange for a new certificate(s) on or prior to September 30, 2003 to receive the dividend, although this was not mandatory to receive the dividend. Further, on July 1, 2003, the Company changed its address. The Company's new address is 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The Company's new phone number is (805) 446-1973 and new fax number is (805) 446-1983. No financial statements were included in this report.



         [balance of this page intentionally left blank]


/16/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CareDecision Corporation
-----------------------------------------------------------------
                          (Registrant)




Date: November 12, 2003
      -----------------



By: /s/ Robert Cox
    --------------
    Robert Cox
    President and CEO





Date: November 12, 2003
      -----------------



By: /s/ Keith Berman
    ----------------
    Keith Berman
    Secretary and Treasurer/CFO


/17/