Form 10KSB
period 2003-12-31
CAREDECISION CORP
filed 2004-03-31
CIK 1144225

United States

Securities and Exchange Commission

Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Transition Period from_________to__________

Commission File Number 0-33187

CareDecision Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2660 Townsgate Road, Suite 300, Westlake Village, CA	91361
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: (805) 446-1973

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 200,000,000 shares authorized, 136,249,921 issued and outstanding as of February 9, 2004.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $8,417,144 as of March 30, 2004.  (1)  For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates.  Certain of such persons may disclaim that they are affiliates of the Company.

Some of the statements contained in this Form 10-KSB are not historical facts rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involve risks and uncertainties.  Caution should be exercised in regards to these forward-looking statements.  Such statements contained herein reflect our current beliefs with respect to future events.  These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results.  Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factor section of this document and in Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

ATR Search Corporation, a Nevada corporation incorporated on March 2, 2001, was a developmental stage company engaging in the placement of information technology (“IT”) professionals with technology sector companies on a temporary and/or permanent basis.

Medicius, Inc., a Nevada corporation incorporated on July 6, 2000, was a developmental stage company with a principal business objective to provide Internet-enhanced information technology for physicians at the point of clinical decision.  The software systems, communication tools and suite of software applications employed by Medicius, Inc. permits the office practice physician to request critical patient medical and/or medication information via the Internet on a Microsoft Windows CE-based Personal Digital Assistant (“PDA”) at, or prior to the point-of-care.

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

On June 17, 2002 a shareholder vote approved the merger of Medicius, Inc. into ATR Search Corporation whereby ATR Search Corporation adopted the business model of Medicius, Inc. and on August 2, 2002 Amended Articles of Incorporation were filed with the Secretary of State of Nevada changing the name of the company to CareDecision Corporation (“CareDecision” or the “Company”).

#

Our Amended Articles of Incorporation (see exhibit 3c) authorize us to issue up to 200,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share.  As of February 9, 2004 we had 136,249,921 shares of our Common Stock outstanding.  It may be necessary to raise additional funds and/or reduce cash expenditures in the next 12 months.  Funds could be generated through the issuance of additional stock.  Cash expenditures could be reduced through the lay-off of personnel and or a reduction in employee salaries or benefits.

Industry Background

Information Technology

Technological improvements over the past few years have caused ever increasing growth in high tech and in information technology in particular.  Established companies have responded to this increased growth by redirecting their resources to develop products to meet the demands of the information age.  Additionally, relatively new companies have built their businesses around, and continue to focus on, providing new and improved means of doing business.  Although, a number of technologies, even those employing the Internet as a backbone, have failed to achieve the expected information transformation, in almost all instances, the communication of electronic data has achieved universal support.

E-Business Technology for the Lodging Industry

In the early 1980s hotels and motels emerged as a premier market for the transmission of news, entertainment and information to their transient guests.  The adoption of multi-channel cable television lead a revolution of technology adoption and has transformed the lodging industry, once known more for brand name appeal and competitive market pricing into a highly competitive and market driven industry for technology adaptation.  The transition has resulted in several generations of change over the past twenty years that has transformed the average hotel room from a place to sleep with a few entertainment and news outlet alternatives, to an industry where hotel rooms now serve as surrogate business offices, entertainment facilities with links to communication satellites, and wireless and wired communications centers.

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

#

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

Additionally, healthcare mainly relies on paper communication processes.  We estimate that current healthcare administration costs exceed $300 billion annually.  It is management’s belief that online process automation and transaction processing solutions can eliminate over 50% of those costs, which are directly attributable to the time and expense associated with manual processing for routine processes and transactions.

The Satellite Media Marketplace

The cable television industry is reaching maturity.  With few exceptions most of the country is wired and although regulation does somewhat limit the competition between cable television providers, most Americans can have affordable cable entertainment, news and communications piped directly into their homes.  The related satellite re-broadcast industry, which at some levels competes with cable television, has followed a slower path to maturity.  Satellite re-broadcasting has been available since the early 1960s but for its first twenty five years the industry seemed content to provide closed circuit “pay per view” entertainment and sports events primarily to large audiences.

What we now know as the satellite media industry began as a novelty in the 1980s as several pioneer companies and services packaged the traditional broadcast network satellite broadcast signals and then resold the package to subscribers who could afford to install 30’ satellite signal capture dishes.  With the advent of smaller satellite signal capture dishes and better packaging; the novelty of the 1980s has now turned into a large growth industry.  Satellite media services compete to offer standard broadcast services, but they also compete to offer special packaged services of entertainment and especially sporting events.

Principal Products and Services

Our principal products are: an E-Health handheld information appliance (PDA) software application package, and a permanently affixed handheld information appliance and Wi-Fi (wireless) network designed for the hotel, motel and apartment marketplace and a handheld wireless information appliance for the satellite media market.  We have applied for and received provisional approval for a family of trademarks making use of the mark MD@. The provisional approval applies to the first six individual marks applied for by us.  In addition, we are in the process of applying for marks associated with our ResidenceWare hotel/motel products and technologies and our wireless SateLink products and technologies for the satellite media market.

We presently have a comprehensive suite of medical information technology, cooperative advertising, instant messaging and fulfillment, and electronic commerce applications that are Internet enhanced, integrated for medical professional use, and hotel management/guest use, both software suites functioning through networks of wireless PDA Internet appliances.  Our applications have been designed to meet the needs of the inpatient and outpatient medical environments, and the hotel management and guest (consumer), and are not just commercially viable but also regulatory standard compliant. Our satellite media applications leverage information obtained from a communications satellite.  Additionally, our software applications were conceived and implemented to offer the management level user, either the medical professional or hotel manager, the ability to manage prospective and retrospective commerce.

We have filed two broad based patent applications and intend to file derivative patent applications covering the processes, use and functionality of our technologies and products.  Our satellite media product is designed for use by installation and customer support technicians and offers instant and secure communication between the individual subscriber and the satellite broadcast service.

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

Our medical technologies, the focus of one of the broad based patent applications now in the patent prosecution stage, are grounded in the central need to furnish the doctor with crucial point-of-care patient information rapidly and reliably via a PDA.  The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability.  Totally compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), this PDA technology is among the first to offer complicated and real-time point of care applications, previously legacy (mainframe or PC network) system applications, on a totally portable (PDA) appliance.

The Wi-Fi hotel/motel and apartment software makes use of much of the foundation technologies resident in the medical product, however, given the differences in the two markets that the products service, the hotel/motel product is much more cooperative oriented, offering more consumer transactional services with the compliment of advertising.

Our technologies and products for the hotel/motel marketplace are designed to furnish hotel and motel guests with a menu of food service, office services and other remote service (dry cleaning for instance) choices that can be electronically ordered through our PDA-based information appliance for delivery directly to the hotel/motel guest.  Employing the latest in commercial Wi-Fi technology, we wrapped the time and volume tested commercial technologies into our patent pending PDA communication networking technologies, allowing us to be the first to offer complex and real-time point of sale applications through a totally wireless (PDA) appliance.

The satellite broadcast industry product also makes use of much of the foundation technologies resident in the medical product, however, given the differences in the two markets that the products service, the satellite broadcast product is much more security and customer service oriented, offering the satellite broadcast company the ability to better configure their services for the subscriber.  This product also allows the office bound sales agent to be able to concentrate on the sale of additional services to subscribers.

Our technologies and products for the satellite broadcast marketplace are designed to allow the on-site technician the ability to configure a subscriber system in seconds while also allowing the satellite broadcast company to control the on-site technician, a person who is typically not employed by the satellite broadcast concern, thereby cutting down on fraud and waste inherent to their business models.  Our product employs their proprietary technologies coupled with the latest off-the-shelf wireless communication devices into their patent pending PDA communication networking technologies, allowing us to be the first to offer complex and real-time point of sale applications through a wireless (PDA) appliance that communicates with a satellite.

Our PDA software operates on any Microsoft Windows CE “Pocket PC” based handheld device, either in a wireless or “wired” mode.  The local host for our PDA devices is a Windows (9X, NT or later) based PC, which, in turn, permits one to eight of the aforementioned PDAs to be linked to either a medical network or hotel/motel wide area network, or help-desk network, and allows each PDA to become a uniquely identified mobile node on that network, independent of PC linkage, thereby, assisting the professional, whether he be a doctor, hotel owner, hotel guest or satellite broadcast technician.

Our PDA software provides rules based software capabilities and the ability to receive order fulfillment information for over 5,000 users simultaneously, which represents approximately 3 years of user encounters in a typical network setting, and allows the user to access financial and technical data and/or rules, coverages and policies.

In May 2003 we entered into an agreement with PCHertz.com, Inc. of Fargo, ND for the distribution of and servicing of our products and services for the hotel/motel industry.  The agreement with PCHertz.com, Inc. has resulted in a series of orders for our hotel/motel products and services from five hotel groups, owners of hotels and motels in the states of California, Arizona, Illinois, Iowa, South Dakota, North Dakota, Minnesota, Virginia, and Georgia.  Initial placement of product, now in the process of early implementation under these agreements, will total at least 1450 of our ResidenceWare units.  In December 2003 and February 2004 we received additional orders for our ResidenceWare units from two additional groups of hotels, with additional orders from South Dakota, Minnesota and on the east coast in New Jersey, New York state and New York City.  Additional placement of product, which will follow our earlier implementations, will total at least another 650 of our ResidenceWare units.

Our business plan for our ResidenceWare hotel/motel products and services calls for us to receive revenue from three separate sources: (1) sale and installation of the ResidenceWare units and the building of the ResidenceWare e-business networks; (2) sale of advertising space to local and national merchants, where this advertising will be displayed on all ResidenceWare units at one or more participating hotels; and, (3) transaction fees received every time a hotel guest makes use of a ResidenceWare unit to transact e-business.

On September 23, 2003 we signed a Preliminary Agreement to Merge with MDU Services Inc. (“MDUS”), a Texas-based provider of private digital utility services to multiple tenant residential and business building sites, hotels/motels and universities.  The Preliminary Agreement to merge specifies how CareDecision and MDUS desire to execute a "triangle" merger agreement whereby CareDecision shall acquire MDUS and then merge MDUS into a subsidiary corporation, MDU Media Corporation (the "Merger Sub").  As of the date of this filing we have executed an extension to our initial agreement and are working toward a definitive agreement and plan of merger.

In September 2003 we began discussions with a company that has varied interests, but primarily in the news, media and broadcast industries (“target company”).  These discussions originally involved the target company’s use of our SateLink product and technologies for its satellite re-broadcast properties. Our SateLink product is designed to be used by the installation and service organizations and provides wireless satellite dish and subscriber service management. We expanded our discussions with the target company in December 2003.  The discussions are on going but are awaiting certain regulatory approvals.

In October 2003 we signed a marketing and development agreement with PracticeXpert, Inc. (“PXPT”) whereby PXPT will employ CareDecision to merge our MD@Hand products with the PXPT suite of products.  The agreement also called for PXPT to market our MD@Hand products as integrated products to existing and potential clients of PXPT in the U.S.

Possibly as a result of our agreement with PXPT, in December 2003 several persons and entities interested in acquiring or exclusively licensing portions of our medical software contacted us.  Acceptance of several of the proposals discussed would require us to provide substantial investment in the transfer of our technologies or put constraints on us that would limit our ability to market our similar technology for the lodging and satellite broadcast markets.  We are still studying several proposals, have subsequently received additional and revised proposals, and have accepted one proposal from a Denver, CO based medical IT company.

New Product Offerings

The company, working with one of the two major satellite media re-broadcast companies has developed its SateLink PDA based communication and e-business products.  The company is just leaving the development phase but still maintains development personnel to adapt its technologies into new products and applications.

Distribution, Marketing and Customer Relations

Management intends to implement an aggressive but targeted marketing campaign to educate healthcare providers about our medical technology solutions, hotel/motel owners about our technologies and products for the hotel/motel marketplace and our technologies and products for the satellite broadcast marketplace by demonstrating the benefits obtained through their use.  The industry focused marketing campaigns are intended to leverage our efforts by qualifying customers’ needs and interests.

The CareDecision medical marketing strategy will ultimately target the physician providers through the provision of technology and services that specifically respond to their needs and requirements.  The physician will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs.  CareDecision has created PDA-centric products and a suite of Internet enhanced software applications that include those features that specifically respond to the requirements of the practicing physician.  We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel the desired transition from paper processes.

Healthcare is an interdependent web of payors and providers.  CareDecision’s success is reliant on targeting multiple segments within the industry.  As has been previously stated, although the physician will determine a product’s utilization, it is the other components of the system that will bear the cost of the product’s introduction and ongoing employment.  Insurers and industry service providers must participate in the electronic network, both logistically and financially to complete the link that will provide utility and value to all participants.  It is incumbent on us to therefore extend our marketing strategy to facilitate this reality.

Implicit to our medical marketing strategy is the contracting of multiple payors, pharmacy benefit management entities, medical case management entities and clinical labs within a targeted region that provides for system integration to the product and payment for transactions communicated to or from the participating physicians.  Once the network has been established the product will be distributed to those physicians included within the contracted payors Provider Network.  We will rely on those contracted payors to support and assist in the distribution of the product to the said physicians.

The CareDecision hotel/motel marketing strategy will ultimately target hotel/motel owners through the provision of technology and services that specifically respond to their needs and requirements.  The hotel/motel owners will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs.  CareDecision has designed products to furnish hotel and motel guests with a menu of food service, office services and other remote services that include those features that specifically respond to the requirements of the hotel/motel owner.  We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel its implementation throughout the industry.

The CareDecision satellite marketing strategy will ultimately target the satellite broadcast providers through the provision of technology and services that specifically respond to their needs and requirements.  Each satellite provider will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs.  CareDecision has designed its satellite products to allow the on-site technician the ability to configure a subscriber system in seconds while also allowing the satellite broadcast company to control the on-site technician features that specifically respond to their needs.  We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel its implementation throughout the industry.

We will concentrate each of our marketing efforts in specific target geographic locations that will permit the completion of our density strategy crucial to sustained penetration and long-term success.  The creation of such networks will be conducted in multiple geographic locations simultaneously.  Upon their completion the process employed will be introduced and replicated in other locations targeted for access.

Competition

We believe that the products we market to hotels and motels are unique.  The overwhelming percentage of software for PDAs designed to work in conjunction with wireless computer networks tend to be specialized versions of existing applications that allow secure wireless connectivity.  We believe our ResidenceWare applications are perhaps the first wireless applications that provide both the specific utility of focused e-business connectivity, while at the same time offering traditional wireless connectivity for most existing Internet appliances.

Historically hotels and motels have adopted specific technology that enhances the utility of either the in-room telephone(s) or the in-room cable linked television.  Thus, most of the innovations in hotels and motels have leveraged devices where innovation is waning.  The electronics in telephones and telephone systems are limited and, and the television’s design tends to limit its utility to one-way communication directed at the person watching.  Even add-on devices such as satellite boxes for televisions and streaming LCDs for telephones add only limited functionality.  The person operating the telephone or television must do something away from that device should something of interest catch their eye.  Thus local merchants who may opt to advertise their products and services via closed circuit television or a streaming LCD on a telephone hope that the person watching will remember their message and visit their establishment or call for service.

Our products for hotels and motels are two-way devices.  Local merchants who opt to advertise via our wireless networks through the use of our wireless ResidenceWare devices are assured that if the person viewing the advertisements sees something of interest, commerce can immediately be initiated at the device.  We believe that our ResidenceWare product has no current direct competition.

The medical industry is highly competitive in the attraction and retention of physician customers, insurers and other medical providers.  The number of competing companies and the size of such companies vary in different geographic areas.  Generally, CareDecision is in competition with other PDA technology companies that offer medically related software suites, with the most effective competition coming from companies that possess greater capital resources, have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than do we.

There are a number of small and large companies that have announced their intentions to provide some type of Internet interconnectivity for physicians to the healthcare systems:

a.

Large publicly traded companies: WebMD, formerly known as Healtheon (HLTH), the former MedicaLogic/Medscape (merged into HLTH) and to a slightly lesser degree Cerner/Citation (CERN), IDX Corporation (IDXC) and venerable Shared Medical (acquired by Seimens) are very broadly involved in healthcare Internet based services including consumer services, E-commerce and connectivity.  Of these companies only Cerner is working on a PDA based interface for physicians, although Healtheon has identified the PDA as a critical component for a network and has evaluated several designs and methods that would provide physicians with hand-held computers.

a.

PDA-based companies: PatientKeeper Corp. (formerly Virtmed), ePhysician, which last year was acquired in asset sale by Ramp Corp. (RCO) downsized and assets sold) and iScribe (recently reorganized and then into AdvacePCS have announced products that reside on 3-Com’s Palm PC.  PocketScripts is another market entrant that specializes in the electronic prescriptions.  Zixcorp (ZIXI) recently acquired them.

The PatientKeeper product allows physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of a 1st generation feature on a 3rd generation technology). ePhysician’s (Ramp Corp.) product offering allows prescription ordering from a PDA.  On the surface, the former several of these companies provide systems that offer a few of the features of CareDecision’s system.  However their approach involves a greater capital cost and is plagued with platform data management disadvantages compared to CareDecision’s product line.  Most of these companies, PatientKeeper being the exception, have histories of financial troubles but nonetheless have garnered impressive valuations.

All of the PDA technology based companies have a similar broad goal to deliver PDA based data management to physicians.  One company, AllScripts (MDRX) appears to be positioned to advance to a market leadership position.  However, this position is defined by a product distribution of less than 2500 physicians’ office sites (1% of the total market) and does not possess a major factor in any medical trade area.

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

#

Based on management’s industry experience, CareDecision believes it can build a strong reputation for the quality of our products and services as well as our client-oriented approach.  We believe that our experienced employees, broad range of products and services, local and broad market expertise, and operating infrastructure enable us to compete effectively in each of our business disciplines.

Government Regulation

Federal, state, local and foreign governmental organizations may propose or institute laws or regulations concerning various aspects of the medical industry, including electronic claims processing, electronic prescriptions and privacy matters.  CareDecision is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to the medical industry.  However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products.

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

Employees

CareDecision currently has 5 part time and 9 full staff employees.  The full time employees are situated as follows: 6 are located in the California office, one is in North Dakota, one is in the New York office and one is based in Florida.  Management foresees the immediate hiring of additional employees over the next twelve months, as we generate sufficient revenues, in management’s opinion, to support hiring additional staff.  No employees are covered by labor agreements or contracts and management believes our relations with our employees are good.

#

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from the results discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

Our limited operating history could delay our growth and minimize your investment.

We are considered a development stage company incorporated on March 2, 2001 and thus have a limited operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth.  To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a negative impact the value of our Company’s common shares and could result in the loss of your entire investment.

Our profitability and your investment will be directly affected by our competition.

Many of CareDecision’s potential competitors have longer operating histories, larger clientele bases, better service recognition and significantly greater financial, marketing and other resources than do we.  Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.  There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us could harm our operating results, our business prospects, and financial condition.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability to continue as a going concern, which may diminish your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management.  CareDecision is, and will be, heavily dependent on the skill, acumen and services of Mr. Robert Cox (President and Director) and Mr. Keith Berman (Secretary, Treasurer and Director).  Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees.  The loss of the services of our executives could have a material adverse effect on our business, prospects, financial condition and results of operations.  We have not entered into a long-term employment agreements with our key personnel and currently have no “Key Employee” life insurance policies.  Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel.  Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personnel, our expectations of increasing our clientele could be hindered, and the profitability of our Company reduced.

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

Possible Future Issuances of Common Stock Will Have a Dilutive Affect on Existing Shareholders

The Company is authorized to issue up to 200,000,000 Shares of common stock.  As of February 9, 2004, there are 136,249,921 shares of common stock issued and outstanding.  Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval.  These additional issuances of common stock will increase outstanding shares and further dilute stockholders’ interests.  Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.

[balance of this page intentionally left blank]

#

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company’s headquarters and facilities are located at 2 Penn Plaza, 15th Floor, Suite 1500-53, New York, New York 10121.  The CEO of CareDecision, Robert Cox, at no cost to the corporation, is currently providing for these facilities.  Additionally, CareDecision has assumed the lease on the space occupied by Medicius, approximately 2300 sq. feet, located at 2660 Townsgate Road, Suite 300, Westlake Village, CA.  As of April 1, 2004 there are 5 months remaining on this lease at $3,750.00 per month.  We do not have any proposed programs for the renovation, improvement or development of our office space, nor do we plan to relocate our offices in the foreseeable future.  If additional facilities are needed, management believes that suitable expansion space is available to meet our future needs at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

During the year 2002 the company was named in one lawsuit, M&E Equities LLC vs. Medicius, Inc., Keith Berman, William Lyons and CareDecision Corp.  The suit was settled by the parties during the pleading stage in September 2003.  We are not currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

[balance of this page intentionally left blank]

#

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A.

Market Information

Our common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “CDED.”

Our common stock began formal trading on the OTCBB February 8, 2002.  The following table sets forth the high and low price for our common stock on the OTCBB.

	HIGH	LOW
2003
Fourth Quarter	.06	.03
Third Quarter	.08	.04
Second Quarter	.06	.02
First Quarter	.07	.03
2002
Fourth Quarter	.11	.03
Third Quarter	.12	.03
Second Quarter	.13	.03
First Quarter (For the period Feb 8, 2002 to Mar 31, 2002)	.30	.06

Our OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

B.

Holders

As of February 9, 2004 there were approximately 120 stockholders of record of our Common Stock.

C.

Dividends

The Company has not paid cash dividends, however, on July 21, 2003 the Company paid an 8% common stock dividend to its shareholders amounting to a total of 6,469161 shares.  The Company’s Board of Directors may, from time to time, consider paying additional stock dividends.  We do not foresee the payment of cash dividends for the foreseeable future.

[balance of this page intentionally left blank]

#

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company.  There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission.  The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

CareDecision Corporation (“CareDecision”), a Nevada corporation incorporated on March 2, 2001, is a developmental stage company with a principal business objective to provide enhanced information technology (IT) for physicians, hotel and motel owners and for the satellite broadcast industry.

Our principal products are: an E-Health handheld information appliance (PDA) software application package, and a permanently affixed handheld information appliance and Wi-Fi (wireless) network designed for the hotel, motel and apartment marketplace and a handheld wireless information appliance for the satellite media market.  We have applied for and received provisional approval for a family of trademarks making use of the mark MD@. The provisional approval applies to the first six individual marks applied for by us.  In addition, we are in the process of applying for marks associated with our ResidenceWare hotel/motel products and technologies and our wireless SateLink products and technologies for the satellite media market.

We presently have a comprehensive suite of medical information technology, cooperative advertising, instant messaging and fulfillment, and electronic commerce applications that are Internet enhanced, integrated for medical professional use, and hotel management/guest use, both software suites functioning through networks of wireless PDA Internet appliances.  Our applications have been designed to meet the needs of the inpatient and outpatient medical environments, and the hotel management and guest (consumer), and are not just commercially viable but also regulatory standard compliant. Our satellite media applications leverage information obtained from a communications satellite.  Additionally, our software applications were conceived and implemented to offer the management level user, either the medical professional or hotel manager, the ability to manage prospective and retrospective commerce.

We have filed two broad based patent applications and intend to file derivative patent applications covering the processes, use and functionality of our technologies and products.  Our satellite media product is designed for use by installation and customer support technicians and offers instant and secure communication between the individual subscriber and the satellite broadcast service.

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

Our medical technologies, the focus of one of the broad based patent applications now in the patent prosecution stage, are grounded in the central need to furnish the doctor with crucial point-of-care patient information rapidly and reliably via a PDA.  The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability.  Totally compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), this PDA technology is among the first to offer complicated and real-time point of care applications, previously legacy (mainframe or PC network) system applications, on a totally portable (PDA) appliance.

The elements of our business strategy include: expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to CareDecision’s proposed operations.

Results of Operation

Revenues.  In fiscal 2003, we generated $75,813 in revenue compared to $2,000 revenue generated in 2002.  As a development stage company, our efforts have been focused mainly on the development of our software products.  We believe that our initial revenues during our development stage will be primarily dependent upon our ability to cost effectively and efficiently develop our software systems, communication tools and suite of software applications.  Our priorities for the next 12 months of operations are to continue to develop and market our products, to establish our business through the use of the Internet and though client referrals.  Realization of increasing revenues for our software products during the next fiscal year is vital to our plan of operations.  There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

General and administrative expenses.  General and administrative expenses were $148,192 in fiscal 2003 compared with $77,712 in fiscal 2002.  General and Administrative expenses have increased as we prepare to introduce our software products.

Payroll expense.  Payroll expense consists primarily of management and employee salaries.  In fiscal 2003 payroll expense was $213,012 compared with $186,819 in fiscal 2002.  A management team has been put in place to oversee the launch of our software systems, communication tools and suite of software applications.  Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives.

Professional fees.  Professional fees include fees paid to our accountants and attorneys.  Our professional fees were $62,422 in fiscal 2003 compared with $171,852 in fiscal 2002.  Our 2002 professional fees were primarily due the merger that occurred between our Company and Medicius, Inc.

Stock-based compensation.  Our stock-based compensation was $1,433,797 in fiscal 2003 compared with $1,319,482 in fiscal 2002.  In an effort to conserve our cash resources during fiscal 2002 and fiscal 2003, we retained the services of six consultants who agreed to provide their professional services for stock and stock options in lieu of cash.  We typically retain these consultants for a period of either 90 days or 180 days duration.

Software development.  Software development costs were $60,971 in fiscal 2003 compared with $129,000 in fiscal 2002.  This represents the costs associated with the further development of the software obtained through our merger with Medicius, Inc.

Impairment loss on operating assets.  Impairment loss on operating assets was $0 in fiscal 2003 compared with $1,000,770 in fiscal 2002.  On December 31, 2003, the Company determined that it should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets.  In addition the Company has determined that it might sell or hypothicate certain of these assets.  Accordingly, the write down resulted in the realization of a $1,000,770 impairment loss on operating assets recorded on the Restated Statement of Operations for the year ended December 31, 2002.

Depreciation.  Depreciation was $132,587 in fiscal 2003 compared with $41,310 in fiscal 2002.  This represents depreciation on the assets of the Company.

Total expenses.  We incurred total expenses for the year ended 2003 of $2,050,981 compared with $2,926,945 in fiscal 2002.  Expenditures in 2003 were primarily due to costs incurred for stock-based compensation, payroll expense and general and administrative expenses.

Net operating loss.  The net operating loss incurred during fiscal 2003 was $1,975,168 compared with $2,924,945 in fiscal 2002.  Net operating loss is the result of revenue minus total expenses.  We have reduced out net operating loss by approximately one half from 2002 to 2003 by increasing our revenues while reducing total expenses.

Loss on settlement.  We incurred a loss on settlement for the year ended 2003 of $77,094 compared with $25,925 in fiscal 2002.  This expense relates to the settlement outlined in Part I Item 3. Legal Proceedings.

Interest income.  We received interest income for the year ended 2003 of $561 compared with $2,230 in fiscal 2002.  This is the income the Company earns on its cash and equivalents.

Interest expenses.  We incurred interest expense for the year ended 2003 of $117,107 compared with $88,802 in fiscal 2002.  Expenditures in 2003 were primarily due to interest costs accrued to the Note from M&E Equities, LLC.  The Company restructured the M&E Note on March 4, 2004, which will have the effect of lowering accrued interest expense for the current fiscal year.

Net Loss.  We incurred a total net loss of $2,168,808 in fiscal 2003 compared with a total net loss of $3,037,442 in fiscal 2002.  We anticipated incurring these losses during our initial commencement of operations until such time as we will realize increased revenues from our software systems, communication tools and suite of software applications in the fiscal year 2004.

#

Financial Condition and Liquidity

Since inception, we have funded operations primarily through notes issued and the net cash proceeds from private offerings of our common stock.  At December 31, 2003, we had cash and cash equivalents of $29,273 and total stockholders’ equity of $77,886; however, we had negative working capital of $578,002.  The Company has only recently left the development stage and as such it would be expected that its funding requirements would grow as it hires additional staff.  The Company expects that it will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations.  The Company’s products require us to advance cash for our network installations prior to the receipt of any cash flow from the network installations.  Thus, there is a probability that cash generated from operations in future periods will lag expenses and should there be insufficient resources to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities.  The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

Net cash used by operating activities during fiscal 2003 was $466,276, which was primarily due to the net loss of $2,168,808 offset by shares issued for stock-based compensation of $1,433,797.  This compares to net cash used by operating activities during fiscal 2002 of $624,761, which was primarily due to a net loss of $3,037,442 offset by shares issued for stock-based compensation of $1,319,482 and an impairment loss on operating assets of $1,000,770.

Net cash provided by investing activities during fiscal 2003 and 2002 was $0.  As cash flow allows the Company may enter into investing activities on a case-by-case basis should management believe it prudent to do so.

Net cash provided by financing activities in fiscal 2003 was $384,448 comprised of $96,968 in proceeds from notes payable to shareholders, $2,180 from proceeds relating to a revolving line of credit, $50,000 in proceeds from long-term debts and $235,300 received from the issuance of common stock.  This compares to net cash provided by financing activities during fiscal 2002 of $735,862 comprised of $475,000 in proceeds from long-term debts and $260,862 received from the issuance of common stock.

[balance of this page intentionally left blank]

#

ITEM 7.  FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITOR’S REPORT	F-1

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F-4 to F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-20

#

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540(fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors

CareDecision, Inc. (formerly ATR Search Corporation)

New York, New York

We have audited the Balance Sheets of CareDecision, Inc. (formerly ATR Search Corporation) (the “Company”) (A Development Stage Company), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years then ended and for the period June 21, 2001 (Date of Inception) to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareDecision, Inc. (formerly ATR Search Corporation) (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period June 21, 2001 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

/s/ Beckstead and Watts, LLP

March 29, 2004

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2003	2002
		(RESTATED)
Assets

Current assets:
Cash and equivalents	$29,273	$111,101
Prepaid interest	-	67,680
Loan to shareholder	-	9,576
Notes receivable	50,000	5,376
Total current assets	79,273	193,733

Fixed assets, net	670,288	621,625

	$749,561	$815,358

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to officers – short term portion	$82,568	$-
Note payable	572,527	-
Revolving line of credit	2,180	-
Total current liabilities	657,275	-

Notes payable to officers – long term portion	14,400	-
Long-term debts	-	496,105

	671,675	496,105

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized,
120,244,921 and 75,364,137 shares issued and outstanding
as of 12/31/03 and 12/31/02, respectively	120,245	75,364
Additional paid-in capital	5,513,055	3,630,495
(Deficit) accumulated during development stage	(5,555,414)	(3,386,606)
	77,886	319,253

	$749,561	$815,358

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

			June 21, 2001
	For the year ended		(inception) to
	December 31,		December 31,
	2003	2002	2003
		(RESTATED)	(RESTATED)

Revenue	$ 75,813	$ 2,000	$ 77,813

Expenses:
General & administrative expenses	148,192	77,712	246,069
Payroll expense	213,012	186,819	399,831
Professional fees	62,422	171,852	234,274
Stock-based compensation	1,433,797	1,319,482	3,078,279
Software development	60,971	129,000	189,971
Impairment loss on operating assets	-	1,000,770	1,000,770
Depreciation	132,587	41,310	177,897
Total expenses	2,050,981	2,926,945	5,327,091

Net operating (loss)	(1,975,168)	(2,924,945)	(5,249,278)

Other income (expense):
(Loss) on settlement	(77,094)	(25,925)	(103,019)
Interest income	561	2,230	2,791
Interest (expenses)	(117,107)	(88,802)	(205,909)

Net (loss)	$ (2,168,808)	$ (3,037,442)	$ (5,555,415)

Weighted average number of common
shares outstanding – basic and fully diluted	94,259,147	43,176,595

Net (loss) per share – basic and fully diluted	$ (0.02)	$ (0.07)

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

				(Deficit)
				Accumulated
	Common Stock		Additional	During
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2001 (RESTATED)	19,180,000	$19,180	$ 387,477	$ (349,164)	$ 57,493

Shares issued for consulting services on 3/6/2002	1,825,000	1,825	271,925		273,750

Shares issued for consulting services on 4/19/2002	500,000	500	42,000		42,500

Warrants issued for interest expense on 4/23/2002	-	-	112,800		112,800

Shares received and cancelled in
satisfaction of obligation on 6/28/2002	(1,935,000)	(1,935)	(96,750)		(98,685)

Shares issued pursuant to merger agreement on 7/9/2002	32,968,863	32,969	1,473,053		1,506,022

Shares issued for consulting services on 8/1/2002	3,000,000	3,000	147,000		150,000

Shares issued for Medicius shares on 8/1/2002	1,725,000	1,725	196,996		198,721

Shares issued for consulting services on 8/9/2002	2,000,000	2,000	138,000		140,000

Shares issued for consulting services on 10/2/2002	950,000	950	41,800		42,750

Shares issued for consulting services on 10/8/2002	6,327,737	6,328	310,059		316,387

Shares issued for cash on 11/21/2002	2,539,574	2,540	197,460		200,000

Shares issued for consulting services on 11/21/2002	3,515,000	3,515	253,080		256,595

Shares issued for cash on 11/21/2002	1,267,963	1,268	59,594		60,862

Shares issued for consulting services 12/17/2002	1,500,000	1,500	96,000		97,500

Net (loss), year ended December 31, 2002				(3,037,442)	(3,037,442)

Balance, December 31, 2002 (RESTATED)	75,364,137	75,364	3,630,495	(3,386,606)	319,253

Stock options to acquire 5,500,000 shares
of common stock granted on January 21, 2003	-	-	62,150		62,150

Shares issued for consulting services on 1/24/2003	5,500,000	5,500	225,500		231,000

Shares issued for cash on 4/22/2003	1,000,000	1,000	49,000		50,000

Stock options to acquire 6,950,000 shares
of common stock granted on July 18, 2003	-	-	141,085		141,085

Share dividend issued on 7/21/2003	6,469,161	6,469	362,273		368,742

Shares issued for services on 8/18/2003	1,800,000	1,800	123,200		125,000

Shares issued for consulting services on 8/18/2003	2,500,000	2,500	122,500		125,000

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity, Cont’d

				(Deficit)
				Accumulated
	Common Stock		Additional	During
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Shares issued to acquire operating software on 9/12/2003	2,500,000	2,500	178,750		181,250

Shares issued for services on 9/12/2003	15,059,748	15,060	25,480		40,540

Shares issued for settlement on 9/12/2003	741,875	742	36,352		37,094

Shares issued for cash on 9/18/2003	2,000,000	2,000	99,600		101,600

Shares issued for cash and services on 9/30/2003	850,000	850	41,650		42,500

Shares issued for services on 9/30/2003	1,000,000	1,000	49,000		50,000

Shares issued for cash and services on 11/8/2003	950,000	950	46,550		47,500

Stock options to acquire 7,300,000 shares
of common stock granted on November 24, 2003	-	-	91,980		91,980

Cancellation of shares on 11/26/2003	(1,290,000)	(1,290)	1,290		-

Shares issued for services on 11/26/2003	1,000,000	1,000	49,000		50,000

Shares issued for services on 11/26/2003	2,500,000	2,500	87,500		90,000

Shares issued for settlement on 12/3/2003	1,000,000	1,000	39,000		40,000

Shares issued for cash on 12/17/2003	800,000	800	31,200		32,000

Shares issued for cash on 12/18/2003	500,000	500	19,500		20,000

Net (loss), year ended December 31, 2003				(2,168,808)

Balance, December 31, 2003	120,244,921	$ 120,245	$ 5,513,055	$ (5,555,414)	$ 2,246,694

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

			June 21, 2001
	For the year ended		(inception) to
	December 31,		December 31,
	2003	2002	2003
Cash flows from operating activities		(RESTATED)	(RESTATED)
Net (loss)	$(2,168,808)	$(3,037,442)	$(5,555,415)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for stock-based compensation	1,433,797	1,319,482	3,099,141
Warrants issued for interest expense	-	112,800	112,800
Loss on settlement	77,094	-	77,094
Impairment loss on operating assets	-	1,000,770	1,000,770
Depreciation	132,587	41,310	177,897
Changes in operating assets and liabilities
(Increase) decrease in prepaid interest	67,680	(67,680)	-
(Increase) decrease in loan to shareholder	9,576	(9,576)	-
(Increase) in note receivable	(44,624)	(5,376)	(50,000)
Increase in accrued interest related to long-term debts	26,422	21,105	47,527
Increase (decrease) in accounts payable	-	(154)	-
Net cash (used) by operating activities	(466,276)	(624,761)	(1,090,186)

Cash flows from financing activities
Proceeds from notes payable to shareholders	96,968	-	96,968
Proceeds from revolving line of credit	2,180	-	2,180
Proceeds from long-term debts	50,000	475,000	525,000
Issuance of common stock	235,300	260,862	495,311
Net cash provided by financing activities	384,448	735,862	1,119,459

Net increase in cash	(81,828)	111,101	29,273
Cash – beginning	111,101	-	-
Cash – ending	$29,273	$111,101	$29,273

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for stock-based compensation	31,159,748	19,617,737	50,777,485
Number of warrants issued for interest expense	-	24,000,000	24,000,000
Number of shares issued for settlement	1,741,875	-	1,741,875
Number of shares issued to acquire software	2,500,000	-	2,500,000
Number of shares issued as dividend	6,469,161	-	6,469,161
Number of stock options issued as compensation	19,750,000	-	19,750,000

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Note 1 – Significant accounting policies and procedures

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

Merger agreement with Medicius, Inc. (MED)

On June 21, 2001, the Company entered into an agreement with MED whereby the Company acquired all of the issued and outstanding common stock of MED in exchange for 38,043,863 voting shares of the Company’s $0.001 par value common stock.  The merger was accounted for using the purchase method of accounting as applicable to “change of control” mergers because the former stockholders of MED controlled the Company’s common stock immediately upon conclusion of the transaction.  The value of the acquired fixed assets on the merger date was $1,704,703.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There are no cash equivalents as of December 31, 2003 and 2002.

Investments

Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings.  Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value, which is other than temporary.

Fixed assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount.  The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment

  5 years

Software

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

Consolidation policy

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions, and profits.  Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method.  Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.  As of December 31, 2003 and 2002, the Company did not have nonmarketable investments.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

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

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in general and administrative expenses as of December 31, 2003 and 2002.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. There were no impairment losses recognized in 2003.

On December 31, 2003, the Company determined that it should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets.  In addition the company has determined that it might sell or hypothicate certain of these assets. Accordingly, the write down resulted in the realization of a $1,000,770 impairment loss on operating assets recorded on the Restated Statement of Operations for the year ended December 31, 2002.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  There were no securities considered to be dilutive in the computation of earnings (loss) per share.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of such interpretation does not have a material impact on its financial position or results of operations and has adopted such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company adopted the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS No. 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2003	2002
Net (loss), as reported	$(2,168,808)	$(3,037,442)
Deduct: Total stock-based non-employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(221,450)	( -)
Pro forma net (loss)	$(2,390,258)	$(3,037,442)
Net (loss) per common share
Basic (loss) per share, as reported	$(.02)	$(.07)
Basic per share, pro forma	$(.025)	$(.07)

As required, the pro forma disclosures above include options granted during each fiscal year. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

Year end

The Company has adopted December 31 as its fiscal year end.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Note 2 – Restatement of financial statements due to change in accounting principle

The Company determined during the year ending December 31, 2003 that it is appropriate to reclassify software acquired in 2001 and 2002 from intellectual property to fixed assets.  The Company also determined that it should write down certain assets as an impairment loss given its current business focus and its decision to sell or hypothicate these assets.  The effect of the change required a restatement of the December 31, 2002 financial statements in order to properly reflect the asset reclassification and the related adjustment to depreciation expense and impairment loss on operating assets.  The effect of this change was to increase net loss for the year ended December 31, 2002 by $1,000,770.  Retained earnings as of January 1, 2002 has been adjusted for the retroactive application of the change in accounting principle.

Note 3 – Fixed assets

On February 5, 2003, the Company acquired fully-developed software valued at $181,250 from CareDecision.net, Inc., the former parent corporation of Medicius, Inc.  Medicius, Inc. was acquired by the Company in June 2002. Several of the control persons from CareDecision.net, Inc. are in similar positions of control at the Company.

Fixed assets consists of the following:

	December 31, 2003	December 31, 2002
		(RESTATED)
Computer and office equipment	$ 260,286	$ 260,286
Software	583,899	402,649

	844,185	662,935
Less accumulated depreciation	(173,897)	(41,310)

Total	$ 670,288	$ 621,625

Depreciation expense totaled $132,587 and $41,310 for the years ended December 31, 2003 and 2002, respectively.

Note 4 – Accounts receivable and interest receivable

As of December 31, 2003, the Company accepted one order from a group of hotels, totaling $50,000, through an unrelated company.  The Company issued terms of net 30 days and offered a total of $100,000 receivable credit dependent upon payment according to terms.  As of February 29, 2004 the company had received $26,500 in progress payments and had extended additional credit to this unrelated party in the current period.

During the year ended December 31, 2003, the Company recorded interest income of $561.

Note 5 – Convertible note

During the year ended December 31, 2003, the Company received a loan totaling $50,000 from a Company shareholder.  The note is convertible into 1,538,500 shares of the Company’s $0.001 par value common stock at a strike price of $0.0325 per share.  The convertible note also carries with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price of $0.0325 per share.  On April 22, 2003, the holder elected to convert the note into 1,538,500 shares of the Company’s $0.001 par value common stock.  For the year ended December 31, 2003, the Company recorded $26,923 of deemed interest related to the conversion feature of this Note into common stock based upon the fair value of the common stock at the loan origination date.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Note 6 – Notes payable and long-term debt

The Company owed two of its officers and directors $96,968 as of December 31, 2003.  The short-term Notes totaling $82,568 bear interest at 9% per annum and are due on demand.  The long-term note totaling $14,400 bears interest at 9% per annum and is due in full on December 31, 2004.

The Company owed an unrelated entity $50,000 as of December 31, 2003.  The Note bears interest at 9.75% per annum and is due in full on March 26, 2007.

On April 23, 2002, the Company was loaned $475,000 from M and E Equities, LLC (M&E).  The loan is due in full on April 23, 2004, and bears interest at a rate of 9% per annum.  The principal and interest of the note are convertible into 7,350,000 shares of the Company’s $0.001 par value common stock.  The Note also has attached 12,000,000 Class A Warrants. The note is secured by certain assets of the Company, acquired as a result of its merger in 2002 with Medicius, Inc. The lenders security also includes accounts receivable, inventory, fixed assets, and intangible assets associated with the assets acquired by the company in its merger with Medicius, Inc.  As of December 31, 2003, the value of the note and accrued interest was $522,527.  On March 2, 2004, the Company renegotiated its debt with M&E in full (see Note 13 – Subsequent events below).

The Company recorded interest expense of $117,107 and $88,802 during the years ended December 31, 2003 and 2002, respectively.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Note 7 – Income taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

  U.S federal statutory rate      (34.0%)

  Valuation reserve                    34.0%

  Total                                            -%

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $5,555,414.  The related deferred asset has been fully reserved.

Note 8 – Stockholder’s equity

The Company issued a total of 32,968,863 shares of its $0.001 par value common stock pursuant to its merger with Medicius, Inc. whereby each shareholder received three Company shares for every one Medicius, Inc. share held.  The Company acquired approximately $1,506,022 in tangible and intangible assets as a result of the merger.

During the year ended December 31, 2002, the Company issued 1,725,000 shares of its $0.001 par value common stock to CareDecision.net, Inc. pursuant to its election to convert 700,000 shares of Medicius, Inc. $0.001 par value preferred stock into the Company’s common stock.

During the year ended December 31, 2002, the Company issued 2,539,574 shares of its $0.001 par value common stock for cash totaling $200,000.

During the year ended December 31, 2002, the Company issued 1,267,963 shares of its $0.001 par value common stock to an officer of the Company for cash totaling $40,000.

During the year ended December 31, 2002, the Company issued 19,617,737 shares of its $0.001 par value common stock to various individuals and entities for consulting services valued at $1,405,732, the fair market value of the underlying shares on the dates of issuance.

During the year ended December 31, 2002, the Company cancelled 1,935,000 shares of its $0.001 par value common stock to satisfy an obligation valued at $98,685.

During the year ended December 31, 2003, the Company issued 31,159,748 shares of its $0.001 par value common stock to various individuals and entities for consulting services valued at $769,840, the fair market value of the underlying shares on the dates of issuance.

During the year ended December 31, 2003, the Company issued 5,100,000 shares of its $0.001 par value common stock for cash totaling $235,300.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

The Company issued 6,469,161 shares of its $0.001 par value common stock as a dividend to its shareholders of record as of June 3, 2003, the grant date.  The fair market value of the shares on the grant date was $0.061 per share resulting in compensation to the shareholders totaling $394,619.

During the year ended December 31, 2003, the Company issued 2,500,000 shares of its $0.001 par value common stock to acquire operating software valued at $181,250.

During the year ended December 31, 2003, the Company issued 1,741,875 shares of its $0.001 par value common stock as a dispute settlement valued at $77,094.

Note 9 – Related party transactions

On July 1, 2002, Keith Berman, a beneficial owner and officer of the Company, contributed equipment valued at $27,857.  The equipment is recorded as part of the total fixed assets received from the merger with Medicius, Inc.

Medicius, Inc. acquired operating software from CareDecision.net, Inc, a privately owned corporation that completed several transactions with the Company.  Pursuant to the agreement, Medicius, Inc. paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of its $0.001 par value preferred stock.  CareDecision.net, Inc. then elected to convert its preferred shares into 1,725,000 shares of the Company’s $0.001 par value common stock.  As a result of the merger with Medicius, Inc., two of the beneficial owners of CareDecision.net are now beneficial owners of the Company.

The Company received $40,000 from Keith Berman, a beneficial owner of the Company, due on December 31, 2002 and accruing interest at 8% per annum.  On December 31, 2002, Mr. Berman elected to convert the note plus interest into 1,267,963 shares of the Company’s $0.001 par value common stock.  The fair market value of the shares on December 31, 2002 was $0.048 per share resulting in deemed interest expense totaling $20,862.

During the year ended December 31, 2003, the Company acquired fully-developed operating software from CareDecision.net, Inc, a private corporation with several control persons serving in similar positions at the Company.  Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $181,250 with 2,500,000 shares of the Company’s $0.001 par value common stock.

During the year ended December 31, 2003, the Company received $96,968 from Robert Cox, a Company shareholder and Chairman of the Board.  The notes are due on 365 days from issuance and accrue interest at 9% per annum.  (See Note 6 above.)

During the year ended December 31, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,000,000 shares of the Company’s $0.001 par value common stock and carried with it 1,000,000 warrants exercisable on a one-for-one basis at a strike price at $0.05 per share (Chillemi 2003 Transaction #1). On April 22, 2003 Dr. Chillemi exercised the convertible portion of his note and converted the $50,000 debt into 1,000,000 shares of the Company’s $.001 par value common stock.  According to the terms of Chilllemi 2003 Transaction #2 (see Note 10 below), Dr. Chillemi agreed to retire the 1,000,000 warrants.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Note 10 – Warrants and stock options

Warrants

During the year ended December 31, 2002, the Company issued 5,848,977 warrants in conjunction with the merger of Medicius, Inc.  The warrants are convertible at a strike price of $.04, each warrant is exercisable into one share of the Company’s $0.001 par value common stock. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.0261. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 5.05%, zero dividend yield, volatility of the Company's common stock of 51% and an expected life of the warrants of two years.  The warrants expire on June 27, 2005.  Approximately $152,658 was added to the value of the assets acquired from the Medicius, Inc. merger as a result of the warrants.  The added value was then written down and recorded as “impairment loss” for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company’s merger partner Medicius, Inc. issued a merger formula adjusted 12,000,000 Class A warrants to M and E Equities, Inc.  The warrants are convertible at a strike price of  $.0667, each Class A warrant exercisable into one share of the Company’s $0.001 par value common stock. The warrants expire on January 4, 2005. Upon exercise of each of the Class A warrants, if any, the Company’s merger partner Medicius, Inc. is obligated to issue one Class C warrant for each Class A warrant exercised, or a total issuance of up to 12,000,000 merger formula adjusted Class C warrants.  The Class C warrants are convertible at a strike price of $.20, each Class C warrant exercisable into one share of the Company’s $0.001 par value common stock. The warrants expire on January 4, 2005. As of December 31, 2003 the Company has reserved 24 million of its common stock shares should the warrantholders decide to exercise any of the 12 million Class A warrants before they expire, and any Class C warrants, should the Class A warrants have been exercised before the Class C warrants expire.

No warrants have been exercised through December 31, 2003 and 2002.

Stock options

On January 1, 2003, the Company adopted its “2003 Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company’s $0.001 par value common stock.  The Company issued 14,600,000 shares of stock pursuant to the plan during the year ended December 31, 2003.

On January 21, 2003, the Company granted stock options to Dr. Thomas Chillemi, a Company shareholder, to purchase 2,000,000 shares of $0.001 par value common stock at a strike price of $0.04 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $22,600, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

 On January 21, 2003, the Company granted stock options to Dr. Joseph A. Wolf, a Company shareholder, to purchase 3,500,000 shares of $0.001 par value common stock at a strike price of $0.04 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $39,550, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

On July 18, 2003, the Company entered into a consulting agreement with Dr. Chillemi, a Company shareholder, to perform corporate development services for the Company.  As consideration, the Company granted stock options to purchase 3,000,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company’s 2003 Stock Option Plan (Chillemi 2003 Transaction #2).  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $60,900, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.  On October 1, 2003, Dr. Chillemi exercised 1,000,000 of his stock options as consideration for services performed valued at $50,000. On November 1, 2003, Dr. Chillemi exercised an additional 1,000,000 of his stock options as consideration for services performed valued at $50,000.

On July 18, 2003, the Company entered into a consulting agreement with Dr. Wolf, a Company shareholder, to perform medical information technology services for the Company.  As consideration, the Company granted stock options to purchase 950,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $19,285, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.  On October 31, 2003, Dr. Wolf exercised all 950,000 of his stock options by rendering $47,500.00 in cash.

On July 18, 2003, the Company entered into various consulting and service agreements with unrelated individuals to perform corporate strategic and developmental services for the Company.  As consideration, the Company granted stock options to purchase 3,000,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $60,900, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

On November 24, 2003, the Company granted stock options to Dr. Thomas Chillemi, a Company shareholder, to purchase 2,500,000 shares of $0.001 par value common stock at a strike price of $0.04 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $31,500, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

 On November 24, 2003, the Company granted stock options to Dr. Joseph A. Wolf, a Company shareholder, to purchase 1,500,000 shares of $0.001 par value common stock at a strike price of $0.04 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $18,900, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

On November 24, 2003, the Company entered into various consulting and service agreements with unrelated individuals to perform corporate strategic and developmental services for the Company.  As consideration, the Company granted stock options to purchase 3,300,000 shares of $0.001 par value common stock at a strike price of $0.04 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares are registered and free-trading via Form S-8.  The value of the options on the grant date using the Black-Scholes Model is $41,580, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

As of December 31, 2003, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 5,150,000 at a weighted average exercise price of $.043.   As of December 31, 2003, stock options in the Plan remaining to be issued totaled 5,250,000.  The Plan stock options are 100% vested from the grant date.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

The following is a summary of activity of outstanding stock options under the 2003 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, December 31, 2002	-	-

Options granted	19,750,000	$0.043
Options exercised	(14,600,000)	0.043

Balance, December 31, 2003	5,150,000	0.043

Exercisable, December 31, 2003	5,150,000	$0.043

The following is a summary of information about the 2003 Stock Option Plan options outstanding at December 31, 2003

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.040 - 0.050	5,150,000	0 years	$0.043	5,150,000	$0.043

Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its non-employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2003	2002

Average risk-free interest rates	5.05%	5.05%
Average expected life (in years)	2	2
Volatility	51.0%	51.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2003 and 2002, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2003 was approximately $0.043 per option.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Note 11 – Commitments and contingencies

Litigations

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

Note 12 – Subsequent events

M and E Equities, LLC Renegotiated Note

Based on terms negotiated on March 4, 2002, and after a further documentation process that was completed on April 23, 2002, Medicius, Inc., the Company’s merger partner in its June 2002 merger, was loaned $475,000 from M and E Equities, LLC (M&E) (as previously discussed in Note 6).  A condition of the loan stipulated that Medicius, Inc. complete its merger with the Company and become a fully reporting public company.  As of December 31, 2003, after a partial payment of interest and principal and a settlement of a legal dispute that arose over this note and other issues, the remaining value of the note and accrued interest was $522,527.  On March 2, 2004, the Company renegotiated its debt with M&E.  The terms of the agreement are stipulated as follows:

•

$320,000 is paid to M&E by Wells & Company, Inc., Lima Capital, Inc., JC Financial, Inc. and Corporate Architects, Inc. to satisfy a remaining principal amount of $400,000.

•

M&E agreed to transfer 10,000,000 of the Class A Warrants, formerly issued by Medicius, Inc., with an expiration date of January 5, 2005 to Empyreon.net Corp. for $30,000, and 2,000,000 Class A Warrants to Mr. Moshe Mendlowitz for $20.00.  The Company will incur interest expense during the first quarter ended March 31, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

•

The outstanding note balance of $200,526 was recapitalized into 206,526 shares of the Company’s $0.001 par value Class A 2002 Convertible Preferred Stock and registered in M&E’s name.  Each share of Class A 2002 Convertible Preferred Stock is convertible into 18 shares (3,717,468 total) of the Company’s $0.001 par value common stock at $0.055556 per share.  M&E agrees to hold the Preferred Shares for a minimum of one year, pursuant to Rule 144, with no conversions allowed during that period of time.  After the one year, M&E may convert and sell only 500,000 shares of the Company’s $0.001 par value common stock every 60 days as permissible by Rule 144.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle).  The Secured Convertible Promissory Note bears interest at the rate of 12% per annum, matures September 25, 2004, except if extended for an additional six months at the option of the company, and is secured by 14,000,000 shares of the Company’s $0.001 par value common stock.  Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $0.08 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner” of 4.99% or more of the then-outstanding Common Shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended.  In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

#

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes

Issuances of Common Stock

The Company has issued 7,350,000 shares of its $0.001 par value common stock to various individuals and entities for cash totaling $292,500 and services valued at $291,300 subsequent to December 31, 2003 and through the date of this report.

#

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Annual Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10- KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

#

Conclusions.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

[balance of this page intentionally left blank]

#

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of the Company’s directors and executive officers are as follows:

Name	Age	Position(s)	Appointed
Robert L. Cox	44	President and Director	March of 2001
Keith Berman	50	Secretary, Treasurer and Director	January of 2003
Robert Jagunich	57	Director	January of 2003

Robert L. Cox, President and Director – prior to joining CareDecision, was the Chief Executive Officer, President and Director of Tower Realty Trust, Inc., a publicly traded Real Estate Investment Trust (“REIT”).  From March 1995 to October 1997 Mr. Cox served as the Executive Vice President and Chief Operating Officer of Tower Equities, when Tower Equities became a public company (Tower Realty Trust, Inc.).  From March 1987 to March 1995, Mr. Cox served as Vice President of Development and Construction of Tower Equities, where his main responsibilities included supervising all development and construction projects.  Mr. Cox graduated in 1983 with a BA from Florida State University.  Mr. Cox does not hold any directorships of other reporting companies.

Keith Berman, Secretary, Treasurer and Director – has for over the past 15 years, been involved in the development of healthcare software including Intranet and Internet systems.  From July 1999 to present, Mr. Berman has held the position of President, founder and director of Caredecision.net, Inc. a private company engaged in e-health technology development.  From January 1996 to June 1999 Mr. Berman was the President and founder of Cymedix, the operating division of Medix Resources, Inc., now Ramp Corp. (RCO).  Cymedix was a pioneer company in what was then known as i-health (Internet healthcare) now the e-health industry. Mr. Berman received a BA in 1975 and an MBA in 1977, from Indiana University.

Robert Jagunich, Director – has 27 years of experience in the medical systems and device industry.  Recently, he has held the position of President at New Abilities Systems, a privately-held manufacturer of advanced electronic systems used in rehabilitation.  He also provides consulting services to companies such as Johnson and Johnson and has served as a senior executive in such publicly-held companies as Laserscope and Acuson.  From April 1996 to December 1997 Mr. Jagunich acted as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc., now Ramp Corp. (AMEX:RCO).  He received his BS in 1969, and his MS and MBA in 1971, from the Univ. of Michigan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, its officers, directors and greater than five percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2003 to (i) the Company’s Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2003 whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		ANNUAL
		COMPENSATION		ALL OTHER
NAME AND PRINCIPAL		SALARY	BONUS	COMPENSATION
POSITION	YEAR	($)	($)	($)

Robert L. Cox	2003	14,400	0	0
President, CEO	2002	30,000	0	0
	2001	100,000	0	0

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

On January 1, 2003, the Company adopted its “2003 Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company’s $0.001 par value common stock.  The Company granted 19,750,000 options during the year ended December 31, 2003.  In 2003, 14,600,000 options were exercised leaving a balance of 5,150,000 exercisable options as at December 31, 2003 (see footnote 10 to the financial statements).  During the fiscal years ended December 31, 2002 and 2001, the Company did not grant any options to our Chief Executive Officer.  During fiscal 2002 and 2001, our Chief Executive Officer did not exercise any options.

EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.

#

COMPENSATION OF DIRECTORS

As compensation for their services as members of the board of directors, the Company in 2003 issued to each independent board member stock options to purchase 20,000 shares of common stock at an exercise price of $.025 per share.  These options are exercisable in full commencing December 19, 2003, and expire December 19, 2008.  Each independent board member is also paid a fee of $2,500 per quarter or $10,000 per year.  The board members who are executives of the Company received no additional compensation in excess of their management remuneration.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of February 9, 2004 with respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.  Based on 136,249,921 shares outstanding as of February 9, 2004, 5% of the Company’s Common Stock is 6,812,496 shares.

COMMON STOCK

Name and Address	Shares Beneficially Owned	Percentage of Shares Outstanding
Keith Berman (Secretary and Treasurer) 1623 Elmsford Westlake, CA 91361	8,143,991	5.98%
Robert L. Cox (President) 16 Wood Hollow Lane Fort Salonga, NY 11768	1,213,770	0.09%
Cede & Co.[1] PO Box 222 Bowling Green Station New York, NY 10274	55,495,645	40.73%
Robert Jagunich (Director) 765 Christine Drive Palo Alto, CA 94303	5,709,293	4.19%
Total ownership by our officers and directors (three individuals)	15,067,054	10.26%

Footnotes

1.

Cede & Co. is a clearing company.  Of the 86 individuals that have their securities on deposit, none own a position of more than 5% of the Common Stock of the Company.

[balance of this page intentionally left blank]

#

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 5, 2001, the Company executed a promissory note with Robert Cox, the president of the Company, in the amount of $50,000.

On May 24, 2001, the Company issued 150,000 shares of its $0.001 par value common stock to Mary Lou Cox, mother of Robert Cox, the Company's president, for consulting services valued at $15,000.

On January 15, 2002, Medicius loaned an officer a total of $15,000, which is due in one year at an interest rate of 8% per annum.  At the close of the merger this note was assumed by the Company.

On January 15, 2002, the Company received $40,000 from Keith Berman, a beneficial owner of the Company, which was due on December 31, 2003 and accrues interest at 8% per annum.  The principal and accrued interest were convertible at a rate of $0.10 per share.  During September 2002, Mr. Berman converted his $40,000 loan plus interest into 1,267,963 shares of the Company’s $0.001 par value common stock.

On July 1, 2002, Keith Berman, a beneficial owner and officer of the Company, contributed equipment valued at $27,857.  The equipment is recorded as part of the total fixed assets received from the merger with Medicius, Inc.

Medicius, Inc. acquired operating software from CareDecision.net, Inc, a privately owned corporation that completed several transactions with the Company.  Pursuant to the agreement, Medicius, Inc. paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of its $0.001 par value preferred stock.  CareDecision.net, Inc. then elected to convert its preferred shares into 1,725,000 shares of the Company’s $0.001 par value common stock.  As a result of the merger with Medicius, Inc., two of the beneficial owners of CareDecision.net are now beneficial owners of the Company.

The Company received $40,000 from Keith Berman, a beneficial owner of the Company, due on December 31, 2002 and accruing interest at 8% per annum.  On December 31, 2002, Mr. Berman elected to convert the note plus interest into 1,267,963 shares of the Company’s $0.001 par value common stock.  The fair market value of the shares on December 31, 2002 was $0.048 per share resulting in deemed interest expense totaling $20,862.

During the year ended December 31, 2003, the Company acquired fully developed operating software from CareDecision.net, Inc, a private corporation with several control persons serving in similar positions at the Company.  Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $181,250 with 2,500,000 shares of the Company’s $0.001 par value common stock.

During the year ended December 31, 2003, the Company received $96,968 from Robert Cox, a Company shareholder and Chairman of the Board.  The notes are due on 365 days from issuance and accrue interest at 9% per annum (see footnote 6 to the financial statements.)

During the year ended December 31, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,000,000 shares of the Company’s $0.001 par value common stock and carried with it 1,000,000 warrants exercisable on a one-for-one basis at a strike price at $0.05 per share (Chillemi 2003 Transaction #1). On April 22, 2003 Dr. Chillemi exercised the convertible portion of his note and converted the $50,000 debt into 1,000,000 shares of the Company’s $.001 par value common stock.  According to the terms of Chilllemi 2003 Transaction #2 (see footnote 10 to the financial statements), Dr. Chillemi agreed to retire the 1,000,000 warrants.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

For the quarter ended December 31, 2003 the Company filed a report on Form 8-K with the Securities and Exchange Commission on October 1, 2003.  The Company announced, under Item 9. Regulation FD Disclosure, that on September 23, 2003 CareDecision Corporation (OTCBB: CDED) signed a Preliminary Agreement to Merge with MDU Services Inc., a Texas-based provider of private digital utility services to multiple tenant residential and business building sites, hotels/motels and universities.  The Preliminary Agreement to merge specifies how CDED and MDUS desire to execute a "triangle" merger agreement whereby CDED shall acquire MDUS and then merge MDUS into a subsidiary corporation, MDU Media Corporation (the "Merger Sub").  No financial statements were included in this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $26,000 and $13,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREDECISION CORPORATION

Date: March 30, 2004

By: /s/ Robert Cox

Robert Cox,

President/CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004

By: /s/ Robert Cox

Robert Cox,

Chairman of the Board of Directors (Principal Executive Officer)

Date: March 30, 2004

By: /s/ Keith Berman

Keith Berman,

Treasurer/CFO and Director

#

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed March 2, 2001.  Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) Amended Articles of Incorporation of the Company filed May 9, 2001.  Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(c) Amended Articles of Incorporation of the Company filed August 2, 2002.  Incorporated by reference to the exhibits to the Company’s June 30, 2002 Quarterly Report on Form 10-QSB, previously filed with the Commission.

(d) By-Laws of the Company adopted March 16, 2001.  Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10–SB, previously filed with the Commission.

31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (SECTION 1350)

#