Form 10QSB
period 2004-03-31
CAREDECISION CORP
filed 2004-05-18
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number: 000-33187

CareDecision Corporation (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2105842 (I.R.S. Employer Identification No.)

2660 Townsgate Road, Westlake Village, Suite 300, CA 91361 (Address of principal executive offices)

(805) 446-1973 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 157,170,421

#

CareDecision Corporation
(a Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet March 31, 2004 (unaudited)	4

Consolidated Statements of Operations For the Three Months Ended March 31, 2004 and 2003 (unaudited) and For the Period July 6, 2000 (Inception) to March 31, 2004 (unaudited)	5

Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2004 and 2003 (unaudited) and For the Period July 6, 2000 (Inception) to March 31, 2004 (unaudited)	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6(a). Exhibits	15

Item 6(b). Reports Filed on Form 8-K	15

SIGNATURES	17

#

Part I - Financial Information

Item 1. Financial Statements

CareDecision Corporation

(a Development Stage Company)

Consolidated Balance Sheet

as of

March 31, 2004 (unaudited)

and

Consolidated Statements of Operations

for the Three Months Ended

March 31, 2004 (unaudited) and 2003 (unaudited),

and For the Period

July 6, 2000 (Inception) to March 31, 2004 (unaudited)

and

Consolidated Statements of Cash Flows

for the Three Months Ended

March 31, 2004 (unaudited) and 2003 (unaudited),

and For the Period

July 6, 2000 (Inception) to March 31, 2004 (unaudited)

#

CareDecision Corporation

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	March 31,
2004
Current assets:
Cash and equivalents	$785,247
Accounts receivable, net	55,500
Note receivable	15,000
Total current assets	855,747

Fixed assets, net	525,500

Other	3,350

$1,384,597

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable to shareholder	$117,902
Notes payable	50,000
Total current liabilities	167,902

Long-term debt	751,213
Convertible notes – related party	9,400

928,515

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 207,526 shares issued and outstanding	208
Common stock, $0.001 par value, 290,000,000 shares
authorized, 157,170,421 shares issued and outstanding	157,171
Additional paid-in capital	7,610,867
(Deficit) accumulated during development stage	(7,312,164)
456,082

$1,384,597

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			July 6, 2000
	For the three months ended		(inception) to
	March 31,		March 31,
	2004	2003	2004

Revenue	$ 55,392	$ 500	$ 133,205

Expenses:
General & administrative expenses	59,082	38,878	305,151
Payroll expense	80,540	58,881	480,371
Professional fees	238,530	30,570	472,804
Stock-based compensation	485,119	231,000	3,563,398
Software development	69,641	1,000	259,612
Impairment loss on operating assets	111,473	-	1,112,243
Depreciation	33,315	36,377	211,212
Total expenses	1,077,700	396,706	6,404,791

Net operating (loss)	(1,022,308)	(396,206)	(6,271,586)
Other income (expense):
(Loss) on debt settlement	(317,136)	-	(420,155)
Interest income	-	560	2,791
Financing costs	(408,255)	-	(408,255)
Interest (expenses)	(9,051)	(10,823)	(214,960)

Net (loss)	$ (1,756,750)	$ (406,469)	$ (7,312,165)

Weighted average number of common
shares outstanding – basic and fully diluted	138,419,487	82,503,026

Net (loss) per share – basic and fully diluted	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the three months ended		(inception) to
	March 31,		March 31,
	2004	2003	2004

Cash flows from operating activities
Net (loss)	$(1,756,750)	$(406,469)	$(7,312,165)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for stock-based compensation	485,119	231,000	3,584,260
Shares issued for professional fees	162,000	-	162,000
Shares issued for financing costs	423,977	-	423,977
Warrants issued for interest expense	-	-	112,800
Loss on impairment of operating assets	111,473	-	1,112,243
Loss on debt settlement	317,136	-	394,230
Depreciation	33,315	36,377	211,212
Changes in operating assets/liabilities
(Increase) in accounts receivable	(55,500)	-	(55,500)
Decrease in notes receivable	35,000	1,912	(15,000)
(Increase) in other assets	(3,350)	-	(3,350)
Increase in accrued interest related to long-term debts	-	-	47,527
(Decrease) in other liabilities	(2,180)	10,611	-
Net cash (used) by operating activities	(249,760)	(126,569)	(1,337,766)

Cash flows from financing activities
Convertible notes – related party	(5,000)	50,000	(5,000)
Proceeds from long-term debt	550,000	-	1,075,000
Proceeds from note payable to shareholder	35,334	46,500	132,302
Issuance of common stock	425,400	-	920,711
Net cash provided by financing activities	1,005,734	96,500	2,123,013

Net increase in cash	755,974	(30,069)	785,247
Cash – beginning	29,273	111,101	-
Cash – ending	$785,247	$81,032	$785,247

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of common shares issued for stock-based compensation	23,115,500	5,500,000	73,892,985
Number of warrants issued for interest expense	10,000,000	-	34,000,000
Number of common shares issued for settlement	6,510,000	-	8,251,875
Number of common shares issued to acquire software	-	2,500,000	2,500,000
Number of common shares issued as dividend	-	-	6,469,161
Number of stock options issued as compensation	-	-	19,750,000
Number of common shares issued for conversion of debt to equity	7,350,000	-	7,350,000
Number of preferred shares issued for financing costs	207,526	-	207,526

The accompanying notes are an integral part of these financial statements.

#

CareDecision Corporation

(a Development Stage Company)

Notes

Note 1 – Basis of presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Fixed assets

Depreciation expense totaled $33,315 and $36,377 for the three-month periods ended March 31, 2004 and 2003, respectively.

Note 3 – Notes payable

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

•

M&E agreed to transfer 10,000,000 of the Class A Warrants, formerly issued by Medicius, Inc., with an expiration date of January 5, 2005 to Empyreon.net Corp. for $30,000, and 2,000,000 Class A Warrants to Mr. Moshe Mendlowitz for $20.00.  The Company incurred interest expense during the first quarter ended March 31, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

#

CareDecision Corporation

(a Development Stage Company)

Notes

•

The outstanding note balance of $200,526 was recapitalized into 207,526 shares of the Company’s $0.001 par value Class A 2002 Convertible Preferred Stock and registered in M&E’s name.  Each share of Class A 2002 Convertible Preferred Stock is convertible into 18 shares (3,717,468 total) of the Company’s $0.001 par value common stock at $0.055556 per share.  M&E agrees to hold the Preferred Shares for a minimum of one year, pursuant to Rule 144, with no conversions allowed during that period of time.  After the one year, M&E may convert and sell only 500,000 shares of the Company’s $0.001 par value common stock every 60 days as permissible by Rule 144.

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

The Company recorded interest expense totaling $9,051 and $10,823 for the three months ended March 31, 2004 and 2003.  The Company also recorded financing costs totaling $408,255 for the three months ended March 31, 2004.

Note 4 – Stockholder’s equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 290,000,000 shares of $0.001 par value common stock.

Preferred stock

The Company issued 207,526 of its $0.001 par value preferred shares for financing costs of $354,800.  Each preferred share is convertible into 18 shares of the Company’s $0.001 par value common stock at $1.00 per share.

Common stock

The Company issued 7,350,000 shares of its $0.001 par value common stock to various individuals to convert $522,000 in debt to equity during the three months ended March 31, 2004.

The Company issued 23,115,500 shares of its $0.001 par value common stock to various individuals and entities for consulting services, finders’ fees to two individuals who introduced the company to its proposed satellite e-broadcast partner, agent’s fees associated with the company’s proposed acquisition of MDU Services, Inc., agent’s fees for the introduction and fees associated with the company’s recent agreement with an e-business partner for its hotel sector product, documentation and initiation fees owing to the Pinnacle Note investment, collectively valued at $485,119 and professional fees valued at $162,000.

The Company issued 6,510,000 shares of its $0.001 par value common stock in order to settle the dispute with investors and agents, which arose over the M&E Note, and which allowed the M&E Note to be settled and converted.  The value of the shares was $317,136 and is recorded as a loss on debt settlement during the three months ended March 31, 2004.

There have been no other issuances of preferred or common stock.

#

Item 2. Management's Discussion and Analysis or Plan of Operation

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

General

Although we are still considered to be in the development stage, we have begun commercial delivery of our products and services.  In the quarter ended March 31, 2004 we booked the first revenues for our proprietary technologies and products directed toward the lodging sector, these revenues having resulted from commercial sales rather than a converted pre-commercial arrangement.  Additional commercial sales orders have been received for our lodging sector products and services and additional deliveries have subsequently occurred and are increasing.  In the current quarter we have expanded our services offered to the lodging sector by developing additional proprietary technology and executing a broad-based agreement with a large worldwide e-business reservation service.  Management believes that this expanded service delivery coupled with the agreement with the e-business reservation service will greatly increase the commercial usage and viability of our products and services directed toward the lodging sector.

We have come to terms with a second company for the provision of commercial development, field implementation, field management and field support of our e-health products and services.  This arrangement involves the delivery of our MD@Rx PDA-based products and services for electronic medication prescription fulfillment.  Commercial delivery of the MD@Rx products as well as on-going development of same to better service the Medicaid and uninsured patients markets have begun subsequent to March 31.  We have also executed an agreement with a nationwide medical IT services company to license and provide services related to our proprietary medical technologies in return for a significant equity stake.  This agreement also contemplates the integration of some of our proprietary technologies into the products and services of our new partner.

Our proprietary products and services directed toward the satellite re-broadcast sector remain in the pre-commercial stage although the company is in later-stage discussions with a major marketer of satellite re-broadcast services that conclude and thus lead to a commercial delivery or adoption of this third business line in the current quarter.

#

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

#

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

Our PDA software operates on any Microsoft Windows CE “Pocket PC” based handheld device, either in a wireless or “wired” mode.  The local host for our PDA devices is a Windows (9X, NT, XP or later) based PC, which, in turn, permits one to eight of the aforementioned PDAs to be linked to either a medical network or hotel/motel wide area network, or help-desk network, and allows each PDA to become a uniquely identified mobile node on that network, independent of PC linkage, thereby, assisting the professional, whether he be a doctor, hotel owner, hotel guest or satellite broadcast technician.

Our PDA software provides rules based software capabilities and the ability to receive order fulfillment information for over 5,000 users simultaneously, which represents approximately 3 years of user encounters in a typical network setting, and allows the user to access financial and technical data and/or rules, coverages and policies.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-QSB for the period ended March 31, 2004.

#

Results of Operations

The following is an itemization of our results of operations for the three-month period ended March 31, 2004 in comparison to our results of operations for the period ended March 31, 2003.

REVENUES. Total revenues for the three-month period ended March 31, 2004 were $55,392 as compared to total revenues of $500 for the three-month period ended March 31, 2003.  As a development stage company we have yet to generate significant revenues and we cannot guarantee with certainty when we will begin to generate significant revenues.  Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses relate to the operation and leasing costs of our corporate office.  General and administrative expenses for the three-month period ended March 31, 2004 were $59,082 compared to $38,878 for the three-month period ended March 31, 2003.  We anticipate purchases of equipment and other office related supplies in conjunction with the generation of revenues from business operations.

PAYROLL EXPENSE. Payroll expense consists primarily of management and employee salaries.  Total payroll expense for the three-month period ended March 31, 2004 was $80,540.  The Company incurred payroll expense for the three-month period ended March 31, 2003 of $58,881.

PROFESSIONAL FEES. Professional fees include fees paid to our accountants and attorneys.  Our professional fees were $238,530 for the three-month period ended March 31, 2004.  The Company incurred professional fees for the three-month period ended March 31, 2003 of $30,570.

STOCK-BASED COMPENSATION. Stock-based compensation expense represents stock paid to our executive officers in lieu of cash.  Stock-based compensation expense for the three-month period ended March 31, 2004 was $485,119 compared to $231,000 for the three-month period ended March 31, 2003.  Stock-based compensation is used to preserve cash for business operations.

SOFTWARE DEVELOPMENT. Software Development expense increased in the first quarter of 2004 as management focused on integrating our software systems; communication tools and suite of software applications with those of our partners.  Software Development expense for the three-month period ended March 31, 2004 was $69,641.  The Company incurred software development expense for the three-month period ended March 31, 2003 of $1,000.

IMPAIRMENT LOSS ON OPERATING ASSETS.  Impairment loss on operating assets expense for the three-month period ended March 31, 2004 was $111,473.  The Company incurred no such expense for the three-month period ended March 31, 2003.

DEPRECIATION. Depreciation was $33,315 for the three-month period ended March 31, 2004 compared to $36,377 for the three-month period ended March 31, 2003.  This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the three-month period ended March 31, 2004 were $1,077,700 compared to $396,706 for the three-month period ended March 31, 2003.  The increase in total operating expenses was mainly a result of an increase in professional fees, stock-based compensation, software development expense and the impairment loss on operating assets.

LOSS ON DEBT SETTLEMENT. In the three-month period ended March 31, 2004 the Company retired past debts valued at $317,136.  The Company incurred no such expense for the three-month period ended March 31, 2003.  We will continue to retire our outstanding debt as revenue allows.

#

INTEREST INCOME. The Company did not record any interest income for the three-month period ended March 31, 2004 compared to $560 for the three-month period ended March 31, 2003.

FINANCING COSTS. In the three-month period ended March 31, 2004 the Company incurred financing costs of $408,255.  The Company incurred no such expense for the three-month period ended March 31, 2003.

INTEREST EXPENSE. Interest expense was $9,051 for the three-month period ended March 31, 2004 compared to $10,823 for the three-month period ended March 31, 2003.

NET LOSS. Our loss from operations was $1,756,750 for the three-month period ended March 31, 2004 compared to $406,469 for the three-month period ended March 31, 2003.  It should be expected that we will continue to incur losses from operations until such time as revenues can be generated to cover such costs.

Future Business

The elements of our future business strategy include: expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services, particularly for our hotel/motel and satellite products; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to our proposed operations.  Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with health insurers and HMOs to provide our e-healthcare products and services, and to establish relationships with large hotel and/or motel chains for our hotel/motel products.

Liquidity and Capital Resources

Management believes our cash and equivalents on hand of $785,247 will be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given we have positive working capital of $687,845.  However, we may from time to time need to raise additional funds through capital markets.  Our accountant has issued a note concerning our ability to continue as a going concern.  As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

To date, we have financed our cash flow requirements through revenues generated from operations, an issuance of common stock and through the issuance of notes.  During the three months ended March 31, 2004, we received a loan totaling $700,000 at an interest rate of 12% maturing September 25, 2004.

During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues.  Further, we will be obtaining financing to fund operations through additional common stock offerings, note issuances and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available cash on hand.

All investor inquiries should be directed via mail to Mr. Keith Berman, Secretary, CareDecision Corporation, 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

#

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

[balance of this page intentionally left blank]

#

PART II – OTHER INFORMATION

Item 6(a) – Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.1	Articles of Incorporation & By-Laws

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

Item 6(b) – Reports Filed on Form 8-K

For the quarter ended March 31, 2004 the Company filed the following reports on Form 8-K with the Securities and Exchange Commission:

On January 16, 2004, the Company announced, under Item 9. Regulation FD Disclosure that we are in discussions with a media and commercial satellite broadcast concern for a series of revenue-generating agreements covering the product sale, marketing, service and additional projects based on our SateLink Satellite Wi-Fi technologies.

On January 30, 2004, the Company announced, under Item 9. Regulation FD Disclosure that we have received several unsolicited offers for the acquisition of, or rights to, our e-health technologies, software applications and other medically related intellectual properties that are not part of the Company’s current core businesses.

On February 6, 2004, the Company announced, under Item 9. Regulation FD Disclosure that we have entered into a Strategic Partnership (“Partnership”) with DataFuzion Inc. (“Fuzion”).  Fuzion is a Denver, CO-based medical data warehouse and data mining software application and services provider, and is also a participant in the field of medical business intelligence and decision-making tools.  This Partnership will provide the Company with a substantial equity stake in Fuzion and grant Fuzion access to the Company’s PDA based and Wi-Fi medical technologies.

#

On March 3, 2004, the Company announced, under Item 9. Regulation FD Disclosure that we have entered into an agreement for the placement of our proprietary PDA- based ResidenceWare Wi-Fi e-business systems to hotels located in the New York City metro region.  This agreement will involve ResidenceWare implementations at individual member hotels chains such as Days Inn, Quality Inn, Comfort Inn and Super 8.

On March 12, 2004, the Company announced, under Item 9. Regulation FD Disclosure that our recent partnership and equity stake with DataFuzion, Inc. ("Fuzion") is being expanded to include an acquisition that Fuzion is making prior to its initial registration filing.  The Company also announced that progress has been made with our proposed satellite media partner.  An offer has been extended for an exclusive negotiation period to close a series of agreements, including a product development contract and a recurring revenue service arrangement.  The Company is also in the final stages of negotiating a strategic partnership, investment agreement and a DataFuzion-like option agreement with a lodging e-business dotcom.

On March 15, 2004, the Company announced, under Item 9. Regulation FD Disclosure that we will be featured on an episode of the 30-minute financial program "Let's Talk Stock" (“LTS”), shown on CNBC TV.  The episode highlighting CareDecision is expected to air in May.

[balance of this page intentionally left blank]

#

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareDecision Corporation

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: May 14, 2004

By: /s/ Robert Cox

Robert Cox

President and CEO

Date: May 14, 2004

By: /s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO

#