Form 10QSB
period 2004-06-30
CAREDECISION CORP
filed 2004-08-16
CIK 1144225

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: June 30, 2004

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

_________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                           197,905,421


/1/


                         CareDecision Corporation
                       (a Development Stage Company)

                             Table of Contents

                                                                       Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                           3

    Consolidated Balance Sheet June 30, 2004 (unaudited)                 4

    Consolidated Statements of Operations For the Three and Six          5
    Months Ended June 30, 2004 and 2003 (unaudited) and For the
    Period July 6, 2000 (Inception) to June 30, 2004 (unaudited)

    Consolidated Statements of Cash Flows For the Six Months             6
    Ended June 30, 2004 and 2003 (unaudited) and For the Period
    July 6, 2000 (Inception) to June 30, 2004 (unaudited)

    Notes to Financial Statements                                        7

  Item 2. Management's Discussion and Analysis or Plan of Operation     10

  Item 3. Controls and Procedures                                       16

PART II - OTHER INFORMATION

  Item 6(a). Exhibits                                                   17

  Item 6(b). Reports Filed on Form 8-K                                  17

SIGNATURES                                                              18


/2/


Part I - Financial Information

     Item 1. Financial Statements






                    CareDecision Corporation
                  (a Development Stage Company)

                   Consolidated Balance Sheet
                              as of
                    June 30, 2004 (unaudited)

                               and

              Consolidated Statements of Operations
               for the Three and Six Months Ended
         June 30, 2004 (unaudited) and 2003 (unaudited),
                       and For the Period
      July 6, 2000 (Inception) to June 30, 2004 (unaudited)

                               and

              Consolidated Statements of Cash Flows
                    for the Six Months Ended
         June 30, 2004 (unaudited) and 2003 (unaudited),
                       and For the Period
      July 6, 2000 (Inception) to June 30, 2004 (unaudited)


/3/


                             CareDecision Corporation
                           (a Development Stage Company)
                            Consolidated Balance Sheet
                                    (unaudited)



Assets                                                              June 30,
                                                                      2004
                                                                 ------------
Current assets:
  Cash and equivalents                                           $    715,185
  Accounts receivable, net                                             54,237
                                                                 ------------
    Total current assets                                              769,422
                                                                 ------------

Fixed assets, net                                                     333,915
                                                                 ------------
                                                                 $  1,103,337

Liabilities and Stockholders' Equity

Current liabilities:
  Note payable to shareholder                                    $     10,497
  Notes payable                                                        52,250
                                                                 ------------
    Total current liabilities                                          62,747
                                                                 ------------

Long-term debt                                                        721,088
Convertible notes - related party                                         531
                                                                 ------------

                                                                      784,366
                                                                 ------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares                     208
   authorized, 207,526 shares issued and outstanding

  Common stock, $0.001 par value, 290,000,000 shares
   authorized, 197,905,421 shares issued and  outstanding             197,906
  Additional paid-in capital                                        8,469,121
  (Deficit) accumulated during development stage                   (8,348,263)
                                                                 ------------
                                                                      318,971
                                                                 ------------
                                                                 $  1,103,337



 The accompanying notes are an integral part of these financial statements.


/4/


                           CareDecision Corporation
                         (a Development Stage Company)
                     Consolidated Statements of Operations
                                  (unaudited)



                               For the              For the
                             three months          six months     July 6, 2000
                            ended June 30,        ended June 30,  (Inception)
                        -------------------  --------------------  to June 30,
                            2004      2003      2004      2003        2004
                        ---------  --------  ---------- ---------  -----------

Revenue                 $  57,550  $  1,350  $  112,942 $   1,850  $   190,755
                        ---------  --------  ---------- ---------  -----------

Expenses:
 Small computer            20,095         -      20,095         -       20,095
  hardware cost
 Wireless network          69,698         -      69,698         -       69,698
  and infrastructure
  computer cost
 General and               49,228    45,111     108,310    83,989      354,379
  administrative
  expenses
 Payroll expense           84,405    63,913     164,945   122,794      564,776
 Professional fees         55,325    12,658     293,855    43,228      528,129
 Stock-based              503,400   125,000     988,519   356,000    4,066,798
  compensation
 Software development      16,667     2,950      86,308     3,950      276,279
 Impairment loss on       166,955         -     278,428         -    1,279,198
  operating assets
 Depreciation              24,630    80,623      57,945   165,652      235,842
                        ---------  --------  ---------- ---------  -----------
   Total expenses         990,403   330,255   2,068,103   775,613    7,395,194
                        ---------  --------  ---------- ---------  -----------

Net operating (loss)     (932,853) (328,905) (1,955,161) (773,763)  (7,204,439)
Other income (expense):
 (Loss) on debt           (60,000)  (37,094)   (377,136)  (37,094)    (480,155)
  settlement
 Interest income            1,004         1       1,004       561        3,795
 Financing costs                -         -    (408,255)        -     (408,255)
 Interest (expenses)      (44,250)  (11,981)    (53,301)  (22,804)    (259,210)
                        ---------  --------  ---------- ---------  -----------

Net (loss)            $(1,036,099)$(377,979)$(2,792,849)$(833,100) $(8,348,264)
                      =========================================================

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted             194,072,729 84,432,887 166,246,108 83,473,288
                     =========== ========== =========== ==========

Net (loss) per share
- basic and fully
diluted              $   (0.01) $   (0.00) $    (0.02) $   (0.01)
                     =========  =========  ==========  =========



 The accompanying notes are an integral part of these financial statements.


/5/


                           CareDecision Corporation
                         (a Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                   For the six months ended      July 6,2000
                                           June 30,            (inception) to
                                  --------------------------      June 30,
                                      2004          2003            2004
                                  ------------  ------------   --------------

Cash flows from operating
activities
Net (loss)                        $ (2,792,849) $   (833,100)  $   (8,348,264)
Adjustment to reconcile net (loss)
 to net cash (used) by operating
 activities:
Shares issued for stock-based          988,519       356,000        4,087,660
 compensation
Shares issued for professional fees    293,855             -          293,855
Shares issued for financing costs      423,977             -          423,977
Warrants issued for interest expense         -             -          112,800
Loss on impairment of operating assets 278,428             -        1,279,198
Loss on debt settlement                377,136        37,094          454,230
Depreciation                            57,945       165,652          235,842
Changes in operating
 assets/liabilities
  (Increase) in accounts receivable    (54,237)            -          (54,237)

  Decrease in notes receivable          50,000         5,376                -
  Increase in accrued interest               -             -           47,527
   related to long-term debts
  (Decrease) in other liabilities       (2,180)            -                -
                                  ------------  ------------   --------------
Net cash (used) by operating          (379,406)     (268,978)      (1,467,412)
 activities                       ------------  ------------   --------------


Cash flows from financing
activities
 Convertible notes - related party     (13,869)       50,000              531
 Proceeds from long-term debt          721,088             -        1,246,088
 Proceeds from note payable to          35,334       124,790          132,302
  shareholder
 Payments on note payable to          (102,635)       (5,000)        (117,035)
  shareholder
 Issuance of common stock              425,400             -          920,711
                                  ------------  ------------   --------------
Net cash provided by financing       1,065,318       169,790        2,182,597
activities                        ------------  ------------   --------------

Net increase in cash                   685,912       (99,188)         715,185
Cash - beginning                        29,273       111,101                -
Cash - ending                     $    715,185  $     11,913   $      715,185
                                  ============  ============   ==============

Supplemental disclosures:
 Interest paid                    $          -  $          -   $            -
                                  ============  ============   ==============
 Income taxes paid                $          -  $          -   $            -
                                  ============  ============   ==============

Non-cash transactions:

 Number of common shares issued
  for stock-based compensation      77,660,500     8,000,000      128,437,985
                                  ============  ============   ==============
 Number of warrants issued for
  interest expense                  10,000,000             -       34,000,000
                                  ============  ============   ==============
 Number of common shares issued
  for debt settlement                6,510,000       741,875        8,251,875
                                  ============  ============   ==============
 Number of common shares issued
  to acquire software                        -     2,500,000        2,500,000
                                  ============  ============   ==============
 Number of common shares issued
  as dividend                                -             -        6,469,161
                                  ============  ============   ==============
 Number of stock options issued
  as compensation                            -             -       19,750,000
                                  ============  ============   ==============
 Number of common shares issued
  for conversion of debt to equity   7,350,000             -        7,350,000
                                  ============  ============   ==============
 Number of preferred shares
  issued for financing costs           207,526             -          207,526
                                  ============  ============   ==============



 The accompanying notes are an integral part of these financial statements.


/6/


                    CareDecision Corporation
                  (a Development Stage Company)
                              Notes


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

Note 2 - Fixed assets

Depreciation expense totaled $57,945 and $165,652 for the six-month periods ended June 30, 2004 and 2003, respectively.

Note 3 - Impairment loss on operating assets

On June 30, 2004, the Company determined that it should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a $278,428 impairment loss on operating assets recorded on the Statement of Operations for the six months ended June 30, 2004.


/7/


                    CareDecision Corporation
                  (a Development Stage Company)
                              Notes

Note 4 - Notes payable

M and E Equities, LLC Renegotiated Note

Based on terms negotiated on March 4, 2002, and after a further documentation process that was completed on April 23, 2002, Medicius, Inc., the Company's merger partner in its June 2002 merger, was loaned $475,000 from M and E Equities, LLC (M&E) (as previously discussed in Note 6). A condition of the loan stipulated that Medicius, Inc. complete its merger with the Company and become a fully reporting public company. As of
December 31, 2003, after a partial payment of interest and principal and a settlement of a legal dispute that arose over this note and other issues, the remaining value of the note and accrued interest was $522,527. On March 2, 2004, the Company renegotiated its debt with M&E. The terms of the agreement are stipulated as follows:

   1. $320,000  is paid to M&E by Wells & Company, Inc.,  Lima
      Capital, Inc., JC Financial, Inc. and Corporate Architects, Inc. to satisfy a remaining principal amount of $400,000.

   2. M&E agreed to transfer 10,000,000 of the Class A Warrants, formerly issued by Medicius, Inc., with an expiration date of January 5, 2005 to Empyreon.net Corp. for $30,000, and 2,000,000 Class A Warrants to Mr. Moshe Mendlowitz for $20.00. The Company incurred interest expense during the six months ended June 30, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

   3. The outstanding note balance of $200,526 was recapitalized into 207,526 shares of the Company's $0.001 par value Class A 2002 Convertible Preferred Stock and registered in M&E's name. Each share of Class A 2002 Convertible Preferred Stock is convertible into 18 shares (3,717,468 total) of the Company's $0.001 par value common stock at $0.055556 per share. M&E agrees to hold the Preferred Shares for a minimum of one year, pursuant to Rule 144, with no conversions allowed during that period of time. After the one year, M&E may convert and sell only 500,000 shares of the Company's $0.001 par value common stock every 60 days as permissible by Rule 144.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle). The Secured Convertible
Promissory Note bears interest at the rate of 12% per annum, matures September 25, 2004, except if extended for an additional six months at the option of the company, and is secured by 14,000,000 shares of the Company's $0.001 par value common stock. Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the
Note into shares of the Company's $0.001 par value common stock at a conversion price of $0.08 per share, unless such conversion would result in Pinnacle being deemed the "beneficial owner" of 4.99% or more of the then-outstanding Common Shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.


The  Company  recorded  interest  expense  totaling  $53,301  and
$22,804 during the six months ended June 30, 2004 and 2003.   The
Company also recorded financing costs totaling $408,255 during the six months ended June 30, 2004.


/8/


                    CareDecision Corporation
                  (a Development Stage Company)
                              Notes

Note 5 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 290,000,000 shares of $0.001 par value common stock.

Preferred stock

The Company issued 207,526 of its $0.001 par value preferred shares for financing costs of $354,800. Each preferred share is convertible into 18 shares of the Company's $0.001 par value common stock at $1.00 per share.

Common stock

The Company issued 7,350,000 shares of its $0.001 par value common stock to various individuals to convert $522,000 in debt to equity during the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company issued 77,660,500 shares of its $0.001 par value common stock to various individuals and entities for consulting services, finders' fees to two individuals who introduced the company to its proposed satellite e-broadcast partner, agent's fees associated with the company's proposed acquisition of MDU Services, Inc., agent's fees for the introduction and fees associated with the company's recent agreement with an e-business partner for its hotel sector product and technical expenses incurred associated with this agreement, documentation and initiation fees owing to the Pinnacle Note investment, collectively valued at $988,519 and professional fees valued at $293,855.

The Company issued 6,510,000 shares of its $0.001 par value common stock in order to settle the dispute with investors and agents, which arose over the M&E Note, and which allowed the M&E Note to be settled and converted. The value of the shares was $377,136 and is recorded as a loss on debt settlement during the six months ended June 30, 2004.

There have been no other issuances of preferred or common stock.

Note 6 - Subsequent events

On  July  31, 2004, a note holder elected to convert its  $50,000 face value loan into 2,000,000 shares of the Company's $0.001 par value common stock in full satisfaction of the loan plus accrued interest.

On August 4, 2004 the Company received proposal for a possible merger with a division or divisions of a $100-plus million company with interests in several areas related to the company's businesses. The Company's Board of Directors is considering this proposal.


/9/


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

General

     Although we are still considered to be in the development stage, we have begun commercial delivery of our products and services. For the six-months ended June 30, 2004 we booked revenues of $112,942 for our proprietary technologies and products directed toward the lodging sector, these revenues having resulted from commercial sales rather than a converted pre-commercial arrangement. Additional commercial sales orders have been received for our lodging sector products and services and additional deliveries have subsequently occurred and are increasing. In the current quarter we have expanded our services offered to the lodging sector by developing additional proprietary technology and executing a broad-based agreement with a large worldwide e-business reservation service. Management believes that this expanded service delivery coupled with the agreement with the e-business reservation service will greatly increase the commercial usage and viability of our products and services directed toward the lodging sector.

     We have come to terms with a second company for the provision of commercial development, field implementation, field management and field support of our e-health products and services. This arrangement involves the delivery of our MD@Rx PDA-based products and services for electronic medication prescription fulfillment. Commercial delivery of the MD@Rx products as well as on-going development of same to better service the Medicaid and uninsured patients markets have begun in this quarter. We have also executed an agreement with a nationwide medical IT services company to license and provide services related to our proprietary medical technologies in return for a significant equity stake. This agreement also contemplates the integration of some of our proprietary technologies into the products and services of our new partner.

     On August 4, 2004 we received a proposal for a possible merger with a division or divisions of a $100-plus million company with interests in several areas related to our businesses. Our Board of Directors is considering this proposal.


/10/


     Our proprietary products and services directed toward the satellite re-broadcast sector remain in the pre-commercial stage although the company is in later-stage discussions with a major marketer of satellite re-broadcast services that could conclude and thus lead to a commercial delivery or adoption of this third business line.

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


/12/


     The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

Results of Operations

     The following is an itemization of our results of operations for the six-month period ended June 30, 2004 in comparison to our results of operations for the same period ended June 30, 2003.

REVENUES. Total revenues for the six-month period ended June 30, 2004 were $112,942 as compared to total revenues of $1,850 for the six-month period ended June 30, 2003. As a development stage company we have yet to generate significant revenues and we cannot guarantee with certainty when we will begin to generate significant revenues. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

SMALL COMPUTER HARDWARE COST. Small computer hardware cost for the six-month period ended June 30, 2004 was $20,095. The
Company incurred no such expense for the six-month period ended
June 30, 2003.

WIRELESS NETWORK AND INFRASTRUCTURE COMPUTER COST. Wireless network and infrastructure computer cost for the six-month period ended June 30, 2004 was $69,698. The Company incurred no such expense for the six-month period ended June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the six-month period ended June 30, 2004 were $108,310 compared to $83,989 for the six-month period ended June 30, 2003. We anticipate purchases of equipment and other office related supplies in conjunction with the generation of revenues from business operations.

PAYROLL EXPENSE. Payroll expense consists primarily of management and employee salaries. Total payroll expense for the six-month period ended June 30, 2004 was $164,945. The Company incurred payroll expense for the six-month period ended June 30, 2003 of $122,794.

PROFESSIONAL FEES. Professional fees include fees paid to our accountants, attorneys and investment bankers. Our professional fees were $293,855 for the six-month period ended June 30, 2004. The Company incurred professional fees for the six-month period ended June 30, 2003 of $43,228.

STOCK-BASED COMPENSATION. Stock-based compensation expense represents stock paid to our executive officers in lieu of cash. Stock-based compensation expense for the six-month period ended June 30, 2004 was $988,519 compared to $356,000 for the six-month period ended June 30, 2003. Stock-based compensation is used to preserve cash for business operations.

SOFTWARE DEVELOPMENT. Software Development expense increased in the first half of 2004 as management focused on integrating our software systems; communication tools and suite of software applications with those of our partners. Software Development expense for the six-month period ended June 30, 2004 was $86,308. The Company incurred software development expense for the six-month period ended June 30, 2003 of $3,950.


/13/


IMPAIRMENT LOSS ON OPERATING ASSETS. On June 30, 2004, management determined that we should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a $278,428 impairment loss on operating assets recorded on the Statement of Operations for the six months ended June 30, 2004. The Company incurred no such expense for the six-month period ended June 30, 2003.

DEPRECIATION. Depreciation was $57,945 for the six-month period ended June 30, 2004 compared to $165,652 for the six-month period ended June 30, 2003. This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the six-month period ended June 30, 2004 were $2,068,103 compared to $775,613 for the six-month period ended June 30, 2003. The increase in total operating expenses was mainly a result of an increase in professional fees, stock-based compensation, software development expense and the impairment loss on operating assets.

LOSS ON DEBT SETTLEMENT. Loss on debt settlement for the six-month period ended June 30, 2004 was $377,136 compared to $37,094 for the six-month period ended June 30, 2003. We will continue to retire our outstanding debt as our cash position allows.

INTEREST INCOME. The Company recorded $1,004 in interest income for the six-month period ended June 30, 2004 compared to $561 for the six-month period ended June 30, 2003.

FINANCING COSTS. In the six-month period ended June 30, 2004 the
Company incurred financing costs of $408,255. The Company incurred no such expense for the six-month period ended June 30, 2003.

INTEREST EXPENSE. Interest expense was $53,301 for the six-month period ended June 30, 2004 compared to $22,804 for the six-month period ended June 30, 2003.

NET LOSS. Our net loss was $2,792,849 for the six-month period ended June 30, 2004 compared to $833,100 for the six-month period ended June 30, 2003. It should be expected that we will continue to incur losses from operations until such time as revenues can be generated to cover such costs.


Future Business

     The elements of our future business strategy include: expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services, particularly for our hotel/motel and satellite products; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to our proposed operations. Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with health insurers and HMOs to provide our e-healthcare products and services, and to establish relationships with large hotel and/or motel chains for our hotel/motel products. In the six-month period ending June 30, 2004 the company expanded by opening regional offices for service in North Dakota and sales in Florida.


/14/


Liquidity and Capital Resources

     Management believes our cash and equivalents on hand of $715,185 will be sufficient to fund ongoing fiscal 2004 and 2005 operations and provide for our working capital needs given we have positive working capital of $706,675. However, we may from time to time need to raise additional funds through capital markets. Our accountant has issued a note concerning our ability to continue as a going concern. As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

     To date, we have financed our cash flow requirements through revenues generated from operations, an issuance of common stock and through the issuance of notes. During the three months ended
June 30, 2004, we received a loan totaling $700,000 at an interest rate of 12% maturing September 25, 2004.

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



         [balance of this page intentionally left blank]


/15/


Item 3. Controls and Procedures

       (a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

  (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



         [balance of this page intentionally left blank]


/16/


                   PART II - OTHER INFORMATION

     Item 6(a) - Exhibits

  Exhibit  Name and/or Identification of Exhibi
  Number

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

  31        Rule 13a-14(a)/15d-14(a) Certification

  32        Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)



     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended June 30, 2004 the Company filed the following reports on Form 8-K with the Securities and Exchange
Commission:

     On April 7, 2004, the Company announced, under Item 9. Regulation FD Disclosure that on March 30, 2004 we received primary institutional funding in the amount of $700,000 from Pinnacle Investment Partners, LP ("Pinnacle"). The primary funding is to be used for the nationwide rollout of our ResidenceWare Wi-Fi products and for other business development purposes.

     On April 20, 2004, the Company announced, under Item 9. Regulation FD Disclosure, new developments to our previously announced strategic partnership with DataFuzion Inc. ("Fuzion"). According to terms of the enhanced partnership, Fuzion is granted new licenses for use of our MD@Desktop and patent-pending MD@Practice-Probe medical technologies. In return for the additional technology sharing, valued by the two firms at $2.8 million, CareDecision will receive a larger equity stake in Fuzion, a majority of this stake is expected to be distributed to our shareholders as a dividend.

     On April 26, 2004, the Company announced, under Item 9. Regulation FD Disclosure that we are in the latter stages of negotiation with CareGeneration, Inc., a leading distributor of pharmaceutical products and a division of Kelly Co. World Group, Inc., for the implementation and on-going support of our patent pending MD@Rx, MD@Desktop, MD@Practice-Probe and MD@Server products and technologies, to be used in a nationwide e-health initiative.


/17/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CareDecision Corporation
-----------------------------------------------------------------
                          (Registrant)




Date: August 13, 2004



By: /s/ Robert Cox
    --------------
    Robert Cox
    President and CEO





Date: August 13, 2004




By: /s/ Keith Berman
    ----------------
    Keith Berman
    Secretary and Treasurer/CFO


/18/