Form 10QSB
period 2004-09-30
CAREDECISION CORP
filed 2004-11-16
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 224,906,421

CareDecision Corporation

(a Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet September 30, 2004 (unaudited)	4

Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited) and For the Period July 6, 2000 (Inception) to September 30, 2004 (unaudited)	5

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2004 and 2003 (unaudited) and For the Period July 6, 2000 (Inception) to September 30, 2004 (unaudited)	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6(a). Exhibits	17

Item 6(b). Reports Filed on Form 8-K	17

SIGNATURES	18

Part I - Financial Information

Item 1. Financial Statements

CareDecision Corporation

(a Development Stage Company)

Consolidated Balance Sheet

as of

September 30, 2004 (unaudited)

and

Consolidated Statements of Operations

for the Three and Nine Months Ended

September 30, 2004 (unaudited) and 2003 (unaudited),

and For the Period

July 6, 2000 (Inception) to September 30, 2004 (unaudited)

and

Consolidated Statements of Cash Flows

for the Nine Months Ended

September 30, 2004 (unaudited) and 2003 (unaudited),

and For the Period

July 6, 2000 (Inception) to September 30, 2004 (unaudited)

CareDecision Corporation

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	September 30,
2004
Current assets:
Cash and equivalents	$558,185
Accounts receivable, net	50,407
Inventory	59,685
Note receivable	-
Total current assets	668,277

Fixed assets, net	314,073

Other	-

$982,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$50,000
Note payable to shareholder	10,497
Notes payable	-
Total current liabilities	60,497

Long-term debt	700,088
Convertible notes – related party	531

761,116

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 207,526 shares issued and outstanding	208
Common stock, $0.001 par value, 1,200,000,000 shares
authorized, 224,906,421 issued and outstanding	224,906
Additional paid-in capital	9,107,921
(Deficit) accumulated during development stage	(9,111,800)
221,234

$982,350

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					July 6, 2000
	For the three months ended		For the nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004

Revenue	$ 51,670	$ 22,848	$ 181,108	$ 24,698	$ 207,251

Expenses:
Hardware costs	69,874	-	89,969	-	89,969
Network and infrastructure	25,764	-	95,462	-	95,462
General and administrative expenses	44,020	35,556	185,338	119,545	363,224
Payroll expense	100,066	48,415	265,011	171,209	664,842
Stock-based compensation	33,600	-	33,600	-	33,600
for employee benefits
Professional fees	36,459	11,465	330,314	54,693	564,588
Stock-based compensation	410,850	152,750	1,399,369	508,750	4,477,648
for consulting fees
Software development	33,332	-	119,640	3,950	309,611
Stock-based compensation	21,600	-	21,600	-	21,600
for software development
Impairment loss on operating assets	-	-	278,428	-	1,279,198
Depreciation	19,842	80,622	77,787	246,274	255,684
Total expenses	795,407	328,808	2,896,518	1,104,421	8,155,426

Net operating (loss)	(743,737)	(305,960)	(2,715,410)	(1,079,723)	(7,948,175)
Other income (expense):
(Loss) on debt settlement	-	(25,000)	(377,136)	(62,094)	(480,155)
Interest income	1,200	-	2,204	561	4,995
Financing costs	-	-	(408,255)	-	(408,255)
Interest (expense)	(21,000)	(12,754)	(74,301)	(35,558)	(280,210)

Net (loss)	$ (763,537)	$ (343,714)	$(3,572,898)	$ (1,176,814)	$ (9,111,800)

Weighted average number of
common shares outstanding –
basic and fully diluted	216,394,551	100,990,475	183,469,542	92,711,681

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the nine months ended		(inception) to
	September 30,		September 30,
	2004	2003	2004

Cash flows from operating activities
Net (loss)	$(3,572,898)	$(1,176,814)	$(9,111,800)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation for employee benefits	33,600	-	33,600
Stock-based compensation for consulting fees	1,399,369	508,750	4,498,510
Stock-based compensation for professional fees	293,855	-	293,855
Stock-based compensation for software development	21,600	-	21,600
Stock-based compensation for financing costs	423,977	-	423,977
Warrants issued for interest expense	-	-	112,800
Loss on impairment of operating assets	278,428	-	1,279,198
Loss on debt settlement	377,136	62,094	480,155
Depreciation	77,787	246,274	255,684
Changes in operating assets/liabilities
(Increase) decrease in accounts receivable	(50,407)	5,376	(50,407)
Increase in notes receivable	-	(34,248)	-
(Increase) in inventory	(59,685)	-	(59,685)
Increase in accounts payable	50,000	-	50,000
Increase in accrued interest related to long-term debts	-	3,095	-
(Decrease) in other liabilities	(2,180)	-	-
Net cash (used) by operating activities	(729,418)	(385,473)	(1,772,513)

Cash flows from financing activities
Convertible notes – related party	(13,869)	50,000	(13,869)
Proceeds from long-term debt	721,088	25,000	1,246,088
Proceeds from note payable to shareholder	35,334	130,606	132,302
Payments on note payable to shareholder	(109,623)	(22,237)	(154,534)
Issuance of common stock	625,400	135,350	1,120,711
Net cash provided by financing activities	1,258,330	318,719	2,330,698

Net increase in cash	528,912	(66,754)	558,185
Cash – beginning	29,273	111,101	-
Cash – ending	$558,185	$44,347	$558,185

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of common shares issued for stock-based compensation	94,210,500	26,309,748	144,987,985
Number of warrants issued for interest expense	10,000,000	-	34,000,000
Number of common shares issued for settlement	6,510,000	741,875	8,251,875
Number of common shares issued to acquire software	800,000	2,500,000	3,300,000
Number of common shares issued for accounts payable	2,000,000	-	2,000,000
Number of common shares issued as dividend	-	-	6,469,161
Number of stock options issued as compensation	-	-	19,750,000
Number of common shares issued for conversion of debt to equity	7,350,000	-	7,350,000
Number of preferred shares issued for financing costs	207,526	-	207,526

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

Note 2 – Fixed assets

Depreciation expense totaled $77,787 and $246,274 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Note 3 – Impairment loss on operating assets

On June 30, 2004, the Company determined that it should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a $278,428 impairment loss on operating assets recorded on the Statement of Operations for the nine months ended September 30, 2004.

CareDecision Corporation

(a Development Stage Company)

Notes

Note 4 – Notes payable

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

•

M&E agreed to transfer 10,000,000 of the Class A Warrants, formerly issued by Medicius, Inc., with an expiration date of January 5, 2005 to Empyreon.net Corp. for $30,000, and 2,000,000 Class A Warrants to Mr. Moshe Mendlowitz for $20.00.  The Company incurred interest expense during the nine months ended September 30, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

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

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle).  The Secured Convertible Promissory Note bears interest at the rate of 12% per annum, matures September 25, 2004, except if extended for an additional six months at the option of the company, and was secured by 17,000,000 shares of the Company’s $0.001 par value common stock.  Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $0.08 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner” of 4.99% or more of the then-outstanding Common Shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended.  In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

Between September 25, 2004, and October 18, 2004, Pinnacle and the Company negotiated an extension to the Pinnacle Note with a separate set of renewal terms.  On October 19, 2004, the Pinnacle Note was extended by the parties by virtue of a renewal and settlement agreement through January 24, 2005. The Company was required to provide additional security of 2,000,000 shares of the Company’s $0.001 par value common stock, and Pinnacle was provided with a new election to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $0.045 per share.  In addition, should the company complete a merger or similar transaction with the Kelly Companies prior to January 24, 2005, the Note will automatically be extended through March 25, 2005 with additional security due.

CareDecision Corporation

(a Development Stage Company)

Notes

The Company recorded interest expense totaling $74,301 and $35,558 during the nine months ended September 30, 2004 and 2003.  The Company also recorded financing costs totaling $408,255 during the nine months ended September 30, 2004.

Note 5 – Stockholder’s equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 1,200,000,000 shares of $0.001 par value common stock.

Preferred stock

The Company issued 207,526 of its $0.001 par value preferred shares for financing costs of $354,800.  Each preferred share is convertible into 18 shares of the Company’s $0.001 par value common stock at $1.00 per share.

Common stock

The Company issued 7,350,000 shares of its $0.001 par value common stock to various individuals to convert $522,000 in debt to equity during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, the Company issued 77,210,500 shares of its $0.001 par value common stock to various individuals and entities for consulting services for the company’s hotel network business, consulting fees associated with the company’s proposed merger with the Kelly companies, finders’ fees to two individuals who introduced the company to its proposed satellite e-broadcast partner, finders’ fees to two individuals who introduced the company to the Kelly Companies, agent’s fees associated with the company’s proposed acquisition of MDU Services, Inc., agent’s fees for the introduction and fees associated with the company’s recent agreement with an e-business partner for the hotel product sector, contract fees associated to develop and complete certain software for its hotel sector product and technical expenses incurred associated with this agreement, documentation and initiation fees owing to the Pinnacle Note investment,  collectively valued at $1,399,369 and professional fees valued at $293,855. Also as of September 30, 2004, the company has placed in escrow 17,000,000 shares of its $0.001 par value common stock as security for the Pinnacle Note investment.

The Company issued 6,510,000 shares of its $0.001 par value common stock in order to settle the dispute with investors and agents which arose over the M&E Note, and which allowed the M&E Note to be settled and converted.  The value of the shares was $377,136 and is recorded as a loss on debt settlement during the nine months ended September 30, 2004.

On July 31, 2004, a note holder elected to convert its $50,000 face value loan into 2,000,000 shares of the Company’s $0.001 par value common stock in full satisfaction of the loan plus accrued interest.

There have been no other issuances of preferred or common stock.

Note 6 – Subsequent events

On August 4, 2004 the Company received proposal for a possible merger with a division or divisions of a $100-plus million company, and two other entities controlled by the same party. On August 16, 2004 the Company completed a Preliminary Agreement to merge with these entities, more commonly known as the Kelly Companies, two corporations and a division of a third corporation owned or controlled by Ronald Kelly.  On November 3, 2004 the Company entered into a more comprehensive agreement that called for a series of transactions to be completed in December 2004, between the Company and the Kelly Companies, that when accomplished would aggregate the three entities into the Company whereby the Company would be the surviving entity.

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

General

Although we are still considered to be in the development stage, we have begun commercial delivery of our products and services.  For the nine-months ended September 30, 2004 we booked revenues of $181,108 for our proprietary technologies and products directed toward the lodging sector, these revenues having resulted from commercial sales rather than a converted pre-commercial arrangement.  Additional commercial sales orders have been received for our lodging sector products and services and additional deliveries have subsequently occurred and are increasing.  In the current quarter we have expanded our services offered to the lodging sector by developing additional proprietary technology and implemented software and services owing to a broad-based agreement with a large worldwide e-business reservation service.  Management believes that this expanded service delivery coupled with the agreement with the e-business reservation service will greatly increase the commercial usage and viability of our products and services directed toward the lodging sector.

We began implementation of the software and services we have developed for a second company for the provision of commercial development, field implementation, field management and field support of our e-health products and services.  This arrangement involves the delivery of our MD@Rx PDA-based products and services for electronic medication prescription fulfillment.  Delivery of the MD@Rx products as well as on-going development of same to better service the Medicaid and uninsured patients markets increased in this quarter.  We previously executed an agreement with a nationwide medical IT services company to license and provide services related to our proprietary medical technologies in return for a significant equity stake.  This agreement also contemplates the integration of some of our proprietary technologies into the products and services of our partner.

On August 4, 2004 we received a proposal for a possible merger with a division or divisions of a company, and two other entities controlled by the same party.  On August 16, 2004 we completed a Preliminary Agreement to merge with these entities, more commonly known as the Kelly Companies, two corporations and a division of a third corporation owned or controlled by Ronald Kelly.  On November 3, 2004 we entered into a more comprehensive agreement that called for a series of transactions to be completed in December 2004, between CareDecision and the Kelly Companies, that when accomplished would aggregate the three entities into CareDecision whereby CareDecision would be the surviving entity.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-QSB for the period ended September 30, 2004.

Results of Operations

The following is an itemization of our results of operations for the nine-month period ended September 30, 2004 in comparison to our results of operations for the same period ended September 30, 2003.

REVENUES. Total revenues for the nine-month period ended September 30, 2004 were $181,108 as compared to total revenues of $24,698 for the nine-month period ended September 30, 2003.  As a development stage company we have yet to generate significant revenues and we cannot guarantee with certainty when we will begin to generate significant revenues.  Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

HARDWARE COSTS.  Hardware costs for the nine-month period ended September 30, 2004 were $89,969.  The Company incurred no such expense for the nine-month period ended September 30, 2003.

NETWORK AND INFRASTRUCTURE.  Network and infrastructure expense for the nine-month period ended September 30, 2004 was $95,462.  The Company incurred no such expense for the nine-month period ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses relate to the operation and leasing costs of our corporate office.  General and administrative expenses for the nine-month period ended September 30, 2004 were $185,338 compared to $119,545 for the nine-month period ended September 30, 2003.  We anticipate purchases of equipment and other office related supplies in conjunction with the generation of revenues from business operations.

PAYROLL EXPENSE. Payroll expense consists primarily of management and employee salaries.  Total payroll expense for the nine-month period ended September 30, 2004 was $265,011.  The Company incurred payroll expense for the nine-month period ended September 30, 2003 of $171,209.

STOCK-BASED COMPENSATION FOR EMPLOYEE BENEFITS. Stock-based compensation for employee benefits expense represents stock paid to our executive officers in lieu of cash.  Stock-based compensation for employee benefits expense for the nine-month period ended September 30, 2004 was $33,600.  The Company incurred no such expense for the nine-month period ended September 30, 2003.  Stock-based compensation is used to preserve cash for business operations.

PROFESSIONAL FEES. Professional fees include fees paid to our accountants, attorneys and investment bankers.  Our professional fees were $330,314 for the nine-month period ended September 30, 2004.  The Company incurred professional fees for the nine-month period ended September 30, 2003 of $54,693.

STOCK-BASED COMPENSATION FOR CONSULTING FEES. Stock-based compensation for consulting fees expense represents stock paid to our consultants in lieu of cash.  Stock-based compensation for consulting fees expense for the nine-month period ended September 30, 2004 was $1,399,369 compared to $508,750 for the nine-month period ended September 30, 2003.  Stock-based compensation is used to preserve cash for business operations.

SOFTWARE DEVELOPMENT. Software Development expense increased in 2004 as management focused on integrating our software systems; communication tools and suite of software applications with those of our partners.  Software Development expense for the nine-month period ended September 30, 2004 was $119,640.  The Company incurred software development expense for the nine-month period ended September 30, 2003 of $3,950.

STOCK-BASED COMPENSATION FOR SOFTWARE DEVELOPMENT. Stock-based compensation for software development expense represents stock paid for services rendered to assist in the development of our suite of software products in lieu of cash.  Stock-based compensation for software development expense for the nine-month period ended September 30, 2004 was $21,600.  The Company incurred no such expense for the nine-month period ended September 30, 2003.  Stock-based compensation is used to preserve cash for business operations.

IMPAIRMENT LOSS ON OPERATING ASSETS.  On June 30, 2004, management determined that we should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets.  Accordingly, the write down resulted in the realization of a $278,428 impairment loss on operating assets recorded on the Statement of Operations for the nine months ended September 30, 2004.  The Company incurred no such expense for the nine-month period ended September 30, 2003.

DEPRECIATION. Depreciation was $77,787 for the nine-month period ended September 30, 2004 compared to $246,274 for the nine-month period ended September 30, 2003.  This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the nine-month period ended September 30, 2004 were $2,896,518 compared to $1,104,421 for the nine-month period ended September 30, 2003.  The increase in total operating expenses was mainly a result of an increase in professional fees, stock-based compensation, software development expense and the impairment loss on operating assets.

LOSS ON DEBT SETTLEMENT. Loss on debt settlement for the nine-month period ended September 30, 2004 was $377,136 compared to $62,094 for the nine-month period ended September 30, 2003.  We will continue to retire our outstanding debt as our cash position allows.

INTEREST INCOME. The Company recorded $2,204 in interest income for the nine-month period ended September 30, 2004 compared to $561 for the nine-month period ended September 30, 2003.

FINANCING COSTS. In the nine-month period ended September 30, 2004 the Company incurred financing costs of $408,255.  The Company incurred no such expense for the nine-month period ended September 30, 2003.

INTEREST EXPENSE. Interest expense was $74,301 for the nine-month period ended September 30, 2004 compared to $35,558 for the nine-month period ended September 30, 2003.

NET LOSS. Our net loss was $3,572,898 for the nine-month period ended September 30, 2004 compared to $1,176,814 for the nine-month period ended September 30, 2003.  It should be expected that we will continue to incur losses from operations until such time as revenues can be generated to cover such costs.

Future Business

The elements of our future business strategy include: expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services, particularly for our hotel/motel and satellite products; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to our proposed operations.  Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with health insurers and HMOs to provide our e-healthcare products and services, and to establish relationships with large hotel and/or motel chains for our hotel/motel products. In the nine-month period ending September 30, 2004 the company completed an expansion by opening regional offices for service and sales in North Dakota and sales in Florida.

Liquidity and Capital Resources

Management believes our cash and equivalents on hand of $558,185 will be sufficient to fund ongoing fiscal 2004 and 2005 operations and provide for our working capital needs given we have positive working capital of $607,780.  However, we may from time to time need to raise additional funds through capital markets.  In the past, our accountant has issued a note concerning our ability to continue as a going concern.  As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

To date, we have financed our cash flow requirements through revenues generated from operations, an issuance of common stock and through the issuance of notes.  During the nine months ended September 30, 2004, we received a loan totaling $700,000 from Pinnacle Investment Partners, LP (“Pinnacle”) at an interest rate of 12% that was due to mature September 25, 2004.  Between September 25, 2004, and October 18, 2004, we negotiated an extension to the Pinnacle Note with a separate set of renewal terms.

On October 19, 2004, the Pinnacle Note was extended by virtue of a renewal and settlement agreement through January 24, 2005.  We were required to provide additional security of 2,000,000 shares of our $0.001 par value common stock, and Pinnacle was provided with a new election to convert some or the entire then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $0.045 per share.  In addition, should we complete a merger or similar transaction with the Kelly Companies prior to January 24, 2005, the Note will automatically be extended through March 25, 2005 with additional security due.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

Item 6(b) – Reports Filed on Form 8-K

For the quarter ended September 30, 2004 the Company filed the following reports on Form 8-K with the Securities and Exchange Commission:

On September 9, 2004, the Company announced, under Item 8.01 Other Events that on August 12, 2004 our Board of Directors received a proposal for a possible merger with a division or divisions of a company with several business interests that are similar to ours.  Our Board of Directors met Friday, August 13, 2004 to consider this and other opportunities, some previously disclosed, with the objective of enhancing shareholder value.  On August 18, 2004, our Board of Directors had reviewed the above referenced merger offer, and agreed unanimously to prepare two counteroffers with the hopes of moving the negotiations forward toward an agreement.  On August 25, 2004, our Board of Directors announced an agreement to merge with Kelly Companies forming NEXT GENeSYS Corp, with terms based on the recent CareDecision counter-proposal, and subject only to usual and customary closing activities.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareDecision Corporation

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: November 12, 2004

By: /s/ Robert Cox

Robert Cox

President and CEO

Date: November 12, 2004

By: /s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO