Form 10QSB/A
period 2003-03-31
CAREDECISION CORP
filed 2005-02-09
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment 1

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-33187
CareDecision Corporation (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-2105842 (I.R.S. Employer Identification No.)
2 Penn Plaza, 15th Floor, Suite 1500-53, New York, NY (Address of principal executive offices)	10121 (Zip Code)
(212) 292-4959 (Registrant's telephone number, including area code)
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 80,864,137

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheet March 31, 2003 (unaudited)	4
Consolidated Statements of Operations For the Three Months Ended March 31, 2003 and 2002 (unaudited) and For the Period June 21, 2001 (Inception) to March 31, 2003 (unaudited)	5
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2003 and 2002 (unaudited) and For the Period June 21, 2001 (Inception) to March 31, 2003 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Plan of Operation	10
PART II - OTHER INFORMATION
Item 6. Exhibits	13
SIGNATURES	14
ATTACHMENT A – FORM OF CERTIFICATION FOR FORM 10-QSB/A	15

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

as of

March 31, 2003 (unaudited)

and

Consolidated Statements of Operations

for the Three Months Ended

March 31, 2003 and 2002 (unaudited),

and For the Period

June 21, 2001 (Inception) to March 31, 2003 (unaudited)

and

Consolidated Statements of Cash Flows

for the Three Months Ended

March 31, 2003 and 2002 (unaudited),

and For the Period

June 21, 2001 (Inception) to March 31, 2003 (unaudited)

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	March 31,
2003
Current assets:	(Restated)
Cash and equivalents	$81,032
Prepaid interest	67,680
Notes receivable	3,464
Total current assets	152,176

Fixed assets, net	621,625

Loan to officer	388

$774,189

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable to shareholder	$37,199
Notes payable	506,830
Total current liabilities	544,029

Convertible notes – related party	50,000

594,029

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares
authorized, 80,864,137 shares issued and outstanding	80,864
Additional paid-in capital	3,918,145
(Deficit) accumulated during development stage	(3,818,849)
180,160

$774,189

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			June 21, 2001
	For the three months ended		(inception) to
	March 31,		March 31,
	2003	2002	2003
	(Restated)		(Restated)
Revenue	$ 500	$ -	$ 2,500

Expenses:
General & administrative expenses	38,878	-	136,755
Payroll expense	58,881	-	245,700
Professional fees	30,570	-	202,422
Stock-based compensation	293,150	-	1,937,632
Software development	1,000	-	130,000
Impairment loss on operating assets	-	-	1,000,770
Depreciation	-	-	45,310
Total expenses	422,479	-	3,698,589

Other income (expense):
(Loss) on debt settlement	-	-	(25,925)
Interest income	560	-	2,790
Interest (expenses)	(10,823)	-	(99,624)

Net (loss)	$ (432,242)	$ -	$ (3,818,848)

Weighted average number of common
shares outstanding – basic and fully diluted	80,864,137	17,789,500

Net (loss) per share – basic and fully diluted	$ (0.01)	$ -

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			June 21, 2001
	For the three months ended		(inception) to
	March 31,		March 31,
	2003	2002	2003
Cash flows from operating activities	(Restated)		(Restated)
Net (loss)	$(432,242)	$-	$(3,818,848)
Shares issued for services	293,150	-	1,937,632
Loss on debt settlement	-	-	25,925
Impairment loss on operating assets	-	-	1,000,770
Depreciation	-	-	45,310
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) decrease in notes receivable	1,912	-	(3,464)
(Increase) decrease in loan to officer	10,611	-	(388)
Net cash (used) by operating activities	(126,569)	-	(812,675)

Cash flows from financing activities
Proceeds from convertible notes – related party	50,000	-	50,000
Proceeds from notes payable	-	-	545,646
Proceeds from note payable to shareholder	46,500	-	37,199
Issuance of common stock	-	-	260,862
Net cash provided by financing activities	96,500	-	893,707

Net increase in cash	(30,069)	-	81,032
Cash – beginning	111,101	-	-
Cash – ending	$81,032	$-	$81,032

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services provided	5,500,000	-	25,117,737

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from June 21, 2001 (inception) through the period ended March 31, 2003 of $(3,818,848). In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Restatement of financial statements due to change in accounting principle

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

Note 4 – Notes payable – related party

During the three months ended March 31, 2003, the Company received loans totaling $46,500 from a Company shareholder and director.  The notes bear interest at 9% per annum and are due 365 days from date of issuance.

During the three months ended March 31, 2003, the Company recorded interest expense of $10,823.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 5 – Convertible notes

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

Note 6 – Stockholder’s equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock.

On January 24, 2003, the Company issued 5,500,000 shares of $0.001 par value common stock to two individuals for consulting services valued at $231,000.

There have been no other issuances of preferred or common stock.

Note 7 – Related party transactions

During the three months ended March 31, 2003, the Company received $46,500 from Robert Cox, a Company shareholder and Chairman of the Board.  The notes are due on 365 days from issuance and accrued interest at 9% per annum.

During the three months ended March 31, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,538,500 shares of the Company’s $0.001 par value common stock and carries with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price at $0.0325 per share.

Note 8 – Stock option plan

On January 1, 2003, the Company adopted its “2003 Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company’s $0.001 par value common stock.  The Company issued 5,500,000 shares of stock valued at $62,150 pursuant to the plan during the three months ended March 31, 2003.  The options are considered to be anti-dilutive.

Note 9 – Subsequent events

On May 5, 2003, the Company announced it has signed an agreement with a third party hotel management company for the purchase and installation of the Company’s proprietary ResidenceWare multi-unit messaging management system.  The agreement specifies an immediate initial installation of 250 units at a minimum of five hotel locations.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 10 – Reverse acquisitions agreement with Medicius, Inc. (MED)

On June 21, 2001, the Company entered into an agreement with MED whereby the Company acquired all of the issued and outstanding common stock of NDI in exchange for 38,043,863 voting shares of the Company’s $0.001 par value common stock.  The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the MED controlled the Company’s common stock immediately upon conclusion of the transaction.  Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of MED.  The common stock issued was recorded at $0, being the fair value of the Company’s assets on the acquisition date.

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

Our PDA software operates on any Microsoft Windows CE “Pocket PC” based handheld device, either in a wireless or “wired” mode.  The local host for our PDA devices is a Windows (9X, NT or later) based PC in the physician’s office, which, in turn, permits one to eight of the aforementioned PDAs to be linked to the medical network and allows each PDA to become a uniquely identified mobile node on the medical network, independent of PC linkage, thereby, assisting the doctor in the review of relevant patient medical history, medications and prescriptions, lab test ordering, medical step processes and protocols and specialist referral processes.

The PDA software provides rules based software capabilities and the ability to receive order fulfillment information for over 5,000 patients simultaneously, which represents approximately 3 years of patient encounters in a typical primary care medical practice, and allows medical professionals to access payor and health plan business rules, and policy/plan coverage’s directly from the plan(s).

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

STOCK-BASED COMPENSATION. Stock-based compensation expense includes fees paid to individuals engaged to assist management in the furtherance of our business plan.  Stock-based compensation expenses for the three-month period ended March 31, 2003 were $293,150.

SOFTWARE DEVELOPMENT. Software Development cost was minimal as our software systems; communication tools and suite of software applications are complete.  Software Development expense for the three-month period ended March 31, 2003 was $1,000.

IMPAIRMENT LOSS ON OPERATING ASSETS. The company incurred no such costs for the three-month period ended March 31, 2003.

DEPRECIATION. Depreciation was $0 for the three-month period ended March 31, 2003.  This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the three-month period ended March 31, 2003 were $422,479.  Our most significant operating expenses are stock-based compensation and payroll expenses.

LOSS FROM OPERATIONS/NET LOSS. Our loss from operations was $432,242 for the three-month period ended March 31, 2003.  It should be expected that we would continue to incur losses from operations until such time as revenues can be generated to cover such costs.

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

Liquidity and Capital Resources

Management believes our cash on hand of $81,032 will not be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given we have negative working capital of $391,853.  Thus we will from time to time need to raise additional funds through capital markets.  Our accountant has issued a note concerning our ability to continue as a going concern.  As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

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

CareDecision Corporation

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: ___February 8, 2005________

By: /s/ Robert Cox

Robert Cox

President and CEO

Date: __February 8, 2005_________

By: /s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO

Attachment A

Form of Certification for Form 10-QSB/A

CERTIFICATIONS

I, Robert Cox, President of CareDecision Corporation (the “registrant”), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of CareDecision Corporation;

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: __February 8, 2005____

/s/ Robert Cox

Robert Cox

President and CEO

I, Keith Berman, Treasurer and Secretary of CareDecision Corporation (the “registrant”), certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of CareDecision Corporation;

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

b)

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

Date: __February 8, 2005____

/s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO