Form 10QSB/A
period 2003-06-03
CAREDECISION CORP
filed 2005-02-09
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment 1

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-33187
CareDecision Corporation (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-2105842 (I.R.S. Employer Identification No.)
2660 Townsgate Road, Westlake Village, Suite 300, CA 91361 (Address of principal executive offices)	91361 (Zip Code)
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 81,864,137

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheet June 30, 2003 (unaudited)	4
Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited) and For the Period June 21, 2001 (Inception) to June 30, 2003 (unaudited)	5
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2003 and 2002 (unaudited) and For the Period June 21, 2001 (Inception) to June 30, 2003 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Plan of Operation	10
PART II – OTHER INFORMATION
Item 6. Exhibits	14
SIGNATURES	15

Part I – Financial Information

Item 1. Financial Statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

as of

June 30, 2003 (unaudited)

and

Consolidated Statements of Operations

for the Three and Six Months Ended

June 30, 2003 and 2002 (unaudited),

and For the Period

June 21, 2001 (Inception) to June 30, 2003 (unaudited)

and

Consolidated Statements of Cash Flows

for the Six Months Ended

June 30, 2003 and 2002 (unaudited),

and For the Period

June 21, 2001 (Inception) to June 30, 2003 (unaudited)

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	June 30,
2003
Current assets:	(Restated)
Cash and equivalents	$11,913
Notes receivable	-
Total current assets	11,913

Fixed assets, net	621,625

$633,538

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,000
Notes payable to shareholder	28,802
Notes payable	567,517
Total current liabilities	606,319

606,319

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 81,864,137 shares issued and outstanding	81,864
Additional paid-in capital	3,967,145
(Deficit) accumulated during development stage	(4,021,790)
27,219

$633,538

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					June 21, 2001
	For the three months ended		For the six months ended		(Inception) to
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$ 1,350	$ -	$ 1,850	$ 1,055	$ 3,850

Expenses:
General and administrative expenses	45,111	3,720	83,989	182,849	181,866
Payroll expense	63,913	-	122,794	-	309,613
Professional fees	12,658	-	43,228	-	215,080
Stock-based compensation	-	290,000	293,150	409,446	1,937,632
Software development	2,950	-	3,950	-	132,950
Impairment loss on operating assets	-	-	-	-	1,000,770
Depreciation	-	-	-	1,393	45,310
Total expenses	124,632	293,720	547,111	593,688	3,823,221

Other income (expense):
(Loss) on debt settlement	-	-	-	-	(25,925)
Interest income	1	-	561	967	2,791
Interest (expenses)	(79,661)	-	(90,484)	(8,251)	(179,285)

Net (loss)	$ (202,942)	$ (293,720)	$ (635,184)	$ (599,917)	$ (4,021,790)

Weighted average number of
common shares outstanding –
basic and fully diluted	84,432,887	21,891,703	83,473,288	10,822,178

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.06)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			June 21, 2001
	For the six months ended		(inception) to
	June 30,		June 30,
	2003	2002	2003
Cash flows from operating activities	(Restated)	(Restated)	(Restated)
Net (loss)	$(635,184)	$(599,917)	$(4,021,790)
Stock-based compensation	293,150	409,446	1,937,632
Impairment loss on operating assets	-	-	1,000,770
Loss on debt settlement	-	-	25,925
Depreciation	-	1,393	45,310
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in prepaid interest	67,680	-	-
(Increase) decrease in notes receivable	5,376	(24,900)	-
Decrease in loan to officer	8,190	-	-
Increase in accounts payable	10,000	-	10,000
Net cash (used) by operating activities	(250,788)	(213,978)	(1,002,153)

Cash flows from financing activities
Proceeds from notes payable	-	537,573	545,646
Proceeds from note payable to shareholder	101,600	-	157,558
Payments on note payable to shareholder	-	(20,000)	-
Issuance of common stock	50,000	-	310,862
Net cash provided by financing activities	151,600	517,573	1,014,066

Net increase in cash	(99,188)	303,595	11,913
Cash – beginning	111,101	4	-
Cash – ending	$11,913	$303,599	$11,913

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services provided	5,500,000	12,440,000	25,117,737

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from June 21, 2001 (inception) through the period ended June 30, 2003 of $4,021,790. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 4 – Notes payable – related party

During the six months ended June 30, 2003, the Company received loans totaling $101,600 from a Company shareholder and director.  The notes bear interest at 9% per annum and are due 365 days from date of issuance.

During the six months ended June 30, 2003, the Company recorded interest expense of $90,484.

Note 5 – Convertible notes

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

On April 22, 2003, the Company issued 1,000,000 shares of $0.001 par value common stock for cash totaling $50,000.

There have been no other issuances of preferred or common stock.

Note 7 – Related party transactions

During the six months ended June 30, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,538,500 shares of the Company’s $0.001 par value common stock and carries with it 1,538,500 warrants exercisable on a one-for-one basis at a strike price at $0.0325 per share. On April 22, 2003 Dr. Chillemi exercised the convertible portion of his note and converted the $50,000 debt into 1,538,500 shares of the Company’s $.001 par value common stock.

Note 8 – Stock option plan

On January 1, 2003, the Company adopted its “2003 Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company’s $0.001 par value common stock.  The Company issued 5,500,000 shares of stock valued at $62,150 pursuant to the plan during the three months ended June 30, 2003.  The options are considered to be anti-dilutive.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 9 – Subsequent events

On July 18, 2003, the Company issued an 8% share dividend to its shareholders of record.  The Company issued 6,469,132 shares of its $0.001 par value common stock pursuant to the dividend issuance.

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

STOCK-BASED COMPENSATION. Stock-based compensation expense includes fees paid to individuals engaged to assist management in the furtherance of our business plan.  Stock-based compensation expenses for the six-month period ended June 30, 2003 were $293,150 compared to $409,446 for the six-month period ended June 30, 2002.  Stock-based compensation expense decreased by approximately 28% from the comparable period as the Company has consolidated certain functions after its merger to assist in the furtherance of our business model.

SOFTWARE DEVELOPMENT. Software Development expense was minimal as our software systems; communication tools and suite of software applications are complete.  Software Development expense for the six-month period ended June 30, 2003 was $3,950.  The Company incurred no software development expense for the six-month period ended June 30, 2002.

IMPAIRMENT LOSS ON OPERATING ASSETS. The company incurred no such costs for the six-month period ended June 30, 2003, nor June 30, 2002.

DEPRECIATION. Depreciation was $0 for the six-month period ended June 30, 2003 compared to $1,393 for the six-month period ended June 30, 2002.  This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the six-month period ended June 30, 2003 were $547,111 compared to $593,688 for the six-month period ended June 30, 2002.  Total operating expenses decreased by approximately 8% due mainly to a reduction in general and administrative expenses and stock-based compensation.  Our most significant operating expenses are payroll and stock-based compensation.

INTEREST INCOME. Interest income was $561 for the six-month period ended June 30, 2003 compared to $967 for the six-month period ended June 30, 2002.

INTEREST EXPENSE. Interest expense was $90,484 for the six-month period ended June 30, 2003 compared to $8,251 for the six-month period ended June 30, 2002.  Interest expense increased significantly as a result of the receipt of loans totaling $567,517.

LOSS FROM OPERATIONS/NET LOSS. Our loss from operations was $635,184 for the six-month period ended June 30, 2003 compared to $599,917 for the six-month period ended June 30, 2002.  It should be expected that we will continue to incur losses from operations until such time as revenues can be generated to cover such costs.

Future Business

The elements of our future business strategy include: expanding geographically into key markets through a combination of opening new offices and developing relationships with clients to generate demand for our services, particularly for the company’s hotel/motel and apartment products; recruiting qualified, medical software and other technical personnel to perform technical, implementation and support duties as contracts are entered into, although there can be no assurance that any such contracts will be secured; and pursuing entry into new markets complementary to our proposed operations.  Future operations are dependent upon our ability to implement our business and marketing strategies and to establish relationships and contracts with health insurers and HMOs to provide our e-healthcare products and services, and to establish relationships with large hotel and/or motel chains for our hotel/motel products.

Liquidity and Capital Resources

Management believes our cash on hand of $11,913 will not be sufficient to fund ongoing fiscal 2003 and 2004 operations and provide for our working capital needs given we have negative working capital of $594,406.  Thus we will from time to time need to raise additional funds through capital markets.  Our accountant has issued a note concerning our ability to continue as a going concern.  As we are still considered to be in the development stage, our prospects of continuing as a going concern are contingent upon our ability to raise additional capital and to achieve and maintain profitable operations.  Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

To date, we have financed our cash flow requirements through an issuance of common stock and through the issuance of notes.  During the six months ended June 30, 2003, we received loans totaling $101,600 from Robert Cox, President of CareDecision Corporation.  This note bears an interest rate of 9% per annum and is due 365 days from date of issuance.

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

CareDecision Corporation

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: ___February 8, 2005___________

By: /s/ Robert Cox

Robert Cox

President and CEO

Date: ___February 8, 2005___________

By: /s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO