Form 10QSB/A
period 2003-09-03
CAREDECISION CORP
filed 2005-02-09
CIK 1144225

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date: 114,784,921

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheet September 30, 2003 (unaudited)	4
Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited) and For the Period June 21, 2001 (Inception) to September 30, 2003 (unaudited)	5
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2003 and 2002 (unaudited) and For the Period June 21, 2001 (Inception) to September 30, 2003 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Plan of Operation	11
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 6(a). Exhibits	15
Item 6(b). Reports Filed on Form 8-K	16
SIGNATURES	17

Part I - Financial Information

Item 1. Financial Statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

as of

September 30, 2003 (unaudited)

and

Consolidated Statements of Operations

for the Three and Nine Months Ended

September 30, 2003 and 2002 (unaudited),

and For the Period

June 21, 2001 (Inception) to September 30, 2003 (unaudited)

and

Consolidated Statements of Cash Flows

for the Nine Months Ended

September 30, 2003 and 2002 (unaudited),

and For the Period

June 21, 2001 (Inception) to September 30, 2003 (unaudited)

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	September 30,
2003
Current assets:	(Restated)
Cash and equivalents	$44,347
Notes receivable	-
Accounts receivable, net of allowance for doubtful accounts of $12,500	21,748
Total current assets	66,095

Fixed assets, net	802,875

$868,970

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable to shareholder	$91,078
Stock subscription payable	13,750
Notes payable	513,527
Total current liabilities	618,355

618,355

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 114,784,921 shares issued and outstanding	114,785
Additional paid-in capital	4,778,293
(Deficit) accumulated during development stage	(4,642,463)
250,615

$868,970

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					June 21, 2001
	For the three months ended		For the nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$ 22,848	$ 500	$ 24,698	$ 1,555	$ 26,698

Expenses:
General and administrative expenses	29,668	159,028	113,657	751,323	211,534
Payroll expense	48,415	-	171,209	-	358,028
Professional fees	11,465	-	54,693	-	226,545
Stock-based compensation	504,125	276,056	797,275	606,250	2,441,757
Software development	-	-	3,950	-	132,950
Impairment loss on operating assets	-	-	-	-	1,000,770
Depreciation	-	10,328	-	20,655	45,310
Total expenses	593,673	445,412	1,140,784	1,378,228	4,416,894

Other income (expense):
(Loss) on debt settlement	(37,094)	-	(37,094)	-	(63,019)
Interest income	-	1,885	561	2,852	2,791
Interest (expenses)	(12,754)	(14,399)	(103,238)	(22,650)	(192,039)

Net (loss)	$ (620,673)	$ (457,426)	$(1,255,857)	$ (1,396,471)	$ (4,642,463)

Weighted average number of
common shares outstanding –
basic and fully diluted	100,990,475	21,027,802	92,711,681	33,279,930

Net (loss) per share – basic and fully diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			June 21, 2001
	For the nine months ended		(inception) to
	September 30,		September 30,
	2003	2002	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(1,255,857)	$(1,396,471)	$(4,642,463)
Shares issued for services	797,275	606,250	2,441,757
Loss on debt settlement	37,094	-	63,019
Impairment loss on operating assets	-	-	1,000,770
Depreciation	-	20,655	45,310
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in accounts receivable	5,376	-	-
Decrease in prepaid interest	67,680	-	-
(Increase) in notes receivable	(21,748)	(15,850)	(21,748)
Net cash (used) by operating activities	(370,180)	(785,416)	(1,113,355)

Cash flows from investing activities
Investment in subsidiary	-	388,939	-
	-	388,939	-

Cash flows from financing activities
Proceeds from notes payable	25,000	485,418	562,456
Payments on notes payable	(1,890)	-	(1,890)
Accrued interest	1,596	-	1,596
Proceeds from note payable to shareholder	108,415	-	164,373
Payments on note payable to shareholder	(15,045)	-	(15,045)
Stock subscription payable	13,750	-	13,750
Issuance of common stock	171,600	260,862	432,462
Net cash provided by financing activities	303,426	746,280	1,157,702

Net increase in cash	(66,754)	349,803	44,347
Cash – beginning	111,101	4	-
Cash – ending	$44,347	$349,807	$44,347

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services provided	26,284,748	17,292,737	43,577,485
Number of shares issued for debt settlement	741,875	-	741,875

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from June 21, 2001 (inception) through the period ended September 30, 2003 of $4,642,463. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

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

Note 4 – Fixed assets

On September 12, 2003, the Company acquired fully-developed software valued at $181,250 from CareDecision.net, Inc., the former parent corporation of Medicius, Inc.  Medicius, Inc. was acquired by the Company in June 2002. Several of the control persons from CareDecision.net, Inc. are in similar positions of control at the Company.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 5 – Notes payable – related party

During the nine months ended September 30, 2003, the Company received loans totaling $108,415 from a Company shareholder and director.  The notes bear interest at 9% per annum and are due 365 days from date of issuance.

During the nine months ended September 30, 2003, the Company recorded interest expense of $103,238.

Note 6 – Convertible notes

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

Note 7 – Stockholder’s equity

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

On July 1, 2003, the Company entered into a consulting agreement with Barbara Asbell to perform medical information technology services for the Company.  As consideration, the Company issued 2,500,000 shares of $0.001 par value common stock valued at $125,000 on August 18, 2003.  The shares will be registered and free-trading via Form S-8.  Based upon the terms of her consulting agreements, Ms. Asbell has agreed to rescind an equal number of her existing shares bearing a restricted legend.

On July 15, 2003, the Company entered into a consulting agreement with Leslie-Michelle Abraham to perform corporate administrative services for the Company.  As consideration, the Company issued stock options to purchase 850,000 shares of $0.001 par value common stock at a strike price of $0.05 per share pursuant to the Company’s 2003 Stock Option Plan.  The shares will be registered and free-trading via Form S-8.  On September 30, 2003, Ms. Abraham exercised her options and acquired 850,000 shares of the Company’s $0.001 par value common stock for cash and services totaling $42,500.

On July 21, 2003, the Company issued an 8% share dividend to its shareholders of record.  The Company issued 6,469,132 shares of its $0.001 par value common stock pursuant to the dividend issuance.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

On August 18, 2003, the Company issued 1,800,000 shares of its $0.001 par value common stock to its employees for services valued at $125,000.

On September 12, 2003, the Company issued 15,059,748 shares of its $0.001 par value common stock to various individuals and entities for past services valued at $644,001.  The services have been previously expensed and accrued for by the Company throughout the year ended December 31, 2002, and during the nine months ended September 30, 2003.

On September 12, 2003, the Company acquired fully developed software from CareDecision.net, Inc, a private corporation with several control persons serving in similar positions at the Company.  Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $181,250 with 2,500,000 shares of the Company’s $0.001 par value common stock.

On September 12, 2003, the Company issued 741,875 shares of its $0.001 par value common stock to settle outstanding debt totaling $37,094.

On September 30, 2003, the Company issued 1,000,000 shares of its $0.001 par value common stock to an individual for consulting services valued at $50,000.

There have been no other issuances of preferred or common stock.

Note 8 – Related party transactions

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 9 – Stock option plan

On January 1, 2003, the Company adopted its “2003 Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 25,000,000 shares of the Company’s $0.001 par value common stock.  The Company issued options valued at $203,235 to purchase 12,450,000 shares of its $0.001 par value common stock pursuant to the Plan during the nine months ended September 30, 2003.

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

Note 10 – Subsequent events

On October 31, 2003 Dr. Wolf exercised all 950,000 of his stock options by rendering $47,500 in cash.

On October 1, 2003 Dr. Chillemi exercised 1,000,000 of his stock options as consideration for services performed valued at $50,000. On November 1, 2003, Dr. Chillemi exercised an additional 1,000,000 of his stock options as consideration for services performed valued at $50,000.

Note 11 – Reverse acquisitions agreement with Medicius, Inc. (MED)

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

We presently have a comprehensive suite of medical information technology, cooperative advertising, instant messaging and fulfillment, and electronic commerce applications that are Internet enhanced, integrated for medical professional use, and hotel management/guest use, both software suites functioning through networks of wireless PDA Internet appliances.  The company’s applications have been designed to meet the needs of the inpatient and outpatient medical environments, and the hotel management and guest (consumer), and are not just commercially viable but also regulatory standard compliant.  Additionally, our software applications were conceived and implemented to offer the management level user, either the medical professional or hotel manager, the ability to manage prospective and retrospective commerce.  The company has filed two broad based patent applications and intends to file derivative patent applications covering the processes, use and functionality of its technologies and products.

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

Our technologies and products for the hotel/motel marketplace are designed to furnish hotel and motel guests with a menu of food service, office services and other remote service (dry cleaning for instance) choices that can be electronically ordered through the company’s PDA-based information appliance for delivery directly to the hotel/motel guest.   Employing the latest in commercial Wi-Fi technology, the company wraps the time and volume tested commercial technologies into the company’s patent pending PDA communication networking technologies, allowing the company to be the first to offer complex and real-time point of sale applications through a totally wireless (PDA) appliance.

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

In May 2003 the company entered into an agreement with PCHertz.com, Inc. of Fargo, ND for the distribution of and servicing of their products and services for the hotel/motel industry.  The agreement with PCHertz.com, Inc. has resulted in a series of orders for the company’s hotel/motel products and services from five hotel groups, owners of hotels and motels in the states of California, Arizona, Illinois, Iowa, South Dakota, North Dakota, Minnesota, Virginia, and Georgia.  Initial placement of product, now in the process of early implementation under these agreements, will total at least 1450 of the company’s ResidenceWare units.

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

GENERAL AND ADMINISTRATIVE. General and Administrative expenses relate to the operation and leasing costs of our corporate office.  General and administrative expenses for the nine-month period ended September 30, 2003 were $113,657 compared to $751,323 for the nine-month period ended September 30, 2002.  General and Administrative expenses decreased by approximately 85% from the comparable period as the Company consolidated operations after its merger in 2002.  The company, in anticipation of its merger made purchases of equipment and other office related supplies in conjunction with the start of initial business operations in the nine-month period ended September 30, 2002.

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

STOCK-BASED COMPENSATION. Stock-based compensation expense includes fees paid individuals engaged to assist management in the furtherance of our business plan.  Consulting expenses for the nine-month period ended September 30, 2003 were $797,275 compared to $606,250 for the nine-month period ended September 30, 2002.  Stock-based compensation expense increased by approximately 31% from the comparable period as the Company has engaged the services of additional individuals to assist in the furtherance of our business model.

SOFTWARE DEVELOPMENT. Software Development expense was minimal as our software systems; communication tools and suite of software applications are complete.  Software Development expense for the nine-month period ended September 30, 2003 was $3,950.  The Company incurred no software development expense for the nine-month period ended September 30, 2002.

DEPRECIATION. Depreciation was $0 for the nine-month period ended September 30, 2003 compared to $20,655 for the nine-month period ended September 30, 2002.  This represents depreciation on the assets of the Company.

TOTAL OPERATING EXPENSES. Total operating expenses for the nine-month period ended September 30, 2003 were $1,140,784 compared to $1,378,228 for the nine-month period ended September 30, 2002.  Total operating expenses were almost unchanged from the previous period due mainly to an increase in consulting expense and depreciation offset by a decrease in general and administrative expenses.  Our most significant operating expenses are payroll expense and stock-based compensation.

LOSS ON DEBT SETTLEMENT. In the nine-month period ended September 30, 2003 the Company retired past debts valued at $37,094 as compared to retired past debts of $0 for the nine-month period ended September 30, 2002.  We will continue to retire our outstanding debt as revenue allows.

INTEREST INCOME. Interest income was $561 for the nine-month period ended September 30, 2003 compared to $2,852 for the nine-month period ended September 30, 2002.

INTEREST EXPENSE. Interest expense was $103,238 for the nine-month period ended September 30, 2003 compared to $22,650 for the nine-month period ended September 30, 2002.

LOSS FROM OPERATIONS/NET LOSS. Our loss from operations was $1,255,857 for the nine-month period ended September 30, 2003 compared to $1,396,471 for the nine-month period ended September 30, 2002.  It should be expected that we would continue to incur losses from operations until such time as revenues can be generated to cover such costs.

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

To date, we have financed our cash flow requirements through an issuance of common stock and through the issuance of notes.  During the nine months ended September 30, 2003, we received loans totaling $108,415 from a Company shareholder and director.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In January 2003 M&E Equities, LLC (“M&E”) and Blimie Mendlowitz (the “plaintiffs”) filed a complaint against CareDecision Corporation, Medicius, Inc., Keith Berman, and William Lyons (the “defendants”) for failure to repay note principal and interest and failure to deliver common stock warrants pursuant to the terms of a Senior Convertible Note Subscription Agreement and a Senior Convertible Promissory Note Agreement issued to the plaintiffs.

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

CareDecision Corporation

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: ___February 8, 2005_________

By: /s/ Robert Cox

Robert Cox

President and CEO

Date: __February 8, 2005__________

By: /s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO