Form 10QSB
period 2005-03-31
instaCare Corp.
filed 2005-05-23
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

Or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number: 000-33187

instaCare Corp. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2105842 (I.R.S. Employer Identification No.)

2660 Townsgate Road, Westlake Village, Suite 300, CA 91361 (Address of principal executive offices)

(805) 446-1973 (Issuer's telephone number)

CareDecision Corporation (Former name, former address and former fiscal year, if changed since last report)

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 447,140,421 shares of common stock.

instaCare Corp.

(formerly CareDecision Corporation)

Table of Contents

Part I - Financial Information

Item 1. Financial Statements

instaCare Corp.

(formerly CareDecision Corporation)

Consolidated Balance Sheet

as of

March 31, 2005

(unaudited)

and

Consolidated Statements of Operations

for the Three Months Ended

March 31, 2005 and 2004

(unaudited)

and

Consolidated Statements of Cash Flows

for the Three Months Ended

March 31, 2005 and 2004

(unaudited)

instaCare Corp.
(formerly CareDecision Corporation)
Consolidated Balance Sheet
(unaudited)

Assets	March 31,
2005
Current assets:
Cash and equivalents	$1,849,198
Inventory	433,587
Prepaid compensation	110,670
Note receivable	381,445
Total current assets	2,774,900

Fixed assets, net	170,412

Other assets:
Loan fees, net of amortization	87,417
Total other assets	87,417

$3,032,730

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$78,385
Customer deposits	52,460
Convertible note payable	1,100,088
Revolving line of credit	215,950
Total current liabilities	1,446,883

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 207,526 shares issued and outstanding	208
Preferred series "C" stock, $0.001 par value, 20,000 shares authorized, 20,000 shares issued and outstanding	20
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 447,140,421 shares issued and outstanding	447,140
Additional paid-in capital	12,729,828
Current year accumulated (deficit)	(1,484,909)
(Deficit) accumulated during development stage	(10,106,441)
1,585,846

$3,032,730

The accompanying notes are an integral part of these financial statements.

instaCare Corp.
(formerly CareDecision Corporation)
Consolidated Statements of Operations
(unaudited)

	For the three months ended
	March 31,
	2005	2004

Revenue	$ 2,099,390	$ 55,392
Cost of sales	1,902,741	-

Gross profit	196,649	55,392

Expenses:
General & administrative expenses	174,936	59,082
Payroll expense	256,869	80,540
Professional fees	278,618	238,530
Stock-based compensation - related party	115,290	-
Stock-based compensation - consulting	346,380	485,119
Software development	-	69,641
Hardware costs	10,075	-
Impairment loss on operating assets	-	111,473
Depreciation	13,138	33,315
Total expenses	1,195,306	1,077,700

Net operating (loss)	(998,657)	(1,022,308)

Other income (expense):
(Loss) on debt settlement	-	(317,136)
Interest income	3,531	-
Financing costs	(441,083)	(408,255)
Interest (expenses)	(48,699)	(9,051)

Net (loss)	(1,484,909)	(1,756,750)

Weighted average number of common shares outstanding - basic and fully diluted	414,096,161	138,419,487

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

instaCare Corp.
(formerly CareDecision Corporation)
Consolidated Statements of Cash Flows
(unaudited)
	For the three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(1,484,909)	$(1,756,750)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for stock-based compensation	115,290	485,119
Shares issued for consulting fees	346,380	162,000
Shares issued for financing costs	227,500	423,977
Warrants issued for consulting	107,000	-
Loss on impairment of operating assets	-	111,473
Loss on debt settlement	-	317,136
Depreciation	13,138	33,315
Loan amortization	6,583	-
Changes in operating assets/liabilities
(Increase) in accounts receivable	-	(55,500)
(Increase) in inventory	(232,684)	-
(Increase) in notes receivable	(273,945)	35,000
(Increase) in other assets	(57,657)	(3,350)
Increase in customer deposits	39,960	-
(Decrease) in accounts payable	(36,316)	-
(Decrease) in other liabilities	-	(2,180)
Net cash (used) by operating activities	(1,229,660)	(249,760)

Cash flows from financing activities
Payments on note payable - shareholder	(11,027)	-
Convertible notes - related party	-	(5,000)
Proceeds from long-term debt	400,000	550,000
Revolving line of credit	114,350	-
Proceeds from note payable to shareholder	-	35,334
Issuance of preferred series "C" stock	2,000,000	-
Issuance of common stock	153,050	425,400
Net cash provided by financing activities	2,656,373	1,005,734

Net increase in cash	1,426,713	755,974
Cash - beginning	422,486	29,273
Cash - ending	$1,849,199	$785,247

Supplemental disclosures:
Interest paid	$48,699	$-
Income taxes paid	$-	$-
Non-cash transactions:
Number of common shares issued for stock-based compensation	-	23,115,500
Number of warrants issued for interest expense	-	10,000,000
Number of common shares issued for settlement	-	6,510,000
Number of stock options issued for services	18,040,000	-
Number of common shares issued for conversion of debt to equity	-	7,350,000
Number of preferred shares issued for financing costs	20,000	207,526
Number of shares issued for financing	30,500,000	-
Number of shares issued per merger agreement	52,500,000	-
Number of stock options issued as compensation	63,000,000	-
Number of warrants issued for financing	103,500,000	-

The accompanying notes are an integral part of these financial statements.

instaCare Corp.
(formerly CareDecision Corporation)
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

The Company was organized March 2, 2001 (Date of Inception) under the laws of the State of Nevada as ATR Search Corporation. On June 21, 2002, the Company merged with Medicius, Inc. and filed amended articles of incorporation changing its name to CareDecision Corporation and subsequently changed its name to instaCare Corp. effective February 17, 2005. The Company was in the development stage through December 31, 2004. The year 2005 will be the first year during which the Company will be considered an operating entity no longer in the development stage.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company has an accumulated deficit as of March 31, 2005, and 2004 of $11,606,350 and $7,312,164, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 - Business combinations

On November 4, 2004, the Company entered into a definitive "Agreement and Plan of Merger" whereby the Company's wholly owned subsidiary, Pharma Tech, Inc., would acquire all of the outstanding shares of CareGen, Inc., a Nevada corporation, in exchange for 39,750,000 shares of Pharma Tech's $0.001 par value common stock and 42,500,000 shares of the Company's $0.001 par value common stock. On February 5, 2005, the Company consummated the Merger through the exchange of shares. CareGen, Inc. ceased to exist and all assets, certain liabilities and capital accounts were assumed by Pharma Tech, Inc. as the surviving corporation. The Merger was structured as a tax-free exchange pursuant to internal revenue code 368, as amended.

instaCare Corp.
(formerly CareDecision Corporation)
Notes

Note 4 - Fixed assets

Depreciation expense totaled $13,138 and $33,315 for the three-month period ended March 31, 2005 and 2004, respectively.

Note 5 - Notes payable

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle). The Secured Convertible Promissory Note bears interest at the rate of 12% per annum, initially matured on September 25, 2004, but was extended for an additional six months at the option of the Company, and is secured by 14,000,000 shares of the Company's $0.001 par value common stock. Pinnacle may, at its option, at any time or from time to time, elect to convert some or all of the then-outstanding principal amount of the Note into shares of the Company's $0.001 par value common stock at a conversion price of $0.08 per share, unless such conversion would result in Pinnacle being deemed the "beneficial owner," within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then outstanding Common Shares of the Company. In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

On February 10, 2005, the Company entered into a "Note Extension Agreement" with Pinnacle Partners, LP. The amended Agreement will automatically increase the principal balance of the original secured promissory note dated March 24, 2004 of $700,000 to $1,100,000 and the maturity date will automatically be extended to April 26, 2006. Pursuant to the Agreement, the Company has issued and additional 83,000,000 shares of its $0.001 par value common stock as collateral for the additional principal of $400,000. In addition, the Company has issued 13,000,000 shares of its common stock as a renewal fee to Pinnacle Partners and CJR, Capital, LLC, its designee. The Company has recorded a financing expense in the amount of $227,500, the fair market value of the underlying shares.

The Company recorded interest expense totaling $48,699 and $22,804 during the three months ended March 31, 2005 and 2004. The Company also recorded financing costs totaling $441,083 during the three months ended March 31, 2005.

Note 6 - Commitments

On January 16, 2005, the Company entered into a three month consulting agreement with Steven Bayern, whereby Mr. Bayern agreed to provide business advisory and strategic planning and development services to the Company. As compensation for his services, the Company will issue Mr. Bayern 5,000,000 shares of its $0.001 par value common stock with 1,250,000 vesting 15 days after the execution of agreement. As of March 31, 2005, the Company has expensed $42,500 as consulting fees per the agreement.

On February 1, 2005, the Company entered into a financial consulting agreement with Pylon Management, Inc. expiring on December 31, 2005. Pursuant to the agreement, Pylon Management will be compensated for services in the form of option to purchase up to 18,500,000 shares of the Company's common stock at $0.02 per share. As of March 31, 2005, no options have been granted.

On February 10, 2005, the Company entered into a six-month consulting agreement with Victor Pallante for financial advisory services in exchange for cash in the amount of $50,000 due upon execution of the agreement and 5,000,000 shares of the Company's $0.001 par value common stock to be considered earned over the term of the agreement and issued incrementally. As of March 31, 2005, the Company expensed consulting fees in the amount of $50,000.

instaCare Corp.
(formerly CareDecision Corporation)
Notes

Note 7 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 500,000 shares are designated as Series B, 20,000 shares are designated as Series C, 750 shares are designated as Series D, and 1,250,000,000 shares of $0.001 par value common stock.

Series "C" convertible preferred stock

Holders of series "C": convertible stock shall not have the right to vote on matters that come before the shareholders. Series "C" convertible preferred stock may be converted, the number of shares into which one share of Series "C" Preferred Stock shall be convertible shall be determined by dividing the Series "C" Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $0.02 per share. Series "C" convertible stock shall rank senior to common stock in the event of liquidation. Holders' of Series "C" convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series "C" convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

On February 7, 2005, the Company reached an agreement with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC ("the Purchasers") whereby the Purchasers acquired 20,000 shares of the Company's Series "C" preferred stock for cash in the amount of $2,000,000. Each share of preferred series "C" stock is convertible into shares of the Company's common stock at a rate equal to 80% of the market price prior to conversion. The Company will also issue 100,000,000 warrants to purchase shares of the Company's common stock, 50,000,000 of the warrants having an exercise price of $0.02 and 50,000,000 having an exercise price of $0.03. The value of the warrants, using the Black-Scholes pricing model, was $100,000 and this was recorded as a financing expense.

Preferred stock

The Company issued 207,526 of its $0.001 par value preferred shares for financing costs of $354,800. Each preferred share is convertible into 18 shares of the Company's $0.001 par value common stock.

Common stock

The Company issued 7,350,000 shares of its $0.001 par value common stock to various individuals to convert $522,000 in debt to equity during the year ended December 31, 2004.

The Company issued 6,510,000 shares of its $0.001 par value common stock in order to settle the disputes with investors and agents which arose over the M&E Note, and which allowed the M&E Note to be settled and converted. The value of the shares was $377,136 and is recorded as a loss on debt settlement during the year ended December 31, 2004.

On July 31, 2004, a note holder elected to convert its $50,000 face value loan into shares of the Company's $0.001 par value common stock in full satisfaction of the loan plus accrued interest.

instaCare Corp.
(formerly CareDecision Corporation)
Notes

During the year ended December 31, 2004, the Company issued 108,805,500 shares of its $0.001 par value common stock to various individuals and entities for consulting services for the Company's hotel network business, consulting fees associated with the Company's proposed merger with Kelly companies, finders fees to two individuals who introduced the Company to its proposed satellite e-broadcast partner, finders' fees to two individuals who introduced the Company to the Kelly Companies, agent's fees associated with the Company's proposed acquisition of MDU Services, Inc., agent's fees for the introduction and fees associated with the Company's recent agreement with an e-business partner for the hotel product sector, contract fees associated to develop and complete certain software for its hotel sector product and technical expenses incurred associated with the agreement, documentation and initiation fees owing to the Pinnacle Note investment, collectively valued at $1,493,806 and professional fees valued at $556,165. Also as of December 31, 2004, the Company placed in escrow 17,000,000 shares of its $0.001 par value common stock as security for the Pinnacle Note investment.

During the year ended December 31, 2004, the Company issued 6,000,000 shares of its $0.001 par value common stock in connection with loan renewal fees totaling $76,000.

On November 11, 2004, the Company issued 300,000 shares of its $0.001 par value common stock to a director of the Company in exchange for director services valued at $5,400.

On January 13, 2005, the Company issued 7,250,000 shares of its $0.001 par value common stock for services received in connection with financing arrangements valued at $137,750, the fair market value of the underlying shares.

On February 2, 2005, the Company issued 10,790,000 shares of its $0.001 par value common stock in exchange for consulting services valued at $183,430, the fair market value of the underlying shares.

On March 14, 2005, the Company issued 42,500,000 shares of its $0.001 par value common stock pursuant to the "Agreement and Plan of Merger," entered into on November 4, 2005, to the shareholders of CareGen, Inc. (see note 2). The Company recorded and investment in the amount of $42,500. Additionally, the Company issued 10,000,000 shares of common stock to various individuals for cash in the amount of $28,050 and services valued at $151,950 which were expensed as consulting fees as of March 31, 2005.

On March 14, 2005, the Company issued 17,500,000 shares of its $0.001 par value common stock in exchange for services rendered in connection with financial consulting, valued at $190,000, and cash in the amount of $125,000.

There have been no other issuances of preferred or common stock.

Note 8 - Warrants and options

On February 7, 2005, the board of directors approved the issuance of warrants to purchase 100,000,000 shares of the Company's common stock to Mercator LLP in connection with financing arrangements. Such warrants are exercisable over a period of three years at an exercise price of $0.02 for the initial 50,000,000 shares and $0.03 for the remaining 50,000,000 shares. The value of the warrants using the Black-Scholes pricing model was $100,000, which was recorded as financing costs as of March 31, 2005.

On February 7, 2005, the board of directors approved the issuance of warrants to purchase 3,500,000 shares of the Company's common stock to Pylon Management for payment of consulting services. The warrants are exercisable at a price of $0.02 per share and vest over a period of three years. The value of the warrant using the Black-Scholes pricing model was $7,000, which was recorded as a consulting expense at March 31, 2005

The weighted average of the assumptions used to value the warrants in February 2005were: Interest rate-3.50%, Days to expiration-1095, Stock price $0.02,Strike price-$0.02-$0.03, Volatility-0%, Yield-0%.

On February 5, 2005, the Company adopted its "2005 Stock Option Plan" (the "Plan") and granted incentive and nonqualified stock options with rights to purchase 90,000,000 shares of the Company's $0.001 par value common stock. The Company issued 63,000,000 shares of stock pursuant to the plan during the three months ended March 31, 2005.

instaCare Corp.
(formerly CareDecision Corporation)
Notes

On February 15, 2005, the Company granted stock options to three of its officers and director, to purchase 63,000,000 shares of $0.001 par value common stock at a strike price of $0.002 per share pursuant to the Company's 2005 Stock Option Plan. The value of the options on the grant date using the Black-Scholes Model is $115,290, which has been recorded as compensation expense on the Statement of Operations as of March 31, 2005.

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

	Number Of Shares	Weighted Average Exercise Price

Balance, January 1, 2005	-	-

Options granted	63,000,000	$0.002
Options exercised	-	-

Balance, March 31, 2005	63,000,000	0.002

Exercisable, March 31, 2005	63,000,000	$0.002

The following is a summary of information about the 2005 Stock Option Plan options outstanding at March 31, 2005

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.002 - 0.002	63,000,000	3 years	$.002	63,000,000	$0.002

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

	2005	2004
Average risk-free interest rates	3.50%	%
Average expected life (in years)	3
Volatility	0%	%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2005 was approximately $0.002 per option.

Item 2. Management's Discussion and Analysis

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

General

instaCare Corp., a Nevada corporation (the "Company") was formed in 2001 as ATR Search Corp. as a development stage company with a principal business objective to place part-time, temporary or project oriented workers and contractors that had specific and hard to find information technology skills required by large businesses. In June 2002, ATR Search Corp. merged with Medicius, Inc., a Nevada corporation, and also a development stage company. Medicius, had a principal business objective to offer physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers Internet enhanced, wireless ("Wi-Fi") information technology and data management technology (IT). After the merger the company changed its name to CareDecision Corporation and on April 14, 2005 the company changed its name to instaCare Corp. Upon completion of this merger Medicius, Inc. became a subsidiary of the company but through March 31, 2005, Medicius has remained quiet. Since the merger with Medicius, Inc., the Company pursued the following primary businesses:

  Providing medical communication devices based on networks of personal digital assistants (PDA). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers;
  Building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests; and
  Providing the cable and wireless communication industries and media enterprises with networks of personal digital assistant (PDA) technologies that link field-based installation and repair personnel with central offices for the exchange of customer order and subscription information.

On August 4, 2004 the company received a proposal for a possible merger with two private shareholder owned corporations based in Scottsdale, Arizona. On August 16, 2004 we completed a Preliminary Agreement to merge with these entities. On November 18, 2004 we incorporated two subsidiary companies, Pharma Tech Solutions, Inc. a Nevada corporation, and PDA Services, Inc., a Nevada corporation, to facilitate these mergers.

On November 3, 2004, and amended on December 27, 2004, we entered into a Definitive Agreement that called for a series of transactions to be completed between the Company, its subsidiary, Pharma Tech Solutions, Inc., and CareGeneration, Inc., the merger target.

On December 24, 2004 we entered into a broad agreement by and among instaCare Corp., our Pharma Tech Solutions, Inc. subsidiary, CareGeneration, Inc., Kelly Co. World Group, Inc. and others. This agreement, among other things, allowed for the Company to assume management and control over CareGeneration Inc.'s prescription drug distribution business and to do business under the previous business name as a means to facilitate the merger. On January 4, 2005 the Company transacted our first commerce under this agreement. Subsequently the Company has accepted additional orders for future business and fulfilled these orders. During the period ending March 31, 2005, the Company has transacted all prescription drug distribution business transacted, whether under the agreement of December 24, 2004 or subsequent to the closing of the merger. The parties concluded the activities surrounding the merger on January 27, 2005. The merger closed on February 25, 2005.

Pursuant to the agreements CareGeneration shareholders received 39,375,000 shares of the Subsidiary's common stock, equaling approximately 49% of the outstanding shares of the Subsidiary, and 42,500,000 of the Company's common stock in exchange for all of the shares of the Target common stock and all of the Target preferred stock. In addition, the Company offered the shareholders of CareGeneration, Inc. certain "earn-out" provisions based on performance, and agreed under certain terms to place in escrow 100,000,000 common stock shares, designating payment to CareGeneration stockholders subject to certain specific earn-out milestones. As of April 1, 2005, after the expiration of two of the milestone dates, only 70,000,000 of these shares were still available for "earn-out."

On April 14, 2005, after receiving affirmative votes from more than 50% of the outstanding shares, we changed our name to instaCare Corp. to better reflect our evolved mission and business focus. Moving forward we plan to incorporate the products and services of the former CareGeneration, Inc. into our business model.

Recent Milestones

On February 10, 2005, the Company and Pinnacle Investment Partners, LP ("Pinnacle"), entered into a Note Extension Agreement. The Company had previously issued to Pinnacle a $700,000 Secured (Convertible) Promissory Note bearing interest at the rate of 12% per annum, dated March 24, 2004 which provided for a maturity date of September 24, 2004, convertible into the Company's common stock subject to certain conditions. In a Note Extension Agreement dated September 24, 2004, the Parties amended the Note and the related Pledge and Security Agreement, and under the terms of that particular Note Extension Agreement the maturity date of the Note became March 24, 2005.

Subject to the terms of this new agreement; on March 24, 2005, Pinnacle agreed to pay to the Company $340,000 and (2) pay to Pinnacle's designee, CJR Capital, LLC, $60,000 towards Pinnacle's due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note rises automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.025.

In addition to the above, the Company also agreed: (1) to deliver to Pinnacle's counsel an additional 83,000,000 shares of the Company's common stock as additional escrow security, (2) issue to Pinnacle's designee, CJR Capital, LLC, 4,000,000 shares of the Company's common stock towards Pinnacle's due diligence and legal expenses related to the revision of the Note; (3) issue to Pinnacle 9,000,000 shares of the Company's common stock as a loan re-initiation fee; and (4) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing March 24, 2005, Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full.

On February 7, 2005, the Company reached an agreement with three entities, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC ("MAG"). Under this agreement, in return for a total investment of $2,000,000 USD from the investing entities, the last portion of which was received on February 22, 2005, the Company agreed to issue and sell to the Purchasers an aggregate of: (a) Twenty Thousand (20,000) shares of our Series C Convertible Preferred Stock, $1000.00 per share which shall be convertible into shares of the Company's common stock with the conversion rate pegged at 80% of the market for the Company's common stock prior to any conversion, subject to certain conditions, and (b) One Hundred Million (100,000,000) warrants to acquire up to One Hundred Million (100,000,000) shares of the Company's common stock, 50,000,000 of the warrants having an exercise strike price of $.02 and 50,000,000 of the warrants having an exercise strike price of $.03.

The number of shares the investing entities wish to convert and those warrant shares that any of the investing entities may acquire at any time are subject so that the aggregate number of shares of common stock of which such investing entities and all persons affiliated with the investing entities have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of the Company's then outstanding common stock.

On February 11, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the common shares of the Company's common stock that underlie the Pinnacle agreement and the agreement with, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC.

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

Our limited operating history could delay our growth and result in the loss of your investment.

We were considered a development stage company from inception through December 31, 2004 and thus have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth. To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in instaCare's common shares.

We have historically lost money and losses may continue in the future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money. As a result, instaCare incurred an accumulated deficit from inception through the period ended March 31, 2005 of $11,591,350. In addition, instaCare's development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We had a major shift in our business strategy in 2003. The transactions contemplated herein will further evolve that strategy. It was not until the last quarter of 2002 that we focused on the integration and marketing of our systems and applications to non-medical industries, particularly motels, hotels, and real estate management company properties. In this regard, we have only recently begun to generate revenues from these business sectors. We have a limited operating history upon which to evaluate our business plan and prospects. Although the transactions contemplated herein should provide sources of revenue, there is not as yet a history of profit. If we are unable to obtain additional external funding or generate revenue from the sales of our products, we could be forced to curtail or cease our operations.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability generate revenue sufficient to continue as a going concern diminishing your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management. instaCare is, and will be, heavily dependent on the skill, acumen and services of our proposed new Chairman, Ronald Kelly, interim CEO Robert Cox, interim President, Secretary and Treasurer, Keith Berman, Chief Operating Officer Robert Ellis and Chief Financial Officer, Richard Foisy. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into a long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies.

Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personnel, our expectations of increasing our clientele could be hindered, and the profitability of instaCare reduced.

Possible future issuances of common stock will have a dilutive affect on existing shareholders.

instaCare is authorized to issue up to 1,250,000,000 Shares of common stock. As of the most recent practicable date, there are 447,140,421 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

The success of our products and services in generating revenue may be subject to the quality and completeness of the data that is generated into our interconnectivity systems, including the failure to input appropriate or accurate information.

Failure or unwillingness by the user to accommodate the required information may result in our not being paid for our services. As a developer of connectivity technology products, we will be required to anticipate and adapt to evolving industry standards and regulations and new technological developments. The market for our technology is characterized by continued and rapid technological advances in hardware and software development, requiring ongoing expenditures for research and development, and timely introduction of new products and enhancements to existing products.

Achieving market acceptance of new or newly integrated products and services is likely to require significant efforts and expenditures.

Achieving market acceptance for new or newly integrated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products and services may require the use of additional resources for training our existing sales and customer service personnel and for hiring and training additional salespersons and customer service personnel. There can be no assurance that the revenue opportunities from new or newly integrated products and services will justify amounts spent for their development, marketing and rollout.

We could be subject to breach of warranty claims if our software products, information technology systems or transmission systems contain errors, experience failures or do not meet customer expectations.

We could face breach of warranty or other claims or additional development costs if the software and systems we sell or license to customers or use to provide services contain undetected errors, experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them. Undetected errors in the software and systems we provide or those we use to provide services could cause serious problems for which our customers may seek compensation from us. We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes. However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages.

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, we could lose existing clients and limit our ability to attract new clients.

A security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information. Despite the implementation of security measures, our infrastructure or other systems that we interface with, including the Internet, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services.

We have been granted certain copyrights and have applied to receive patent rights, and trademarks relating to our software. However, patent and intellectual property legal issues for software programs, such as our products, are complex and currently evolving.

Patent applications are secret until patents are issued in the United States, or published in other countries, therefore, we cannot be sure that we are first to file any patent application. In addition, there can be no assurance those competitors, many of which have far greater resources than we do, will not apply for and obtain patents that will interfere with our ability to develop or market product ideas that we have originated. Furthermore, the laws of certain foreign countries do not provide the protection to intellectual property that is provided in the United States, and may limit our ability to market our products overseas. We cannot give any assurance that the scope of the rights we have are broad enough to fully protect our technology from infringement. Litigation or regulatory proceedings may be necessary to protect our intellectual property rights, such as the scope of our patent. Such litigation and regulatory proceedings are very expensive and could be a significant drain on our resources and divert resources from product development. There is no assurance that we will have the financial resources to defend our patent rights or other intellectual property from infringement or claims of invalidity.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Due to the deficit we accumulated in our development stage and a lack of revenue sufficient to support existing operations, there is substantial doubt about our ability to continue as a going concern. The Company has recently entered into several new business ventures requiring substantial capital to achieve the significant revenues of its competitors. In order to obtain the necessary cash flow for future growth and operating support, the Company intends to expand its operations via the acquisition of operating interests in various business ventures. Management believes the aforementioned acquisitions will provide a vehicle in which to meet the cash requirements of the Company. There is no assurance any of theses transactions will occur, nor do the financial statement reflect any adjustments relating to future growth or potential acquisitions. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable as we emerge from the development stage. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes. However, we currently anticipate that our operating cash flow along with the funds raised from financing will be sufficient to meet our operating expenses for the next 12 months. There can be no assurance that we will have funds sufficient to continue operations, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in instaCare's common shares.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-QSB for the period ended March 31, 2005.

Results of Operations

The following is an itemization of our results of operations for the three-month period ended March 31, 2005 in comparison to our results of operations for the period ended March 31, 2004.

NET REVENUE. Net revenue (revenue minus cost of sales) for the three-month period ended March 31, 2005 was $196,649 as compared to net revenue of $55,392 for the three-month period ended March 31, 2004. As we emerge from the development stage, we have begun to generate more significant revenue. We cannot guarantee with certainty when we will begin to generate revenue sufficient enough to fund ongoing operations. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the three-month period ended March 31, 2005 were $174,936 compared to $59,082 for the three-month period ended March 31, 2004. We anticipate purchases of equipment and other office related supplies in conjunction with the generation of revenues from business operations.

PAYROLL EXPENSE. Our payroll expense consists primarily of management and employee salaries. Payroll expense for the three-month period ended March 31, 2005 was $256,869 compared to Payroll expense of $80,540 for the three-month period ended March 31, 2004. A management team has been put in place to oversee the launch of our software systems, communication tools and suite of software applications. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense increased due to the addition of several new employees in 2004.

PROFESSIONAL FEES. Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the three-month period ended March 31, 2005 were $278,618 compared to professional fees of $238,530 for the three-month period ended March 31, 2004. As we have contracts with the professionals that provide support services for instaCare, our professional fees remain constant.

STOCK-BASED COMPENSATION. Our stock-based compensation for the three-month period ended March 31, 2005 was $346,380 compared to stock-based compensation of $485,119 for the three-month period ended March 31, 2004. In an effort to conserve our cash resources during fiscal 2003, 2004 and into fiscal 2005, we retained the services of outside consultants, a corporate strategic planning firm and a merchant-banking firm who agreed to provide their professional services for instaCare stock and stock options in lieu of cash. We typically retain these consultants for a period of either 90 days or 180 days duration.

SOFTWARE DEVELOPMENT. Our software development expense for the three-month period ended March 31, 2005 was $-0- compared to software development expense of $69,641 for the three-month period ended March 31, 2004. We have maintained our investment in the development of our software as management continues to focus on integrating our software systems, communication tools and suite of software applications with those of our partners.

HARDWARE COSTS. Our hardware costs represent the cost of goods category for our PDA based Residenceware products associated with the purchase and installation of computer server hardware at our hotel/motel customer sites. Our hardware costs for the three-month period ended March 31, 2005 were $10,075 as compared to hardware costs of $0 for the three-month period ended March 31, 2004.

IMPAIRMENT LOSS ON OPERATING ASSETS. Our impairment loss on operating assets expense for the three-month period ended March 31, 2004 was $111,473. instaCare incurred no such expense for the three-month period ended March 31, 2005.

DEPRECIATION. Our depreciation expense was $13,138 for the three-month period ended March 31, 2005 compared to $36,377 for the three-month period ended March 31, 2004. This represents depreciation on the assets of instaCare and has decreased due to the asset impairment recognized as of December 31, 2004.

TOTAL OPERATING EXPENSES. Total operating expenses for the three-month period ended March 31, 2005 were $1,195,306 compared to $1,077,700 for the three-month period ended March 31, 2004. The increase in total operating expenses was mainly a result of additional overhead costs required to support the commencement of significant operations.

NET OPERATING LOSS. The net operating loss for the three-month period ended March 31, 2005 was $998,657 compared to $1,022,308 for the three-month period ended March 31, 2004. Net operating loss is the result of revenue minus total expenses. Our net operating loss decreased from the first quarter of 2004 due to the elimination of the impairment loss recognized during the first quarter of 2004. We are please to be emerging from the development stage and are focused on reducing our net operating loss in the latter of half of 2005 through 2006.

LOSS ON DEBT SETTLEMENT. In the three-month period ended March 31, 2004 the Company retired past debts valued at $317,136. The Company incurred no such expense for the three-month period ended March 31, 2005. We will continue to retire our outstanding debt as revenue allows.

INTEREST INCOME. The Company did not record any interest income for the three-month period ended March 31, 2004 compared to $3,531 for the three-month period ended March 31, 2005.

FINANCING COSTS. In the three-month period ended March 31, 2005 the Company incurred financing costs of $441,083 compared to $408,255 for the three-month period ended March 31, 2004.

INTEREST EXPENSE. Interest expense was $48,699 for the three-month period ended March 31, 2005 compared to $9,051 for the three-month period ended March 31, 2004.

NET LOSS. Our net loss from operations was $1,484,909 for the three-month period ended March 31, 2005 compared to $1,756,750 for the three-month period ended March 31, 2004. It should be expected that we would continue to incur losses from operations until such time as revenues can be generated to cover such costs.

Industries/Markets Serviced

Pharmaceutical Distribution

With our acquisition of CareGeneration, Inc. through our subsidiary Pharma Tech Solutions, Inc. we are now building a prescription drug channel distribution and fulfillment business. Our decisions to enter these markets are primarily based on experience we have gained from our earlier efforts to license our MD@Hand PDA products to companies that were already part of these channels.

Expenditures on prescription drugs accounts for more than 10 percent of the $1.5 trillion annual domestic healthcare market. However, a significant portion of the U.S. population - 45 million based on recent estimates or more than 15 percent of the total population - is excluded from receiving the drugs critical to health, longevity and quality of life due to a lack of health insurance.

Various programs, sponsored by large hospital chains through clinics but typically through state and federal government programs, attempt to provide drug benefits to the uninsured and underinsured population, but study after study have shown that administrative inefficiencies and government bureaucracy inhibit these programs. By linking a centrally located, state-of-the-art, drug distribution facility, with an established wholesale prescription distributor, and powerful wireless technology, instaCare is positioned to bring economic and administrative efficiencies to the projected $8 billion market for delivering prescriptions to medically uninsured and underinsured consumers.

Thus far instaCare, through our recent acquisition of CareGeneration, Inc., has only targeted firms that currently service this market, through the sale of discounted bulk pharmaceuticals. However, as one of the only organizations targeting this vast, underserved market, a market that typically includes a higher proportion of unhealthy and more elderly people, instaCare is positioning itself to accumulate market share by servicing the market directly.

Our pharmaceutical distribution business will thus supply some of our competitors with discount bulk pharmaceuticals for the generation of cash flow, and put this increased cash flow to use in an attempt to become a more effective competitor through the distribution of our proprietary medical IT to physicians that provide service to the poor and uninsured in the hopes that a critical mass of these physicians will electronically refer prescriptions for their patients to instaCare for fulfillment. This technology pull-through business model, although not unique, is being implemented, instaCare believes, for the first time in an indigent care setting.

Real Estate and Hotel/Motel Applications

In late 2002 we introduced ResidenceWare, a collection of Internet-enhanced communication, integration, and networking software systems and applications designed for the apartment management and lodging industries, that reside on and function through Windows CE-based PDAs and the Wi-fi networks that manage these PDAs. ResidenceWare was proprietarily and internally developed in cooperation with prominent commercial and residential real estate management companies, and hotel owners who defined for instaCare a need for a communication tool that could capitalize on recent technological advances to facilitate the relay of vital information directly and instantaneously to occupying tenants/guests

Our experiences to date have been mixed. Under our original business model, a model built on the perceived value of concentration of placements in a certain area, we found it difficult to induce area vendors to sponsor advertising after a certain level of concentration, particularly if our ResidenceWare products were installed in several hotels along the same freeway intersection or the same side of town. When it became clear that the motivations of the service vendor were different than the motivations of the hotel owner, even though both were in the business of providing service to the same guest, we had already received orders from 28 hotels or motels with approximately 2900 rooms. instaCare thus changed our Residenceware business model from an advertising sponsored model to a model where instaCare sells and installs the Wi-Fi network at the hotel on a price per room installed basis, achieving revenue from the "wiring" of a hotel with our PDA wireless networks. Once payment is received we then provide an advertising sponsored model to the hotel owner and area vendors for a fee. instaCare has shipped approximately 1250 Residenceware units to 15 hotels originally brought to us through the efforts of a sales agent. Whereas previously we employed a series of part-time or on-call installation and sales agents, instaCare is now responsible for sales, service, installation and the cooperative advertising model. Our initial sales and service agent, PCHertz.com, inc. of Fargo, ND, remains a sales agency and a referral source for us.

In the summer of 2003 we began discussions for a possible acquisition of MDU Services, Inc. (MDU), a Texas based company that was in several businesses, but of particular interest was MDU's business of providing kiosk-style access to the Internet at hotels and apartment buildings. Envisioning a more robust line of Internet connectivity products for the lodging and apartment management marketplaces, we made an initial offer to acquire MDU in the late fall of 2003. This acquisition has never progressed past the Due Diligence phase, even after we revised our offer in February 2004. Given the time that has passed and the lack of materials provided by MDU for our review, it is questionable whether this acquisition will close, although there are no penalties associated with a delayed closure. We remain interested in MDU's businesses.

SateLink

SateLink is instaCare's palm computer based product system designed to facilitate wireless process control, calibration, key coding and communications within the cable and media re-broadcast industries. SateLink seeks to resolve electronic communication barriers that inhibit customer communications and service and furnishes previously unattainable controls over the delivery of their products.

SateLink is a collection of communication, integration, and networking software systems that reside on a Windows CE-based PDA that communicates via Wi-Fi wired or satellite network connections. instaCare believes SateLink will capitalize on recent innovations with PDA-sized GPS receivers to consolidate one or multiple GPS channels into a WiFi network to empower real-time satellite communications between a sponsoring corporation and field based PDAs.

Current Business Focus

Our current business focus is in two distinct areas. The first area of focus is indigent care where we will leverage our IT communications technologies, providing these technologies to physicians who treat the poor and indigent, in return for our devices being used to drive business to our pharmaceutical distribution division. The second area of focus is the hotel/motel market where our Residenceware products and services have begun building traction.

To accomplish our business goals we are marketing a comprehensive suite of medical information technology, cooperative advertising, instant messaging and fulfillment, and electronic commerce applications that are Internet enhanced, integrated for medical professional use, and hotel management/guest use, both software suites functioning through networks of wireless PDA Internet appliances. Our applications have been designed to meet the needs of the inpatient and outpatient medical environments, and the hotel management and guest (consumer), and are not just commercially viable but also regulatory standard compliant. Our satellite media applications leverage information obtained from a communications satellite. Additionally, our software applications were conceived and implemented to offer the management level user, either the medical professional or hotel manager, the ability to manage prospective and retrospective commerce.

We have filed two broad based patent applications and intend to file derivative patent applications covering the processes, use and functionality of our technologies and products. Our satellite media product is designed for use by installation and customer support technicians and offers instant and secure communication between the individual subscriber and the satellite broadcast service.

Our software is designed to integrate point of service applications. The medical appliance, the longest available product, monitors treatment protocols and up to the moment patient histories coupled with real-time on-line medical electronic prescriptions, medical diagnostic ordering and fulfillment medical insurance claims submission.

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

New Product Offerings

With our new prescription drug distribution business now coming on-line, instaCare has decided to begin the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. To date we have entered into agreements with distribution arms of two major manufactures and distributors of competing diabetic diagnostic products. We plan to add more of these diagnostic products as we further specialize into this medical niche.

Distribution, Marketing and Customer Relations

Management intends to implement an aggressive but targeted marketing campaign to educate healthcare providers about our medical technology solutions, hotel/motel owners about our technologies and products for the hotel/motel marketplace and our technologies and products for the satellite broadcast marketplace by demonstrating the benefits obtained through their use. The industry focused marketing campaigns are intended to leverage our efforts by qualifying customers' needs and interests.

The instaCare medical marketing strategy will ultimately target the physician providers who specialize in care for the indigent through the provision of technology, products and services that specifically respond to the needs and requirements of that market. The indigent care physician will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs.

Healthcare is an interdependent web of payors and providers. instaCare's success strategy is reliant on targeting a single sector within the industry. Although the physician will determine a product's utilization, it is the other components of the system that will bear the cost of the products and services introduction and ongoing deployment.

Implicit to our medical marketing strategy is the contracting of state Medicaid and welfare programs, pharmacy benefit management entities, and medical case management entities within a targeted region that provides for system integration to our products and services. Once the network has been established our IT driven mail order pharmacy services will be distributed to those physicians included within the Medicaid or welfare agency Provider Network. We will rely on those contracted agencies to support and assist in the distribution of the product to the said physicians.

The instaCare hotel/motel marketing strategy will ultimately target hotel/motel owners through the provision of technology and services that specifically respond to their needs and requirements. The hotel/motel owners will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs. instaCare has designed products to furnish hotel and motel guests with a menu of food service, office services and other remote services that include those features that specifically respond to the requirements of the hotel/motel owner. We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel its implementation throughout the industry.

Historically hotels and motels have adopted specific technology that enhances the utility of either the in-room telephone(s) or the in-room cable linked television. Thus, most of the innovations in hotels and motels have leveraged devices where innovation is waning. The electronics in telephones and telephone systems are limited and, and the television's design tends to limit its utility to one-way communication directed at the person watching.

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

Competition

The medical industry is highly competitive in the attraction and retention of physician customers, insurers, government agency payors/sponsors and other medical providers. The number of competing companies and the size of such companies vary in different geographic areas. Generally, instaCare is in competition with other PDA technology companies that offer medically related software suites, with the most effective competition coming from companies that possess greater capital resources, have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than do we. However, only one competitor is currently using its technologies to pull through business from other ancillary products and services, and no other competitor is currently focused on healthcare services for the poor and indigent.

There are a number of small and large companies that provide some type of IT services at the point of care tying physicians to the healthcare systems:

  Large publicly traded companies: WebMD, formerly known as Healtheon (HLTH), the former MedicaLogic/Medscape (merged into HLTH) and to a slightly lesser degree Cerner/Citation (CERN), IDX Corporation (IDXC) and venerable Shared Medical (acquired by Seimens) are very broadly involved in healthcare based services including consumer services, E-commerce and connectivity
  PDA-based companies: PatientKeeper Corp. (formerly Virtmed), ePhysician, which less than two years ago was acquired in asset sale by Ramp Corp. (RCO) and is now downsized, and iScribe, which less than two years ago was reorganized and then merged into AdvacePCS, have announced products that reside on 3-Com's Palm PC. PocketScripts ("PS") is another market entrant that specializes in the electronic prescriptions. Zixcorp (ZIXI) acquired PS in 2003 and is still engaged in a consolidation.

The PatientKeeper product allows physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of a 1st generation feature on a 3rd generation technology). EPhysician's (Ramp Corp.) product offering allows prescription ordering from a PDA. On the surface, the former several of these companies provide systems that offer a few of the features of instaCare's system. However their approach involves a greater capital cost and is plagued with platform data management disadvantages compared to instaCare's product line. Most of these companies, PatientKeeper being the exception, have histories of financial troubles but nonetheless have garnered impressive valuations.

All of the technology-based companies listed above have a similar broad goal to deliver PDA based data management to physicians. One company, AllScripts (MDRX), appears to be positioned to advance to a market leadership position and is the aforementioned company employing a business model similar to instaCare. AllScripts employs a "pull-through" business model whereby their technology is employed at the physician's point of care in an effort to provide medical utility and medical content to that physician, but with the greater goal of selling that physician bulk pharmaceuticals.

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

The instaCare satellite marketing strategy will ultimately target the satellite broadcast providers through the provision of technology and services that specifically respond to their needs and requirements. Each satellite provider will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs. instaCare has designed our satellite products to allow the on-site technician the ability to configure a subscriber system in seconds while also allowing the satellite broadcast company to control the on-site technician features that specifically respond to their needs. We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel its implementation throughout the industry.

Liquidity and Capital Resources

Since inception, we have funded operations primarily through notes issued and the net cash proceeds from offerings of our common stock. At March 31, 2005, we had cash and equivalents of $1,849,198, total stockholders' equity of $1,570,846 and positive working capital of $1,328,017. instaCare has only recently begun to generate revenue and as such it would be expected that our funding requirements would grow as we hire additional staff. We expect that we will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations. instaCare's products require us to advance cash for our network installations prior to the receipt of any cash flow from the network installations. Thus, there is a probability that cash generated from operations in future periods will lag expenses and should there be insufficient resources to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

Net cash used by operating activities during the three-month period ended March 31, 2005 was $938,048, which was primarily due to the net loss of $1,499,909 offset by shares issued for stock-based compensation of $896,530. This compares to net cash used by operating activities during the three-month period ended March 31, 2004 of $249,760, which was primarily due to the net loss of $1,756,750 offset by shares issued for various purposes totaling $1,071,096.

Net cash provided by investing activities during the three-month period ended March 31, 2005 and 2004 was $0. As cash flow allows, we may enter into investing activities on a case-by-case basis should management believe it prudent to do so.

Net cash provided by financing activities during the three-month period ended March 31, 2005 was $2,757,973 comprised of a reduction of $11,027 as payments made on an note payable to a shareholder, $400,000 in proceeds from long-term debt, a revolving line of credit in the amount of $215,950, the issuance of preferred series "C" stock in the amount of $2,000,000 and $153,050 received from the issuance of common stock. This compares to net cash provided by financing activities during the three-month period ended March 31, 2004 of $1,005,734 comprised of $5,000 in convertible notes payable to a related party, $550,000 in proceeds from long-term debts, $35,334 in proceeds from note payable to shareholder and $425,400 received from the issuance of common stock.

All investor inquiries should be directed via mail to Mr. Keith Berman, Secretary, instaCare Corp., 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in claims and litigation that arise out of the normal course of business. Neither instaCare nor its subsidiaries are currently subject to any legal proceedings. instaCare's recent acquisition target CareGeneration, Inc. ("CareGen"), is not subject to any legal proceedings. Currently, there are no pending matters that in management's judgment are expected to have an uncontemplated material adverse effect on our financial statements. However, there are several current matters.

On April 6, 2005 we received a demand letter from Bruce J. Biagini, Esq. representing Ronald R. Kelly, a member of instaCare's Board of Directors. Mr. Biagini's letter makes specific demands of instaCare in regard to certain shares that Mr. Biagini claims are due Mr. Kelly as a result of the closing of our February 25, 2005 acquisition of CareGeneration, Inc. ("CareGen"). Given the nature of the demands it is unclear from Mr. Biagini's letter whether he is also making the same claims on behalf of the former corporation CareGeneration, Inc. or its shareholders, or whether Mr. Biagini is aware that CareGen had shareholders in addition to Mr. Kelly. On April 12, 2005 we received a follow-up letter. This letter, on behalf of Mr. Kelly, dropped certain of Mr. Kelly's original claims for shares and amended other claims for shares. instaCare disputes any assertion that it has not timely paid to Mr. Kelly or his shareholders certain of the shares he is claiming and has addressed each of Mr. Kelly's claims in a written response from our counsel. However, given the ambiguities in Mr. Biagini's letters, we cannot determine any possible outcome at the present time.

In April 2004 we entered into an agreement with DataFuzion, Inc. ("Fuzion"), a Colorado based medical software and medical systems company. Among other things this agreement called for instaCare to provide license to certain of its software and to provide introduction to agents and service organizations that were capable of assisting Fuzion's stated desire to become a fully reporting public company. After several attempts to compel Fuzion to render the consideration called for under the agreement we were made aware that Fuzion was in fact holding merger discussions with Omni Medical Holdings Inc., a South Dakota based company. On March 1, 2005 we received notice that this merger had been completed. On March 8, 2005 we made claim for the shares called for under the agreement through written correspondence to both DataFuzion, Inc. and Omni Medical Holdings Inc. Although we have not yet resolved our claims, DataFuzion, Inc. has contacted us and we remain optimistic that we will be able to resolve our issues.

Item 2. Changes in Securities.

On January 13, 2005, the Company issued 7,250,000 shares of its common stock for services received in connection with financing arrangements valued at $137,750, the fair market value of the underlying shares. The Company believes that the issuance was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On January 16, 2005, the Company entered into a three month consulting agreement with Steven Bayern. As compensation for his services, the Company agreed to issue Mr. Bayern 5,000,000 shares of its common stock with 1,250,000 vesting 15 days after the execution of agreement. The Company believes that the issuance will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares will be issued directly by the Company and the sale did not involve a public offering or general solicitation.

On February 1, 2005, the Company entered into a financial consulting agreement with Pylon Management, Inc. expiring on December 31, 2005. Pursuant to the agreement, the Company agreed to grant Pylon Management an option to purchase up to 18,500,000 shares of the Company's common stock at $0.02 per share. As of March 31, 2005, no options have been granted. The Company believes that the grant of the option is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 2, 2005, the Company issued 10,790,000 shares of its common stock in exchange for consulting services valued at $183,430, the fair market value of the underlying shares. The Company believes that the issuance was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 7, 2005, the Company reached an agreement with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC ("the Purchasers") whereby the Company sold 20,000 shares of the Company's Series "C" preferred stock for cash in the amount of $2,000,000. Each share of preferred series "C" stock is convertible into shares of the Company's common stock at a rate equal to 80% of the market price prior to conversion. The Company believes that the issuances were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports of the Company. The Company reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company's management on several occasions prior to their investment decision.

On February 7, 2005, the board of directors approved the issuance of warrants to purchase 100,000,000 shares of the Company's common stock to Mercator LLP in connection with financing arrangements. Such warrants are exercisable over a period of three years at an exercise price of $0.02 for the initial 50,000,000 shares and $0.03 for the remaining 50,000,000 shares. The Company believes that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 7, 2005, the board of directors approved the issuance of warrants to purchase 3,500,000 shares of the Company's common stock to Pylon Management for payment of consulting services. The warrants are exercisable at a price of $0.02 per share and vest over a period of three years. The Company believes that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 10, 2005, the Company entered into a "Note Extension Agreement" with Pinnacle Partners, LP. Pursuant to the Agreement, the Company issued 83,000,000 shares of its common stock as collateral for additional principal in the amount of $400,000. In addition, the Company issued 13,000,000 shares of its common stock as a renewal fee to Pinnacle Partners and CJR, Capital, LLC, its designee. The Company believes that the issuances were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports of the Company. The Company reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company's management on several occasions prior to their investment decision.

On February 10, 2005, the Company entered into a six-month consulting agreement with Victor Pallante for financial advisory services in exchange for cash in the amount of $50,000 due upon execution of the agreement and 5,000,000 shares of the Company's common stock to be considered earned over the term of the agreement and issued incrementally. The Company believes that the issuance will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares will be issued directly by the Company and the sale did not involve a public offering or general solicitation.

On February 15, 2005, the Company granted stock options to three of its officers and director, to purchase 63,000,000 shares of common stock at a strike price of $0.002 per share pursuant to the Company's 2005 Stock Option Plan. The Company believes that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 14, 2005, the Company issued 42,500,000 shares of its common stock pursuant to the "Agreement and Plan of Merger," entered into on November 4, 2005, to the shareholders of CareGen, Inc. Additionally, the Company issued 10,000,000 shares of common stock to various individuals for cash in the amount of $28,050 and services valued at $151,950. Further, the Company's wholly owned subsidiary, Pharma Tech, Inc. issued 39,750,000 shares of its common stock to the CareGen shareholders. The Company believes that the issuances were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports of the Company. The Company reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with the Company's management on several occasions prior to their investment decision.

On March 14, 2005, the Company issued 17,500,000 shares of its common stock in exchange for services rendered in connection with financial consulting, valued at $190,000, and cash in the amount of $125,000. The Company believes that the issuance was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

Item 6(a) - Exhibits.

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

Item 6(b) - Reports Filed on Form 8-K.

For the quarter ended March 31, 2005, and prior to our name change to instaCare Corp., the Company filed the following reports on Form 8-K with the Securities and Exchange Commission:

On January 10, 2005, the Company announced, under Item 7.01 Regulation FD Disclosure that on December 24, 2004, instaCare and our subsidiaries Pharma-Tech Solutions, Inc. and Medicius, Inc. entered into an exclusive agreement regarding wholesale drug distribution licensing and wholesale drug distribution operations with Kelly Company World Group, Inc. ("KCWG"), its president, Ronald R. Kelly, and a closely related corporation controlled by Ronald Kelly, CareGeneration, Inc. This agreement granted to instaCare and our subsidiaries the exclusive and continuing rights, benefits, and conditions in the operation of the KCWG wholesale drug distribution business including their Wholesale Drug Distributor Licenses in Indiana and Illinois. KCWG agreed to maintain these Licenses in full force and effect, and to pursue other full drug distribution license applications in additional states as required. The first transaction under this agreement was initiated on January 4, 2005.

In addition, we executed a lease agreement with KCWG that allows us full access to and use of their FDA approved warehouse facilities in Carthage, Illinois for wholesale drug distribution activities. In return for a commitment to non-interference in the use of said facility, we have agreed to negotiate salaries or work agreements with the employee(s) for their continued discharge of existing duties, many of which are regulatory fulfillment in nature.

On February 15, 2005, the Company announced, under Item 7.01 Regulation FD Disclosure that on February 7, 2005, instaCare Corp. ("instaCare") reached an agreement (the "Agreement") with Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. (collectively, the "Purchasers") and Mercator Advisory Group, LLC ("MAG"). Under this Agreement, in return for a total investment of $2,000,000 USD from the Purchasers, instaCare agreed to issue and sell to the Purchasers an aggregate of: (a) Twenty Thousand (20,000) shares of our Series C Convertible Preferred Stock (the "Series C Stock"), $1000.00 per share which shall be convertible into shares (the "Conversion Shares") of instaCare's Common Stock (the "Common Stock") with the conversion rate pegged at 80% of the market for instaCare's Common Stock prior to any conversion, subject to certain conditions, and (b) One Hundred Million (100,000,000) warrants to acquire up to One Hundred Million (100,000,000) shares of instaCare's Common Stock, 50,000,000 of the warrants having an exercise strike price of $.02 and 50,000,000 of the warrants having an exercise strike price of $.03.

The number of Conversion Shares and Warrant Shares that any Purchaser may acquire at any time are subject so that the aggregate number of shares of Common Stock of which such Purchaser and all persons affiliated with such Purchaser have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of instaCare's then outstanding Common Stock. On February 11, 2005, instaCare filed an SB-2 Registration Statement with the Securities and Exchange Commission to register the common shares of instaCare Common Stock underlying this Agreement.

On February 16, 2005, the Company announced, under Item 7.01 Regulation FD Disclosure that instaCare and Pinnacle Investment Partners, LP ("Pinnacle"), collectively (the "Parties"), entered into a Note Extension Agreement ("Agreement"). instaCare had previously issued to Pinnacle a $700,000 Secured Promissory Note bearing interest at the rate of 12% per annum, dated March 24, 2004 (the "Note"), which provided for a maturity date of September 24, 2004 (the "Maturity Date"). In a Note Extension Agreement dated September 24, 2004, the Parties amended the Note and the related Pledge and Security Agreement, and under the terms of that Note Extension Agreement the maturity date of the Note became March 24, 2005. On February 11, 2005, instaCare filed an SB-2 Registration Statement with the Securities and Exchange Commission to register the common shares of instaCare Common Stock underlying this Agreement.

On February 28, 2005, we announced, under Item 7.01 Regulation FD Disclosure the closure of our acquisition of CareGeneration, Inc. into instaCare's subsidiary Pharma Tech Solutions, Inc., which will now assume the businesses and manage the associated properties of CareGeneration, Inc.

[balance of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

instaCare Corp.

(Registrant)

Date: May 20, 2005

By: /s/ Robert Cox

      Robert Cox

      President and CEO

Date: May 20, 2005

By: /s/ Keith Berman

     Keith Berman

     Secretary and Treasurer/CFO