Form 10QSB/A
period 2005-03-31
instaCare Corp.
filed 2005-05-24
CIK 1144225

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

Note 2 - Going concern

The Company has an accumulated deficit as of March 31, 2005, and 2004 of $11,606,350 and $7,312,164, respectively. The Company has recently entered into several new lines of business. One of these new businesses is not similar to the Company's current information technology businesses. The new business requires substantial capital and there are other, better financed, competitors who achieve several billion dollars in annual revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.  Management  believes  these  efforts will generate  sufficient  cash flows from  future  operations  to pay the  Company's obligations  and  working  capital  needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 5 - Notes payable

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Ptners, LP (Pinnacle). The Secured Convertible Promissory Note bears interest at the rate of 12% per annum, initially matured on September 25, 2004, but was extended for an additional six months at the option of the Company, and is secured by 14,000,000 shares of the Company's $0.001 par value common stock. Pinnacle may, at its option, at any time or from time to time, elect to convert some or all of the then-outstanding principal amount of the Note into shares of the Company's $0.001 par value common stock at a conversion price of $0.08 per share, unless such conversion would result in Pinnacle being deemed the "beneficial owner," within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of 4.99% or more of the then outstanding Common Shares of the Company. In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

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