Form 10QSB
period 2005-06-30
instaCare Corp.
filed 2005-08-15
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(805) 446-1973 (Issuer’s telephone number)

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

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 488,777,249 shares of common stock.

InstaCare Corp.

(formerly CareDecision Corporation)

Part I - Financial Information

Item 1. Financial Statements

InstaCare Corp.

(formerly CareDecision Corporation)

Consolidated Balance Sheet

as of

June 30, 2005

(unaudited)

and

Statements of Operations

for the Three Months and Six Months Ended

June 30, 2005 and 2004 (unaudited)

and

Statements of Cash Flows

for the Six Months Ended

June 30, 2005 and 2004 (unaudited)

InstaCare Corp.

(formerly CareDecision Corporation)

Consolidated Balance Sheet

(unaudited)

(unaudited) June 30, 2005
Assets

Current assets:
Cash and equivalents	$1,466,721
Accounts receivable	256,053
Inventory	48,434
Prepaid compensation	110,670
Notes receivable	214,444
Total current assets	2,096,322

Fixed assets, net	157,277

Other assets:
Goodwill	-
Total other assets	72,417
2,326,015

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	49
Convertible note payable	1,100,088
Total current liabilities	1,100,137

Stockholders’ equity:
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized, 207,526 shares issued and outstanding	208
Preferred series “B” stock, $0.001 par value, 500,000 shares authorized, none
issued and outstanding	-
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized, 20,000 shares issued and outstanding	20
Preferred series “D” stock, $0.001 par value, 750,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 1,200,000,000 shares authorized, 488,777,249 shares issued and outstanding	488,777
Additional paid-in capital	13,163,363
Current year accumulated (deficit)	(2,302,930)
Accumulated (deficit)	(10,123,560)
1,225,879
$2,326,015

The accompanying notes are an integral part of these financial statements.

InstaCare Corp.

(formerly CareDecision Corporation)

Consolidated Statements of Operations

(unaudited)

	(unaudited)		(unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue, net	$1,070,848	$57,550	$3,170,238	$112,942
Cost of sales	861,152	-	2,763,893	-

Gross profit	209,696	57,550	406,345	112,942

Expenses:
Hardware costs	32,889	89,793	42,964	89,793
General & administrative expenses	137,740	49,228	312,676	108,310
Payroll expense	226,009	84,405	482,878	164,945
Professional fees	(55,591)	-	223,027	293,855
Stock-based compensation for employee benefits	-	-	115,290
Stock-based compensation for professional fees	96,000	55,325	96,000
Stock-based compensation for consulting services	115,005	503,400	461,385	988,519
Software development	-	16,667	-	86,308
Impairment loss on operating assets	-	166,955	-	278,428
Depreciation	13,136	24,630	26,274	57,945
Total expenses	565,188	990,403	1,760,494	2,068,103

Net operating (loss)	(355,492)	(932,853)	(1,354,149)	(1,955,161)

Other income (expense):
Loss on settlement	(169,768)	(60,000)	(169,768)	(377,136)
Loss – related party	(70,130)	-	(70,130)	-
Interest income	5,485	1,004	9,016	1,004
Merger expenses	(142,617)	-	(142,617)
Financing costs	-	-	(441,083)	(408,255)
Interest expense	(85,500)	(44,250)	(134,199)	(53,301)

Net (loss)	$(818,021)	$(1,036,099)	(2,232,800)	(2,792,849)

Weighted average number of
common shares outstanding - basic and fully diluted	459,323,934	194,072,729	428,998,969	166,246,108

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)	(0.01)	(0.02)

The accompanying notes are an integral part of these financial statements.

InstaCare Corp.

(formerly CareDecision Corporation)

Consolidated Statements of Cash Flows

(unaudited)

	(unaudited)
	For the six months ended
	June 30,
	2005	2004
Cash flows from operating activities
Net (loss)	$(2,302,930)	$(2,792,849)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation for employee benefits	115,290	-
Stock-based compensation for consulting services	604,630	988,519
Stock-based compensation for professional fees		293,855
Stock-based compensation for financing costs	227,500	423,977
Stock issued for debt conversion	215,950	-
Warrants issued for financing	107,000	-
Loss on settlement	239,898	278,428
Impairment loss on operating assets	-	377,136
Depreciation	26,274	57,945
Loan amortization	6,583	-
Changes in operating assets and liabilities
(Increase) in accounts receivable	(274,175)	(54,237)
Decrease in inventory	152,469	-
(Increase) in note receivable	(190,598)	50,000
(Increase) in prepaid compensation	(110,670)
(Increase) in other assets	(72,417)	-
(Decrease) in customer deposits	(12,500)	-
(Decrease) in other liabilities	(304,500)	(2,180)
(Decrease) in accounts payable - related party	(114,664)	-
Net cash (used) by operating activities	(1,686,859)	(379,406)

Cash flows from financing activities
Convertible notes - related party	-	(13,869)
Proceeds from notes payable to shareholders	-	35,334
Payments on note payable to shareholders	(11,027)	(102,635)
Revolving line of credit	114,350	-
Proceeds from long-term debts	400,000	721,088
Issuance of preferred series "C" stock	2,000,000	-
Issuance of common stock	227,772	425,400
Net cash provided by financing activities	2,731,095	1,065,318

Net increase in cash	1,044,236	685,912
Cash – beginning	422,486	29,273
Cash – ending	$1,466,722	$715,185

Supplemental disclosures:
Interest paid	$134,199	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

InstaCare Corp.

(formerly CareDecision Corporation)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

Non-cash transactions:
Number of shares issued for stock-based compensation	-	77,660,500
Number of warrants issued for interest expense	-	10,000,000
Number of common shares issued for settlement	-	6,510,000
Number of shares issued for consulting services	32,790,000	-
Number of common shares issued for debt conversion	26,886,828	7,350,000
Number of shares issued for financing	30,500,000	-
Number of preferred shares issued for financing	20,000	207,526
Number of shares issued per merger agreement	52,500,000	6,469,161
Number of stock options issued as compensation	63,000,000	-
Number of warrants issued for financing	103,500,000	-

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

The Company was organized July 6, 2000 (Date of Inception) under the laws of the State of Nevada as Promedicius, Inc.. In May 2001 the Company changed its name to Medicius, Inc. On June 21, 2002, the Company merged with ATR Search Corp., a development stage company, and a Nevada corporation, and filed amended articles of incorporation changing its name to CareDecision Corporation and subsequently changed its name to InstaCare Corp. effective April 14, 2005. The Company was in the development stage through December 31, 2004. The year 2005 will be the first year during which the Company will be considered an operating entity no longer in the development stage.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The Company has an accumulated deficit as of June 30, 2005, and 2004 of $12,356,360 and $8,348,264, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. From time to time the Company might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is not currently seeking additional financing. The Company intends to acquire interests in various business opportunities, which in the opinion of management, will provide a profit to the Company. Management believes that its current business and other merger and acquisition activities will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

InstaCare Corp.

(formerly CareDecision Corporation)

Notes

Note 3 – Business combinations

On November 4, 2004, the Company entered into a definitive “Agreement and Plan of Merger” whereby the Company’s wholly owned subsidiary, Pharma Tech Solutions, Inc. (“Pharma Tech”), would acquire all of the outstanding shares of CareGeneration, Inc. (“CareGen”), a Nevada corporation, in exchange for 39,750,000 shares of Pharma Tech’s $0.001 par value common stock and 42,500,000 shares of the Company’s $0.001 par value common stock. On February 5, 2005, the Company consummated the Merger through the exchange of shares. CareGen ceased to exist and all assets, certain liabilities and capital accounts were assumed by Pharma Tech as the surviving corporation. The Merger was been structured as a tax-free exchange pursuant to internal revenue code 368, as amended.

Note 4 – Fixed assets

Depreciation expense totaled $26,274 and $24,630 for the six-month period ended June 30, 2005 and 2004, respectively.

Note 5 – Convertible notes payable

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle). The Secured Convertible Promissory Note bears interest at the rate of 12% per annum, initially matured on September 25, 2004, but was extended for an additional six months at the option of the Company, and was secured by 14,000,000 shares of the Company’s $0.001 par value common stock. Pinnacle, at its option, may elect to convert some or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $.08 and upon the renewals to $0.025 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner,” within the meaning of Rule 13d-3 of the Securities Act of 1934. In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

On February 10, 2005, the Company entered into a “Note Extension Agreement” with Pinnacle Partners, LP. The amended Agreement increased the principal balance of the original secured promissory note dated March 24, 2004 of $700,000 to $1,100,000 and the maturity date was extended to April 26, 2006. Pursuant to the Agreement, the Company issued an additional 83,000,000 shares of its common stock as collateral for the additional principal of $400,000 and to further securitize the original $700,000 face value loan. In addition, the Company has issued 13,000,000 shares of its common stock as a renewal fee to Pinnacle Partners and CJR, Capital, LLC, its designee. The Company has recorded a financing expense in the amount of $227,500, the fair market value of the underlying shares.

InstaCare Corp.

(formerly CareDecision Corporation)

Notes

The Company recorded interest expense totaling $134,199 and $53,301 during the six-months ended June 30, 2005 and 2004. The Company also recorded financing costs totaling $441,083 during the period ending June 30, 2005.

Note 6 - Commitments

On January 16, 2005, the Company entered into a three month consulting agreement with Steven Bayern, whereby Mr. Bayern agreed to provide business advisory and strategic planning and development services to the Company. As compensation for his services, the Company agreed to issue Mr. Bayern 5,000,000 shares of its $0.001 par value common stock with 1,250,000 vesting 15 days after the execution of agreement. As of June 30, 2005, the Company has expensed $42,500 as consulting fees per the agreement. This agreement was terminated by mutual consent of the parties on April 30, 2005.

On February 1, 2005, the Company entered into a financial consulting agreement with Pylon Management, Inc. expiring on December 31, 2005. Pursuant to the agreement, Pylon Management will be compensated for services in the form of option to purchase up to 18,500,000 shares of the Company’s common stock at $0.02 per share. As of June 30, 2005, 3,500,000 options have been granted.

On February 10, 2005, the Company entered into a six-month consulting agreement with Victor Pallante for financial advisory services in exchange for cash in the amount of $50,000 due upon execution of the agreement and 5,000,000 shares of the Company’s $0.001 par value common stock to be considered earned over the term of the agreement and issued incrementally. The company has issued 3,000,000 of the agreed upon compensation shares. As of June 30, 2005, the Company expensed consulting fees in the amount of $50,000.

Note 7 – Stockholder’s equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 500,000 shares are designated as Series B, 20,000 shares are designated as Series C, 750 shares are designated as Series D, and 1,200,000,000 shares of $0.001 par value common stock.

Series “A” convertible preferred stock

Holders of series “A”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “A” Convertible Preferred stock may be converted at a rate of eighteen (18) shares of common stock for each share of Series “A” Convertible Preferred stock. Series “A” Convertible Preferred stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “A” convertible stock shall be entitled to a 6% annual dividend payable in common stock, accrued and payable at the time of conversion, subject to adjustments resulting from stock splits, recapitalization, or share combination.

The Company issued 207,526 of its $0.001 par value preferred shares in April 2004 and recorded financing costs of $354,800. Each preferred share is convertible into eighteen (18) shares of the Company’s $0.001 par value common stock.

InstaCare Corp.

(formerly CareDecision Corporation)

Notes

Series “C” convertible preferred stock

Holders of series “C”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “C” convertible preferred stock may be converted, the number of shares into which one share of Series “C” Preferred Stock shall be convertible shall be determined by dividing the Series “C” Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $0.02 per share. Series “C” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “C” convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series “C” convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

On February 7, 2005, the Company reached an agreement with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“the Purchasers”) whereby the Purchasers acquired 20,000 shares of the Company’s Series “C” preferred stock for cash in the amount of $2,000,000. Each share of preferred series “C” stock is convertible into shares of the Company’s common stock at a rate equal to 80% of the market price prior to conversion. The Company will also issue 100,000,000 warrants to purchase shares of the Company’s common stock, 50,000,000 of the warrants having an exercise price of $0.02 and 50,000,000 having an exercise price of $0.03. The value of the warrants, using the Black-Scholes pricing model, was $100,000 and this was recorded as a financing expense.

Common stock

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

On March 14, 2005, the Company issued 42,500,000 shares of its $0.001 par value common stock pursuant to the “Agreement and Plan of Merger,” entered into on November 4, 2005, to the shareholders of CareGen, Inc. (see note 2). The Company recorded and investment in the amount of $42,500. Additionally, the Company issued 10,000,000 shares of common stock to various individuals for cash in the amount of $28,050 and services valued at $151,950 which were expensed as consulting fees as of March 31, 2005.

On March 14, 2005, the Company issued 17,500,000 shares of its $0.001 par value common stock in exchange for services rendered in connection with financial consulting, valued at $190,000, and cash in the amount of $125,000.

During the period ended June 30, 2005, the Company issued 14,750,000 shares of its par value common stock in exchange for services rendered in connection with various consulting agreements. The value of the services is valued at $169,000, the fair market value of the underlying shares.

InstaCare Corp.

(formerly CareDecision Corporation)

Notes

On May 5, 2005, a note holder elected to convert its face value note in the amount of $101,600 into 10,796,828 shares of the Company’s $0.001 par value common stock for full satisfaction of the loan plus accrued interest.

On June 28, 2005, a note holder elected to convert its face value note in the amount of $114,350 into 16,090,000 shares of the Company’s $0.001 par value common stock for full satisfaction of the loan plus accrued interest.

There have been no other issuances of preferred or common stock.

Note 8 – Warrants and options

On February 15, 2005, the Company granted stock options to three of its officers and director, to purchase 63,000,000 shares of $0.001 par value common stock at a strike price of $0.02 per share pursuant to the Company’s 2005 Stock Option Plan. The value of the options on the grant date using the Black-Scholes Model is $115,290, which has been recorded as compensation expense on the Statement of Operations as of June 30, 2005.

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, January 1, 2005	-	-

Options granted	63,000,000	$0.02
Options exercised	-	-

Balance, June 30, 2005	63,000,000	0.02

Exercisable, June 30, 2005	63,000,000	$0.02

The following is a summary of information about the 2005 Stock Option Plan options outstanding at June 30, 2005

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.02 - 0.02	63,000,000	3 years	$.02	63,000,000	$0.02

InstaCare Corp.

(formerly CareDecision Corporation)

Notes

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2005 was approximately $0.02 per option.

Item 2. Management’s Discussion and Analysis

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

General

InstaCare Corp., a Nevada corporation (”InstaCare, we, our, us”) was formed in July 2000, as Promedicius, Inc., a development stage company with a principal business objective to provide a series of services to medical professionals, concentrating on medical billing services. In May 2001 Promedicius, inc. changed its name to Medicius, Inc. In June 2002, Medicius, Inc. merged with ATR Search Corp., a Nevada corporation, and also a development stage company. ATR Search Corp. had a principal business objective to place part-time, temporary or project oriented workers and contractors that had specific hard-to-find information technology skills required by larger businesses. After the merger we changed our name to CareDecision Corporation and on April 14, 2005 we changed our name to instaCare Corp. Upon completion of the merger with ATR Search, Inc., Medicius, Inc. became a subsidiary of the newly merged company and through June 30, 2005, Medicius has remained quiet as a wholly owned subsidiary of instaCare Corp. After the merger with ATR Search Corp. we pursued the following primary businesses:

(a)

Providing medical communication devices based on networks of personal digital assistants (PDA). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers;

(b)

Building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests; and

(c)

Providing the cable and wireless communication industries and media enterprises with networks of personal digital assistant (PDA) technologies that link field-based installation and repair personnel with central offices for the exchange of customer order and subscription information.

On August 4, 2004 we received a proposal for a possible merger with two private shareholder owned corporations based in Scottsdale, Arizona. On August 16, 2004 we completed a Preliminary Agreement to merge with these entities. On November 18, 2004 we incorporated two subsidiary companies, Pharma Tech Solutions, Inc. a Nevada corporation, and PDA Services, Inc., a Nevada corporation, to facilitate these mergers.

On November 3, 2004, and amended on December 27, 2004, we entered into a Definitive Agreement that called for a series of transactions to be completed between us, our subsidiary, Pharma Tech Solutions, Inc., and CareGeneration, Inc., the merger target.

On December 24, 2004 we entered into a broad agreement by and among instaCare Corp., our Pharma Tech Solutions, Inc. subsidiary, CareGeneration, Inc., Kelly Co. World Group, Inc. and others. This agreement, among other things, allowed for us to assume management and control over CareGeneration Inc.’s prescription drug distribution business and to do business under the previous business name as a means to facilitate the merger. On January 4, 2005 we transacted our first commerce under this agreement. Subsequently we have accepted additional orders for future business and fulfilled these orders. During the period ending June 30, 2005, we have managed all prescription drug distribution business transacted, whether under the agreement of December 24, 2004 or subsequent to the closing of the merger. The parties concluded the activities surrounding the merger on January 27, 2005. The merger closed on February 25, 2005.

Pursuant to the agreements CareGeneration shareholders received 39,375,000 shares of the Subsidiary’s common stock, equaling approximately 49% of the outstanding shares of the Subsidiary, and 42,500,000 of our common stock in exchange for all of the shares of the Target common stock and all of the Target preferred stock. In addition, we offered the shareholders of CareGeneration, Inc. certain “earn-out” provisions based on performance, and agreed under certain terms to place in escrow 100,000,000 common stock shares, designating payment to CareGeneration stockholders subject to certain specific earn-out milestones. As of July 1, 2005, after the expiration of three of the milestone dates, only 50,000,000 of these shares were still available for “earn-out.”

On April 14, 2005, after receiving affirmative votes from more than 50% of the outstanding shares, we changed our name to instaCare Corp. to better reflect our evolved mission and business focus. Moving forward we plan to incorporate the products and services of the former CareGeneration, Inc. into our business model.

Recent Milestones

On February 10, 2005, InstaCare and Pinnacle Investment Partners, LP (“Pinnacle”), entered into a Note Extension Agreement. InstaCare had previously issued to Pinnacle a $700,000 Secured (Convertible) Promissory Note bearing interest at the rate of 12% per annum, dated March 24, 2004 which provided for a maturity date of September 24, 2004, convertible into InstaCare’s common stock subject to certain conditions. In a Note Extension Agreement dated September 24, 2004, the Parties amended the Note and the related Pledge and Security Agreement, and under the terms of that particular Note Extension Agreement the maturity date of the Note became March 24, 2005.

Subject to the terms of this new agreement; on March 24, 2005, Pinnacle agreed to pay to InstaCare $340,000 and (2) pay to Pinnacle’s designee, CJR Capital, LLC, $60,000 towards Pinnacle’s due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note rises automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.025.

In addition to the above, InstaCare also agreed: (1) to deliver to Pinnacle’s counsel an additional 83,000,000 shares of InstaCare’s common stock as additional escrow security, (2) issue to Pinnacle’s designee, CJR Capital, LLC, 4,000,000 shares of InstaCare’s common stock towards Pinnacle’s due diligence and legal expenses related to the revision of the Note; (3) issue to Pinnacle 9,000,000 shares of InstaCare’s common stock as a loan re-initiation fee; and (4) upon receipt of any properly crafted Seller’s Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing March 24, 2005, Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full.

On February 7, 2005, InstaCare reached an agreement with three entities, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”). Under this agreement, in return for a total investment of $2,000,000 USD from the investing entities, the last portion of which was received on February 22, 2005, InstaCare agreed to issue and sell to the Purchasers an aggregate of: (a) Twenty Thousand (20,000) shares of our Series C Convertible Preferred Stock, $1000.00 per share which shall be convertible into shares of InstaCare’s common stock with the conversion rate pegged at 80% of the market for InstaCare’s common stock prior to any conversion, subject to certain conditions, and (b) One Hundred Million (100,000,000) warrants to acquire up to One Hundred Million (100,000,000) shares of InstaCare’s common stock, 50,000,000 of the warrants having an exercise strike price of $.02 and 50,000,000 of the warrants having an exercise strike price of $.03.

The number of shares the investing entities wish to convert and those warrant shares that any of the investing entities may acquire at any time are subject so that the aggregate number of shares of common stock of which such investing entities and all persons affiliated with the investing entities have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of InstaCare’s then outstanding common stock.

On February 11, 2005, InstaCare filed an amended Registration Statement on Form SB-2, amendment number 6, with the Securities and Exchange Commission to register the common shares of InstaCare’s common stock that underlie the Pinnacle agreement and the agreement with, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC. On July 18, 2005, InstaCare filed amendment number 7.

On June 2, 2005 the Company engaged special counsel to investigate irregularities on the part of Ronald Kelly, who was then a member of our Board of Directors, and others. The initial part of this investigation was concluded on June 10, 2005. As a result of our investigation Mr. Kelly was removed from the Board of Directors and approximately 10 days later he tendered his resignation, without explanation (see Item 6(b) – Reports Filed on Form 8-K).

On July 6, 2005 the company brought suit against Mr. Kelly, and others (see Part II, Item 1, Legal Proceedings). The company estimates that due to the actions of Mr. Kelly et al. that during the period ended June 30, 2005, sales for approximately $2.3 million were either lost or deferred, $70,130 in income is known to have been converted, and an additional approximately $178,000 is suspected to have been converted.

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

We are considered a development stage company with an inception date of June 21, 2001 and thus have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth.

To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in instaCare’s common shares.

We have historically lost money and losses may continue in the future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money. As a result, InstaCare incurred an accumulated deficit from inception through the period ended June 30, 2005 of $12,426,490. In addition, InstaCare’s development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability generate revenue sufficient to continue as a going concern diminishing your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management. InstaCare is, and will be, heavily dependent on the skill, acumen and services of our CEO Robert Cox, interim CFO, Secretary and Treasurer, Keith Berman.. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into a long-term employment agreements with our key personnel and currently have no “Key Employee” life insurance policies.

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

Recent and possible future issuances of common stock will have a dilutive affect on existing shareholders.

InstaCare is authorized to issue up to 1,250,000,000 Shares of common stock. As of the most recent practicable date, there are 488,777,232 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders’ interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

Patent applications are secret until patents are issued in the United States, or published in other countries, therefore, we cannot be sure that we are first to file any patent application. Our business model is somewhat unique in healthcare. We intend to use our technologies, primarily the technology that allows for the safe, secure and near seamless transmission of sensitive medical information from the point of care, directly to our mail order pharmacy. Should any of our patent claims be compromised or if, for example, one of our competitors has filed or obtained a patent before our claims have been prosecuted, or should a competitor with more resources desire to litigate and force us to defend or prosecute any patent rights, our ability to develop the market for our mail order pharmacy could be severely compromised.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Due to our status as a developmental stage company and our lack of revenue sufficient to support existing operations, there is substantial doubt about our ability to continue as a going concern. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable when we emerge from the development stage. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes. However, we currently anticipate that our operating cash flow along with the funds raised from financing will be sufficient to meet our operating expenses for at least the next 12 to 24 months. There can be no assurance that we will have funds sufficient to continue operations, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in instaCare’s common shares.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-QSB for the period ended June 30, 2005.

Results of Operations

The following is an itemization of our results of operations for the three-month period ended June 30, 2005 in comparison to our results of operations for the period ended June 30, 2004.

NET REVENUE. Net revenue (revenue minus cost of sales) for the three-month period ended June 30, 2005 was $209,696 as compared to net revenue of $57,550 for the three-month period ended June 30, 2004. As we emerge from the development stage, we have begun to generate more significant revenue. We cannot guarantee with certainty when we will begin to generate revenue sufficient enough to fund ongoing operations. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the three-month period ended June 30, 2005 were $137,740 compared to $49,228 for the three-month period ended June 30, 2004. We anticipate purchases of equipment and other office related supplies in conjunction with the generation of revenues from business operations.

PAYROLL EXPENSE. Our payroll expense consists primarily of management and employee salaries. Payroll expense for the three-month period ended June 30, 2005 was $226,009 compared to Payroll expense of $84,405 for the three-month period ended June 30, 2004. A management team has been put in place to oversee the launch of our software systems, communication tools and suite of software applications. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense increased due to the addition of several new employees in 2004.

PROFESSIONAL FEES. Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the three-month period ended June 30, 2005 were $(55,591) compared to professional fees of $0 for the three-month period ended June 30, 2004. As we have contracts with the professionals that provide support services for InstaCare, our professional fees remain constant.

STOCK-BASED COMPENSATION. Our stock-based compensation for the three-month period ended June 30, 2005 was $211,005 compared to stock-based compensation of $558,725 for the three-month period ended June 30, 2004. In an effort to conserve our cash resources during fiscal 2003, 2004 and into fiscal 2005, we retained the services of outside consultants, a corporate strategic planning firm and a merchant-banking firm who agreed to provide their professional services for InstaCare stock and stock options in lieu of cash. We typically retain these consultants for a period of either 90 days or 180 days duration.

SOFTWARE DEVELOPMENT. Our software development expense for the three-month period ended June 30, 2005 was $-0- compared to software development expense of $16,667 for the three-month period ended June 30, 2004. We have maintained our investment in the development of our software as management continues to focus on integrating our software systems, communication tools and suite of software applications with those of our partners.

HARDWARE COSTS. Our hardware costs represent the cost of goods category for our PDA based Residenceware products associated with the purchase and installation of computer server hardware at our hotel/motel customer sites. Our hardware costs for the three-month period ended June 30, 2005 were $32,889 as compared to hardware costs of $89,793 for the three-month period ended June 30, 2004.

IMPAIRMENT LOSS ON OPERATING ASSETS. Our impairment loss on operating assets expense for the three-month period ended June 30, 2004 was $166,955. InstaCare incurred no such expense for the three-month period ended June 30, 2005.

DEPRECIATION. Our depreciation expense was $13,136 for the three-month period ended June 30, 2005 compared to $24,630 for the three-month period ended June 30, 2004. This represents depreciation on the assets of InstaCare and has decreased due to the asset impairment recognized as of December 31, 2004.

TOTAL OPERATING EXPENSES. Total operating expenses for the three-month period ended June 30, 2005 were $565,188 compared to $990,403 for the three-month period ended June 30, 2004. The decrease in total operating expenses was mainly a result of lower overhead costs and a reduced need to engage outside service providers and consultants now that our recent acquisition of CareGeneration, Inc. has been completed.

NET OPERATING LOSS. The net operating loss for the three-month period ended June 30, 2005 was $355,492 compared to $932,853 for the three-month period ended June 30, 2004. Net operating loss is the result of revenue minus total expenses. Our net operating loss decreased from the first quarter of 2004 due to the elimination of the impairment loss recognized during the first quarter of 2004 and a reduced need for outside service providers who were primarily engaged to facilitate our recent acquisition. We are please to be emerging from the development stage and are focused on reducing our net operating loss in the latter of half of 2005 through 2006.

LOSS ON DEBT SETTLEMENT. In the three-month period ended June 30, 2005 we retired past debts valued at $169,768 compared to $60,000 for the three-month period ended June 30, 2004. We will continue to retire our outstanding debt as revenue allows.

INTEREST INCOME. The interest income for the three-month period ended June 30, 2005 was $5,485 compared to $1,004 for the three-month period ended June 30, 2004.

FINANCING COSTS. In the three-month period ended June 30, 2005 and 2004 we incurred no financing costs.

INTEREST EXPENSE. Interest expense was $85,500 for the three-month period ended June 30, 2005 compared to $44,250 for the three-month period ended June 30, 2004. This increase in expense coincides with our recent financing with the Mercater entities.

NET LOSS. Our net loss from operations was $818,021 for the three-month period ended June 30, 2005 compared to $1,036,099 for the three-month period ended June 30, 2004. It should be expected that we would continue to incur losses from operations until such time as revenues can be generated to cover such costs.

The following is an itemization of our results of operations for the six-month period ended June 30, 2005 in comparison to our results of operations for the period ended June 30, 2004.

NET REVENUE. Net revenue (revenue minus cost of sales) for the six-month period ended June 30, 2005 was $406,345 as compared to net revenue of $112,942 for the six-month period ended June 30, 2004. As we emerge from the development stage, we have begun to generate more significant revenue. We cannot guarantee with certainty when we will begin to generate revenue sufficient enough to fund ongoing operations. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

EXPENSES

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the six-month period ended June 30, 2005 were $312,676 compared to $108,310 for the six-month period ended June 30, 2004. We anticipate purchases of equipment and other office related supplies in conjunction with the generation of revenues from business operations.

PAYROLL EXPENSE. Our payroll expense consists primarily of management and employee salaries. Payroll expense for the six-month period ended June 30, 2005 was $482,878 compared to Payroll expense of $164,945 for the six-month period ended June 30, 2004. A management team has been put in place to oversee the launch of our prescription drug and diagnostics channel business and our software systems, communication tools and suite of software applications. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense also increased due to the addition of several new employees in 2004.

PROFESSIONAL FEES. Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the six-month period ended June 30, 2005 were $223,027 compared to professional fees of $293,855 for the six-month period ended June 30, 2004. As we have engagement agreements with the professionals that provide support services for InstaCare, our professional fees grow, decrease or remain constant as a function of those engagements.

STOCK-BASED COMPENSATION. Our stock-based compensation for the six-month period ended June 30, 2005 was $672,675 compared to stock-based compensation of $988,519 for the six-month period ended June 30, 2004. In an effort to conserve our cash resources during fiscal 2003, 2004 and into fiscal 2005, we retained the services of outside consultants, specialty service providers, a corporate strategic planning firm and a merchant-banking firm who agreed to provide their professional services for InstaCare in return for compensation with stock and stock options in lieu of cash. We typically retain these consultants and specialty service providers for a period of either 90 days or 180 days duration.

SOFTWARE DEVELOPMENT. Our software development expense for the six-month period ended June 30, 2005 was $-0- compared to software development expense of $86,308 for the six-month period ended June 30, 2004. We have maintained our investment in the development of our software as management continues to focus on integrating our software systems, communication tools and suite of software applications with those of our partners. However, we did not introduce any new software applications in the period ended June 30, 2005.

HARDWARE COSTS. Our hardware costs represent the cost of goods category for our PDA based ResidenceWare products associated with the purchase and installation of computer server hardware at our hotel/motel customer sites. Our hardware costs for the six-month period ended June 30, 2005 were $42,964 as compared to hardware costs of $89,793 for the six-month period ended June 30, 2004.

IMPAIRMENT LOSS ON OPERATING ASSETS. Our impairment loss on operating assets expense for the six-month period ended June 30, 2004 was $278,428. InstaCare incurred no such expense for the six-month period ended June 30, 2005.

DEPRECIATION. Our depreciation expense was $26,274 for the six-month period ended June 30, 2005 compared to $57,945 for the six-month period ended June 30, 2004. This represents depreciation on the assets of InstaCare and has decreased due to the asset impairment recognized as of December 31, 2004.

TOTAL OPERATING EXPENSES. Total operating expenses for the six-month period ended June 30, 2005 were $1,760,494 compared to $2,068,103 for the six-month period ended June 30, 2004. The decrease in total operating expenses was mainly a result of the consolidation that occurred after our recent acquisition of CareGeneration, inc. We will however realize additional overhead costs required to support the commencement of significant operations.

NET OPERATING LOSS. The net operating loss for the six-month period ended June 30, 2005 was $1,354,149 compared to $1,955,161 for the six-month period ended June 30, 2004. Net operating loss is the result of revenue minus total expenses. Our net operating loss decreased from the first quarter of 2004 due to a reduced need to engage consultants and other outside service providers, and the elimination of the impairment loss recognized during the first quarter of 2004. We are please to be emerging from the development stage and are focused on reducing our net operating loss in the latter of half of 2005 through 2006.

LOSS ON DEBT SETTLEMENT. In the six-month period ended June 30, 2005 we retired past debts valued at $169,768 compared to $377,136 for the six-month period ended June 30, 2004. We will continue to retire our outstanding debt as revenue allows.

INTEREST INCOME. The interest income for the six-month period ended June 30, 2005 was $9,016 compared to $1,004 for the six-month period ended June 30, 2004.

FINANCING COSTS. In the six-month period ended June 30, 2005 we incurred financing costs of $441,083 compared to $408,255 for the six-month period ended June 30, 2004.

INTEREST EXPENSE. Interest expense was $134,199 for the six-month period ended June 30, 2005 compared to $53,301 for the six-month period ended June 30, 2004.

NET LOSS. Our net loss from operations was $2,302,930 for the six-month period ended June 30, 2005 compared to $2,792,849 for the six-month period ended June 30, 2004. It should be expected that we would continue to incur losses from operations until such time as revenues can be generated to cover such costs.

Industries/Markets Serviced

Principal products and markets

Our principal business objective is to use our medical information technology (IT) and medical communications technologies developed for use with Internet-based communication so that we can enhance the markets available to us for the resale of prescription drugs and prescription diagnostics to a variety of buyers. Our medical IT is complex and primarily rely on our proprietary network software systems and applications that reside on and function through a Windows CE-Based PDA- available from most major computer brands such as Sony, Dell, IBM and Palm -to the medical fields. We also have adapted this same technology for use in the real estate and lodging industries.

Our software operates on any Microsoft Windows CE “Pocket PC” based handheld device, either in a wireless or “wired” mode. The local host for our PDA devices is a Windows (9X, NT, XP or later) based PC, which, in turn, permits one to eight of the aforementioned PDAs to be linked to either a medical network or hotel/motel wide area network, or help-desk network, and allows each PDA to become a uniquely identified mobile node on that network, independent of PC linkage, thereby, assisting the professional, whether he be a doctor, hotel owner, hotel guest or satellite broadcast technician.

Our medical field objectives include:

  Providing medical communication devices based on networks of personal digital assistants (PDA). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers. We have created PDA-centric products and a suite of Internet enhanced software applications that include those features that specifically respond to the requirements of the practicing physician.

  Provide, as an emerging Internet pharmacy, retail drug prescriptions fulfillment with the goal of delivering affordable, discounted prescriptions to the millions of uninsured and underinsured consumers in the United States.

  Combining our newly acquired wholesale and retail drug distribution with our PDA technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans.

  Adding the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients now that our new prescription drug distribution business is coming on-line.

Our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Product Applications

Medical field Applications

Our medical technologies, the focus of one of the broad based patent applications now in the patent prosecution stage, are grounded in the central need to furnish the doctor with crucial point-of-care patient information rapidly and reliably via a PDA. The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradeability. Totally compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations that have since been promulgated, this PDA technology offers complicated and real-time point of care applications, previously legacy (mainframe or PC network) system applications, on a totally portable (PDA) appliance.

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

Retail prescription Applications

The retail prescription business is often subsidized or funded by government benefits which seems to be aggressively moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products/supplies. As part of its acquisition of CareGeneration, Inc. (“CGI”), PTSI, which is discussed below, acquired from CGI a proprietary, patent-pending retail mail order methodology for the distribution of pharmaceutical and healthcare supplies, which includes:

1.	Discounted pharmaceutical and healthcare supplies marketed by mail order to minority and citizen organizations (religious groups, unions, etc.)
2.	A proprietary “biometric” secured bankcard primarily targeted to the under-insured. The bankcard is honored by any FDIC bank within the United States.
3.	Discounted pharmaceutical and healthcare supplies marketed by mail order to state Medicaid and the Federal Medicare plans.

PTSI, a wholly owned subsidiary of InstaCare, consists of two operating units, an active, licensed wholesale prescription drug distribution business, (license is undergoing transfer owing to the merger). PTSI is also an emerging Internet pharmacy just entering the retail drug prescriptions marketplace with the goal of delivering affordable, discounted prescriptions to the 40 million uninsured and underinsured consumers in the United States.

InstaCare’s plan is to combine the newly acquired wholesale and retail drug distribution businesses now managed by Pharma Tech Solutions, Inc. (PTSI) and couple these businesses with the capabilities to connect physicians, using our PDA technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans. PTSI is also currently delivering bulk prescription drugs on a wholesale basis to clients formerly serviced by the now merged CareGeneration, Inc.

Real Estate and Hotel/Motel Applications

In February 2003, we introduced ResidenceWare, a collection of Internet-enhanced communication, integration, and networking software systems and applications that reside on and function through a Windows CE-based PDA.

The Wi-Fi hotel/motel and apartment software makes use of much of the foundation technologies resident in the medical software products we offer. Given the differences in the two markets that the products service, the hotel/motel product is much more cooperative oriented, offering more consumer transactional services with the compliment of advertising tools.

Our technologies and products for the hotel/motel marketplace are designed to furnish hotel and motel guests with a menu of food service, office services and other remote service (dry cleaning for instance) choices that can be electronically ordered through our PDA-based information appliance for delivery directly to the hotel/motel guest. Employing commercially available Wi-Fi technology, we wrapped the time and volume tested commercial technologies into our patent pending PDA communication networking technologies, allowing us to offer complex and real-time point of sale applications through a totally wireless (PDA) appliance.

ResidenceWare was proprietarily and internally developed to service the need for a communication tool that could capitalize on recent technological advances to facilitate the relay of vital information directly and instantaneously to occupying tenants/guests. The systems were further augmented with the addition of advertising and e-commerce transactional features allowing merchants and service providers local to a ResidenceWare installation to electronically advertise and accept electronic orders for their products and services, which benefit not only the tenants or guests, but provide a potential alternate revenue stream for the commercial and residential real estate management companies, and hotel owners; for we employ a cooperative advertising model where we will share advertising revenue and electronic commerce revenue generated with the hotel/apartment building owner or manager.

Current Business Focus

Recently, as discussed below, we have entered into several new business ventures, which have required us to enter the capital markets to raise capital or to pay for expert services with our stock, so that we might continue. Because we believe we must increase our customer base for our point of care software, and indigent patient care pharmaceutical fulfillment and prescriptions processing system as well as our new ResidenceWare and SatLink product lines so as to continually to increase revenues, we aggressively implemented and are successfully executing our business and marketing strategy by retaining consultants and advisors. As in the past, we have funded these new ventures, and their relating operations by cash provided by financing activities for stock as well as paid the consultants and corporations assisting us with negotiations, marketing, to include customer introductions, primarily through the offerings of our common stock., both common and preferred, options and warrants; thus conserving our capital. Initial effects of these transactions have placed a substantial burden to the overall current value of our common stock, even to the detriment to the smaller block shareholders. However, we believe these transactions will have a long term benefit for all shareholders. We have substantially increased our capital for operations, and subsequent to recent acquisitions and introductions of our new product lines, our revenues have increased substantially.

We will continue, if necessary, to utilize our stock in this manor until fully profitable. We believe our aggressive stock-based compensation throughout 2004 and through 2005 for the services of outside consultants, a corporate strategic planning firms and others who agreed to provide their professional services in exchange for stock, not cash, will benefit us Retaining these individuals and groups who provide capital in exchange for our stock in lieu of cash is a necessity for us achieving market acceptance for our new or newly integrated products and services; for each will require substantial expenditure of significant funds to create awareness and demand by participants in their respective industries. The deployment of new or newly integrated products and services will require the use of our financial and other resources for training our existing sales and customer service personnel and for hiring and training additional salespersons and customer service personnel.

InstaCare is still considered a going concern, yet we have increased revenues in 2005. We anticipate that our operating cash flow, coupled with the funds raised from financing will be sufficient to meet our operating expenses for the next 12 months. During our normal course of business, we will, however, experience net negative cash flows from operations throughout 2005, at a minimum.

In the summer of 2003, we began discussions for a possible acquisition of MDU Services, Inc. (MDU), a Texas based company that was in several businesses, but of particular interest was MDU’s business of providing kiosk-style access to the Internet at hotels and apartment buildings. Given the time that has passed and the lack of materials provided by MDU for our review, it is questionable whether this acquisition will close, although there are no penalties associated with a delayed closure. We remain interested in MDU’s businesses.

New Product Offerings

Pharmaceutical

On January 4, 2005 we transacted our first commerce under PTSI. Subsequently we have accepted additional orders for future business and fulfilled these orders. We have transacted all prescription drug distribution business transacted, whether under the agreement of December 24, 2004 or subsequent to the closing of the Pharma Tech merger, through our subsidiary.

The retail prescription business – often subsidized or funded by government benefits -- is a development stage enterprise moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products/supplies. As part of our acquisition of CareGeneration, Inc. (“CGI”), PTSI also acquired from CGI a proprietary, patent-pending retail mail order methodology for the distribution of pharmaceutical and healthcare supplies which includes:

1.	Discounted pharmaceutical and healthcare supplies marketed by mail order to minority and citizen organizations (religious groups, unions, etc.)
2.	Discounted pharmaceutical and healthcare supplies marketed by mail order to state Medicaid and the Federal Medicare plans.

As a part of the acquisition of CGI, our subsidiary PTSI also believed that it had acquired certain electronic Bank Card technology. In late July 2005 we received a communication from a third party who claimed to own this same technology. We were subsequently informed by former management of CGI that Mr. Kelly and CGI did not own the technology and had not owned the technology in the past. We have similar technology in our medical technology software applications inventory and intends to complete development of our own proprietary electronic “Bank Card” software technology.

Medical Diagnostic and Medical Disposable Products

With our new prescription drug distribution business now coming on-line, we have decided to begin the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. To date we have entered into verbal agreements with distribution arms of two major manufactures and distributors of competing diabetic diagnostic products. We plan to add more of these diagnostic products as we further specialize into this medical niche.

SateLink

The development SateLink launched InstaCare into a previously unexplored industry for us. Its creation, however, is wholly consistent with our corporate mission of introducing innovative technologies that resolve electronic communication barriers within multiple and diverse markets. We remain in discussions about potential sale or license of our SateLink product. And although we are optimistic, we have yet to sell any license agreement or have any service order placed for SateLink.

SateLink is our palm computer based product system designed to facilitate wireless process control, calibration, key coding and communications within the cable and media re-broadcast industries. SateLink seeks to resolve electronic communication barriers that inhibit customer communications and service and furnishes controls over the delivery of their products.

SateLink is a collection of communication, integration, and networking software systems that reside on a Windows CE-based PDA that communicates via Wi-Fi wired or satellite network connections. We believe SateLink will capitalize on recent innovations with PDA-sized GPS receivers to consolidate one or multiple GPS channels into a WiFi network to empower real-time satellite communications between a sponsoring corporation and virtual PDAs.

Distribution, Marketing and Customer Relations

Medical field distribution methods

Since inception, we have, and will continue, to focus our marketing efforts towards general medical and pharmaceutical medical applications through our E-Health handheld information appliance (PDA) software application package, and a permanently affixed handheld information appliance and Wi-Fi (wireless) network. Specifically we have marketed our line of MD@Hand PDA-based medical communication network products to the medical insurance and pharmacy benefits management segments of the healthcare markets.

We have implemented a targeted marketing campaign to educate healthcare providers about our medical technology solutions; targeting the physician providers who specialize in care for the indigent through the provision of technology, products and services that specifically respond to the needs and requirements of that market. We market our suite of medical software products by emphasizing their simplicity, portability, convenience and ease of use. We have chosen this focus due in part that State Medicaid and state and local welfare service providers are agencies do not typically participate in electronic services networks. This is primarily because care for the poor and indigent is logistically and financially burdensome due to a lack of resources at administrative levels. Put another way, there is usually no shortage of volunteer physicians but there is a shortage of program administrators, clinics, medical supplies and patient access. And we believe that a company that enters this loop to complete the link by providing utility and value to participants will be embraced. It is incumbent on us to therefore extend our marketing strategy to facilitate this reality.

Implicit to our medical marketing strategy is the contracting of state Medicaid and welfare programs, pharmacy benefit management entities, and medical case management entities within a targeted region that provides for system integration to our products and services. Once the network has been established our IT driven mail order pharmacy services will be distributed to those physicians included within the Medicaid or welfare agency Provider Network. We will rely on those contracted agencies to support and assist in the distribution of the product to the said physicians

Real Estate and Hotel/Motel distribution methods

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

Since mid-2003, we began focusing acutely on the marketing of our applications to the lodging sector through our ResidenceWare hotel/motel products and technologies. We also changed our products to reflect regional differences in the lodging sector, and by creating brochures and marketing materials.

Our products for hotels and motels are two-way devices. Local merchants who opt to advertise via our wireless networks through the use of our wireless ResidenceWare devices are assured that if the person viewing the advertisements sees something of interest, commerce can immediately be initiated at the device.

Our hotel/motel marketing strategy targets hotel/motel owners through the provision of technology and services that specifically respond to their needs and requirements. We have designed products to furnish hotel and motel guests with a menu of food service, office services and other remote services that include those features that specifically respond to the requirements of the hotel/motel owner. We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel its implementation throughout the industry.

We concentrate each of our marketing efforts in specific target geographic locations that permit the completion of our density strategy crucial to sustained penetration and long-term success. The creation of such networks will be conducted in multiple geographic locations simultaneously. Upon their completion the process employed will be introduced and replicated in other locations targeted for access. We believe that the products we market to hotels and motels are unique.

In July 2003, we formalized an informal agreement with PCHertz.com, Inc. of Fargo, ND for the installation and sales of our ResidenceWare units. To date, PCHertz.com, Inc. has received orders for approximately 2900 units of our ResidenceWare product from hotels and motels across the United States. Through the contacts and efforts of PCHertz.com, Inc. we have since placed 1287 of these units in hotels.

PCHertz.com. is a sales agent for InstaCare and primarily provides sales leads and sales consulting services. They also provide after-sales support and marketing and thus share in advertising and electronic commerce revenues generated by our ResidenceWare products. PCHertz is in the business of providing wireless environments and hotspots to hotels and motels. Our products are one of several PCHertz represents. In the case of InstaCare, once a lead is received from PCHertz our staff is responsible for the closing of the sale, and the eventual billing and customer support. We also pay a monthly fee to PCHertz for product installation services in Midwest located hotels. Of our original 2900 orders, we have installed or initiated installation at 1287. We have also taken in an additional 270 hotel rooms (orders). Our plan is to complete installation of the orders this calendar year, however since we acquire wireless technologies and products from other third party companies, we cannot be assured that our installation schedule will match the delivery and installation schedules of these vendors.

In the summer of 2003, we began discussions for a possible acquisition of MDU Services, Inc. (MDU), a Texas based company that was in several businesses, but of particular interest was MDU’s business of providing kiosk-style access to the Internet at hotels and apartment buildings. This acquisition has never progressed past the Due Diligence phase. However, we remain interested in MDU’s businesses and we do not currently plan to withdraw our offers.

Competition

Medical Field Competition

The medical industry is highly competitive in the attraction and retention of physician customers, insurers, government agency payors/sponsors and other medical providers. The number of competing companies and the size of such companies vary in different geographic areas. Generally, we are in competition with other PDA technology companies that offer medically related software suites, with the most effective competition coming from companies that possess greater capital resources, have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than do we. However, only one competitor is currently using its technologies to pull through business from other ancillary products and services, and no other competitor is currently focused on healthcare services for the poor and indigent.

There are a number of small and large companies that provide some type of IT services at the point of care tying physicians to the healthcare systems:

a.

Large publicly traded companies: WebMD, formerly known as Healtheon (HLTH), the former MedicaLogic/Medscape (merged into HLTH) and to a slightly lesser degree Cerner/Citation (CERN), IDX Corporation (IDXC) and venerable Shared Medical (acquired by Seimens) are very broadly involved in healthcare based services including consumer services, E-commerce and connectivity

b.

PDA-based companies: PatientKeeper Corp. (formerly Virtmed), ePhysician, which less than two years ago was acquired in asset sale by Ramp Corp. (RCO) and is now downsized, and iScribe, which less than two years ago was reorganized and then merged into AdvacePCS, have announced products that reside on 3-Com’s Palm PC. PocketScripts (“PS”) is another market entrant that specializes in the electronic prescriptions. Zixcorp (ZIXI) acquired PS in 2003 and is still engaged in a consolidation.

The PatientKeeper product allows physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of a 1st generation feature on a 3rd generation technology). EPhysician’s (Ramp Corp.) product offering allows prescription ordering from a PDA. On the surface, the former several of these companies provide systems that offer a few of the features of our system. However their approach involves a greater capital cost and is plagued with platform data management disadvantages compared to our product line. Most of these companies, PatientKeeper being the exception, have histories of financial troubles but nonetheless have garnered impressive valuations.

All of the technology-based companies listed above have a similar broad goal to deliver PDA based data management to physicians. One company, AllScripts (MDRX), appears to be positioned to advance to a market leadership position and is the aforementioned company employing a business model similar to us. However, this position is defined by a product distribution of less than 5000 physicians’ office sites (2% of the total market) and does not possess a major factor in any medical trade area. Nonetheless, AllScripts employs a “pull-through” business model whereby their technology is employed at the physician’s point of care in an effort to provide medical utility and medical content to that physician, but with the greater goal of selling that physician bulk pharmaceuticals.

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

Real Estate and Hotel/Motel Competition

We have yet to experience any substantial competition for our ResidenceWare products in the motel and apartment market segments, although we expect as this market niche expands we will see products from other software device companies adapt their product lines to enter into this marketplace.

With the increasing us of internet connections in hotels cable companies, WiFi connectivity providers, and kiosks will continue to be our strongest form of competition within this market segment.

Liquidity and Capital Resources

Since inception, we have funded operations primarily through notes issued and the net cash proceeds from offerings of our common stock. At June 30, 2005, we had cash and equivalents of $1,466,721, total stockholders’ equity of $1,225,879 and positive working capital of $996,185. InstaCare has only recently begun to generate revenue and as such it would be expected that our funding requirements would grow as we hire additional staff. We expect that we will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations. InstaCare’s products require us to advance cash for our network installations prior to the receipt of any cash flow from the network installations. Thus, there is a probability that cash generated from operations in future periods will lag expenses and should there be insufficient resources to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

Net cash used by operating activities during the six-month period ended June 30, 2005 was $1,686,859, which was primarily due to the net loss of $2,302,930 offset by shares issued for stock-based compensation of $672,675. This compares to net cash used by operating activities during the six-month period ended June 30, 2004 of $379,406, which was primarily due to the net loss of $2,792,849 offset by shares issued for various purposes totaling $988,519.

Net cash provided by financing activities during the six-month period ended June 30, 2005 was $2,731,095 comprised of a reduction of $11,027 as payments made on an note payable to a shareholder, $400,000 in proceeds from long-term debt, a revolving line of credit in the amount of $114,350, the issuance of preferred series “C” stock in the amount of $2,000,000 and $227,772 received from the issuance of common stock. This compares to net cash provided by financing activities during the six-month period ended June 30, 2004 of $1,065,318 comprised of $13,869 in convertible notes payable to a related party, $721,088 in proceeds from long-term debts, $35,334 in proceeds from note payable to shareholder and $425,400 received from the issuance of common stock.

All investor inquiries should be directed via mail to Mr. Keith Berman, Secretary, InstaCare Corp., 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2005, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor our subsidiaries are named defendants in any legal proceedings. Our recent acquisition target CareGeneration, Inc. (“CareGen”), was not subject to any legal proceedings at the closing of our recent acquisition.

On July 6, 2005, InstaCare filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, and others, seeking damages for Fraud, Breach of Fiduciary Duty, RICO violations, Conversion, Breach of Contract / Breach of Corporate Merger Agreement, Declaratory Relief, Accounting, Injunctive Relief, and such other  Ancillary Relief as may be available. All parties to this action have been served. Subsequently, on August 4, 2005, the counsel representing Mr. Kelly and all other parties, stipulated to a twenty-day extension to answer the complaint; provided, however, that InstaCare could begin and continue third party discovery and that InstaCare be provided a priority to discovery .

Ronald Kelly was the President and CEO of CareGeneration, which was merged with Pharma Tech Solutions, Inc., a subsidiary InstaCare. As a result of the merger, Ronald Kelly was appointed to the Board of Directors of InstaCare.

Given substantial irregularities came to the attention of other members of the Board of Directors, the facts of which are set forth in the complaint in the above referenced action, Mr. Kelly was removed from the Board of Directors, and approximately 10 days later tendered his resignation, without explanation. As a further result of this information, we have brought our lawsuit for damages.

Ronald Kelly, the former director and the former controlling shareholder of the acquisition target CareGeneration, Inc, is also a party to at least two other actions:

1. Ronald Kelly is the guarantor of a contract between Kelly Company World Group, Inc., an Illinois corporation, and Purity Wholesale Grocers, Inc. d/b/a Supreme Distributors Company (“Purity”), an Illinois corporation, in which Purity demanded payment of $1,905,972. The suit was filed in the Circuit Court of McDonough County, Illinois on August 6, 2004. This Breach of Guarantee suit is related to Kelly’s guarantee of a contract that Kelly represented to us as having been disputed. Mr. Kelly’s counsel represented to us in March 2005 that the parties to this dispute were engaged in on-going settlement negotiations to resolve the matter. However, this representation was not factual and it was learned that Mr. Kelly had consented to judgment in this matter in December 2004, subject to a plan of cure. Purity subsequently filed the Stipulation to Judgment in May 2005 and is now in the process of enforcing the judgment against all of Kelly’s assets including his stock holdings in InstaCare.

2. Ronald Kelly is a named party in a suit titled World Automated Systems, Ltd. et al vs. Omni Cellular, Ltd. et al. The suit alleges Breach of Contract, Fraudulent Misrepresentation, Fraud, Consumer Fraud, and Deceptive Business Practice and Conversion in the amount of $250,000, plus punitive damages and costs. The case was filed in Circuit Court of Cook County, Illinois on July 29, 2004. Mr. Kelly’s counsel represented to us that this particular case was still involved in the pleading stages.

However, in June 2005, we were contacted by a third party who represented that certain facts about the status of the World Automated Systems, Ltd. case were materially different than the accounts provided by Mr. Kelly’s counsel, in particular the allegations of money conversion. As a result we are now in the process of investigating these issues further.

We have engaged special counsel to investigate additional litigation involving Mr. Kelly that was not disclosed to us prior to and during the short period that Kelly served as a director.

Item 2. Changes in Securities.

On April 5, 2005, we issued 1,000,000 shares of our $0.001 par value common stock valued at $15,000 to Victor Pallante pursuant to our financial advisory services agreement in which share are to be issued incrementally. We believe that the issuance will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares will be issued directly by us and the sale did not involve a public offering or general solicitation.

On May 4, 2004 we issued 10,796,828 restricted shares of our $0.001 par value common stock to retire and settle prior to maturity a short term note with Punchbuggy, Inc., that had a face value of $161,952. We relied on an exemption to registration under Section 4(2) of the Securities Act of 1933. The shares were issued directly by us and the issuance did not involve a public offering or general solicitation. Upon the date of issuance, PunchBuggy, Inc. distributed said shares to its nominees.

On May 4, 2005 we issued 2,000,000 restricted shares of our $0.001 par value common stock valued at $30,000 to Victor Pallante pursuant to our financial advisory services agreement in which shares are to be issued incrementally. . We relied on an exemption to registration provided by Section 4(2) of the Securities Act of 1933. The shares were issued directly by us and the issuance did not involve a public offering or general solicitation.

On June 1, 2005, we issued 4,000,000 restricted shares of our $0.001 par value common stock valued at $48,000 to Condor Partners, LLC for introductory, planning and documentation services this entity, along with a second entity, provided to us prior to the closing of our recent financing. We relied on an exemption to registration provided by Section 4(2) of the Securities Act of 1933. The shares were issued directly by us and the issuance did not involve a public offering or general solicitation.

On June 1, 2005, we issued 4,000,000 restricted shares of our $0.001 par value common stock valued at $48,000 to First Equity Trust for introductory, planning and documentation services this entity, along with a second entity, provided to us prior to the closing of our recent financing. We relied on an exemption to registration provided by Section 4(2) of the Securities Act of 1933. The shares were issued directly by us and the issuance did not involve a public offering or general solicitation.

On June 14, 2005 we issued 2,250,000 shares of our $0.001 par value common stock valued at $31,500 to a shareholder and existing contract service provider Pylon Management, Inc. pursuant to agreement with this service provider in which shares were to be issued incrementally. The shares were issued directly by us and the issuance did not involve a public offering or general solicitation.

On June 28, 2005, we ordered 16,090,000 restricted shares of our of our $0.001 par value common stock to be issued to retire and settle prior to maturity a short term note with Punchbuggy, Inc., as of the period ended June 30, 2005. This note had a face value of $128,720. We relied on an exemption to registration under Section 4(2) of the Securities Act of 1933. The shares were provided to PunchBuggy, Inc. on August 1, 2005 who then subsequently determined to distribute said shares to its nominees. The shares were issued directly by us and the issuance did not involve a public offering or general solicitation.

Item 6(a) – Exhibits.

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

31-1	Rule 13a-14(a)/15d-14(a) Certification - Robert Cox
31-2	Rule 13a-14(a)/15d-14(a) Certification - Keith Berman
32-1	Certification under Section 906 of the Sarbanes-Oxley Act (SECTION 1350) - Robert Cox
32-2	Certification under Section 906 of the Sarbanes-Oxley Act (SECTION 1350) - Keith Berman

Item 6(b) – Reports Filed on Form 8-K.

For the quarter ended June 30, 2005, InstaCare Corp. filed the following reports on Form 8-K with the Securities and Exchange Commission:

On June 16, 2005 we announced, under Item 7.01 Regulation FD Disclosure, the removal of Director, Ronald R. Kelly.

(a)(1) Removal of Director

1. On June 10, 2005 InstaCare’s Board of Directors removed Ronald R. Kelly as a director.

2. Mr. Kelly did not serve on any committee of InstaCare’s board of directors at the time of his removal.

3. As a result of a certain transactions that may have lead to a breach of Mr. Kelly’s fiduciary duties as a member of InstaCare’s Board of Directors, InstaCare’s board of directors chose to remove Mr. Kelly as a director. Further, the Registrant has engaged special counsel to assist management in investigating the matters surrounding Mr. Kelly’s removal.

(2) As of the date of this filing, Mr. Kelly has not provided the Registrant with any written correspondence concerning the circumstances of his removal.

On June 20, 2005, we announced, under Item 7.01 Regulation FD Disclosure, we filed Amendment 1 to the June 16, 2005 8-K ; subsequently disclosing on or about June 13, 2005, the Registrant provided the subject of this Current Report to Mr. Kelly in a letter. On June 15, 2005, the Registrant sent a copy of this Current Report to Mr. Kelly. On June 16, 2005, the Registrant received a letter, dated June 14, 2005, from Mr. Kelly’s counsel wherein Mr. Kelly advised the Registrant of his resignation as a member of InstaCare’s Board of Directors effective June 1, 2005.

[Balance of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InstaCare Corp.

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: August 15, 2005

By: /s/ Robert Cox

Robert Cox

President and CEO

Date: August 15, 2005

By: /s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO