Form 10KSB/A
period 2002-12-31
instaCare Corp.
filed 2005-09-06
CIK 1144225

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $1,470,702 as of April 9, 2003. (1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 2 to Form 10-KSB to amend its amended Annual Report on Form 10-KSB/A for the year ended December 31, 2002, (the "Original Filing") filed on April 24, 2003, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Items 6 and 7 set forth in this Amendment No. 2.

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

Principal Products and Services

CareDecision’s principal product is an E-Health handheld information appliance software. CareDecision presently has a complete suite of medical information and communication applications, all integrated, and all on one PDA Internet appliance. These applications have been designed to meet the needs of both the inpatient and outpatient environments and are not just commercially viable but also regulatory standard compliant. Additionally, the software was conceived and implemented to offer the ability to monitor patient treatment plans on a handheld information appliance.

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

The technology is grounded in the central need to furnish the doctor with the crucial patient information rapidly and reliably on a PDA. It utilizes the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability. Totally compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), this PDA technology is among the first to offer legacy system applications on a totally portable (PDA) appliance.

The PDA software operates on any Microsoft Windows CE “Pocket PC” based handheld device, either in a wireless or “wired” mode. The local host for the Company’s PDA devices is a Windows (9X, NT or later) based PC in the physician’s office, which, in turn, permits one to eight of the aforementioned PDAs to be linked to the medical network and allows each PDA to become a uniquely identified mobile node on the medical network, independent of PC linkage, thereby, assisting the doctor in the review of relevant patient medical history, medications and prescriptions, lab test ordering, medical step processes and protocols and specialist referral processes. The PDA software provides rules based software capabilities and the ability to receive order fulfillment information for over 5,000 patients, which represents approximately 3 years of patient encounters in a typical primary care medical practice and allows for providers to access payor and health plan business rules, and policy/plan coverage’s directly from the plan(s).

New Product Offerings

As of December 31, 2002 we have:

1.	Developed and implemented a business plan;
2.	Recruited and retained an appropriate management team and board of directors; and
3.	Attained capital that we believe will be sufficient for the next 12 to 24 months of operations.

We have commenced operations, and have begun generating minimal revenues.

However, we expect the industry to become increasingly competitive, despite the size and growth expected in the market. We intend to compete by targeting specific market segments such as physicians, HMO’s and other healthcare providers. Our main goal is to ensure client satisfaction with our services and to develop an outstanding reputation for client service. If we fail to market and distribute our products and generate sufficient revenues, we may be unable to continue as a going concern.

Distribution, Marketing and Customer Relations

Management intends to implement an aggressive but targeted marketing campaign to educate healthcare providers about CareDecision’s technology solutions and the benefits obtained through its use. The industry focused marketing campaign is intended to leverage our efforts by qualifying customers’ needs and interests.

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

There are a number of small and large companies that have announced their intentions to provide some type of Internet interconnectivity for physicians to the healthcare systems:

a.

Large publicly traded companies: WebMD, formerly known as Healtheon (HLTH), the former MedicaLogic/Medscape (merged into HLTH) and to a slightly lesser degree Cerner/Citation (CERN), IDX Corporation (IDXC) and venerable Shared Medical (acquired by Seimens) are very broadly involved in healthcare Internet based services including consumer services, E-commerce and connectivity. Of these companies only Cerner is working on a PDA based interface for physicians, although Healtheon has identified the PDA as a critical component for a network and is “evaluating potential partners to provide physicians with hand-held computers after an in-house product was deemphasized after beta testing.”

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

d.

PDA-based start-ups: PatientKeeper Corp. (formerly Virtmed), ePhysician (recently downsized and assets sold) and iScribe (recently reorganized and then merged) have announced products that reside on 3-Com’s Palm PC. The PatientKeeper product will allow physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of a 1st generation feature on a 3rd generation technology). ePhysician’s product offering allows prescription ordering from a PDA. On the surface, the former iScribe system offers a few of the features of CareDecision’s system, but has chosen to implement a wireless wide-area network solution through an Internet link to a legacy system server. This approach has greater capital cost and platform data management disadvantages compared to CareDecision’s product line. Yet, iScribe, even with its costly and incremental approach, and its history of financial troubles nonetheless garnered an impressive valuation.

All of the embryonic PDA technology based companies have a similar broad goal to deliver PDA based data management to physicians. One company, AllScripts (MDRX) appears to be positioned to advance to a market leadership position. However, this position is defined by a product distribution of less than 2000 physicians’ office sites (1% of the total market) and does not possess a major factor in any medical trade area.

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

Based on management’s industry experience, CareDecision believes it will build a strong reputation for the quality of our products and services as well as our client-oriented approach. We believe that our experienced employees, broad range of products and services, local and broad market expertise, and operating infrastructure enable us to compete effectively in each of our business disciplines.

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

Employees

CareDecision currently has 2 part time and 8 full staff employees. The full time employees are situated as follows: 6 are located in the California office, one is in Chicago and one is in the New York office. Management does not foresee hiring additional employees for at least the next twelve to twenty-four months, or until we generate sufficient revenues, in management’s opinion, to support hiring additional staff. No employees are covered by labor agreements or contracts and management believes our relations with our employees are good.

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

In a letter that accompanies this application, our accountant, G. Brad Beckstead, says in part, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended December 31, 2002 of $1,975,132. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

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

General

CareDecision Corporation (“CareDecision”), a Nevada corporation incorporated on March 2, 2001, is a developmental stage company with a principal business objective to provide enhanced information technology (IT) for physicians. Our software allows medical information to be provided within seconds of its request at the point of the physician’s clinical decision making, either in the examining room or at bedside. The software systems, communication tools and suite of software applications employed by CareDecision permits the office practice physician to request critical patient medical and/or medication information via the Web on a Microsoft Windows based Personal Digital Assistant (“PDA”) at, or prior to the point-of-care.

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

General and administrative expenses. General and administrative expenses were $77,712 in fiscal 2002 compared with $44,634 in fiscal 2001. General and Administrative expenses have increased as we prepare to introduce our software products.

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

Consulting expense. Our consulting expense was $1,205,612 in fiscal 2002 compared with $325,500 in fiscal 2001. Our consulting expenses were incurred in relation to the preparation of the merger between our Company and Medicius, Inc., general business management consulting, and services provided by specific experts for software development or technology acquisition.

Software development. Software development costs were $129,000 in fiscal 2002 compared with $0 in fiscal 2001. This represents the costs associated with the further development of the software obtained through our merger with Medicius, Inc.

Impairment loss on operating assets. Impairment loss on operating assets was $1,000,770 in fiscal 2002 compared with $0 fiscal 2001. The Company determined during the year ending December 31, 2002 that we should write down certain fixed assets as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a $1,000,770 impairment loss on operating assets recorded on our Statement of Operations for the year ended December 31, 2002.

Depreciation. Depreciation was $41,310 in fiscal 2002 compared with $4,0000 in fiscal 2001. This represents depreciation on the assets of the Company.

Total expenses. We incurred total expenses for the year ended 2002 of $2,813,075 compared with $374,134 in fiscal 2001. Expenditures were primarily due to costs incurred for professional and consulting fees, payroll expense and general and administrative expenses.

Net Loss. The expenses incurred during fiscal 2002 has led to a net operating loss of $2,811,075 and including total other expenses of $114,432 we incurred a net loss of $2,925,507. We anticipated incurring this loss during our initial commencement of operations until such time as we will realize increased revenues from our s software systems, communication tools and suite of software applications in the fiscal year 2003.

Financial Condition and Liquidity

Since inception, we have funded operations primarily through notes issued and the net cash proceeds from private offerings of our common stock. At December 31, 2002, we had cash and cash equivalents of $111,101 and total stockholders’ equity of $319,253, we had positive working capital of $193,733. The company expects that it will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations. Thus, if cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

Net cash used by operating activities during fiscal 2002 was $624,765, which was primarily due to the net loss of $2,925,507 offset by shares issued for consulting services of $1,205,612. As the Company had not yet begun operations in 2001, net cash used by operating activities during fiscal 2001 was $4,974.

Net cash provided by investing activities during fiscal 2002 and 2001 was $0 and $60,000. As cash flow allow the Company may enter into investing activities on a case by case basis should management believe it prudent to do so.

Net cash provided by financing activities was $735,862 in fiscal 2002 comprised of $475,000 in increase in notes payable and $260,862 received from the issuance of common stock. Net cash provided by financing activities was $0 during fiscal 2001.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE
INDEPENDENT AUDITOR’S REPORT	F-1-F-2
CONSOLIDATED BALANCE SHEET	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS	F-4
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F-5 to F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7
NOTES TO FINANCIAL STATEMENTS	F-8 to F-17

Beckstead and Watts, LLP

Certified Public Accountants

2425 W. Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984

702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors

InstaCare, Inc.

(formerly CareDecision Corp.)

We have audited the accompanying restated balance sheet of InstaCare, Inc. (formerly CareDecision Corp.) as of December 31, 2002, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of InstaCare, Inc. (formerly CareDecision Corp.) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s 2002 net loss previously reported as $2,813,572 should have been $2,925,507. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

Beckstead and Watts, LLP

Henderson, Nevada

April 4, 2003, except for Note 1, as to which the date is August 6, 2005

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540(fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors

CareDecision Corporation (formerly ATR Search Corporation)

We have audited the Balance Sheets of CareDecision Corporation (formerly ATR Search Corporation) (the “Company”) (A Development Stage Company), as of December 31, 2001, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the period July 6, 2000 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareDecision Corporation (formerly ATR Search Corporation) (A Development Stage Company), as of December 31, 2001, and the results of its operations and cash flows for the year then ended and for the period July 6, 2000 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America. Why did you change 2002 to 2001?

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

April 4, 2003

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

December 31,
2002
(RESTATED)
Assets

Current assets:
Cash and equivalents	$111,101
Prepaid interest	67,680
Loan to shareholder	9,576
Notes receivable	5,376
Total current assets	193,733

Fixed assets, net	621,625

$815,358

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to officers – short term portion	$-
Note payable	-
Revolving line of credit	-
Total current liabilities	-

Notes payable to officers – long term portion	-
Long-term debts	496,105

496,105

Commitments and contingencies	-

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized,
120,244,921 and 75,364,137 shares issued and outstanding
as of 12/31/03 and 12/31/02, respectively	75,364
Additional paid-in capital	3,553,247
(Deficit) accumulated during development stage	(3,309, 358)
319,253

$815,358

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

			July 6, 2000
	For the year ended		(inception) to
	December 31,		December 31,
	2002	2001	2002
	(RESTATED)		(RESTATED)

Revenue	$ 2,000	$ -	$ 2,000

Expenses:
General & administrative expenses	77,712	44,634	132,063
Payroll expense	186,819	-	186,819
Professional fees	171,852	-	171,852
Consulting expense	1,205,612	325,500	1,531,112
Software development	129,000	-	129,000
Inpairment loss on operating assets	1,000,770		1,000,770
Depreciation	41,310	4,000	45,310
Total expenses	2,813,075	374,134	3,196,926

Net operating (loss)	(2,811,075)	(374,134)	(3,194,926)

Other income (expense):
(Loss) on debt settlement	(27,860)	-	(27,860)
Interest income	2,230	-	2,230
Interest (expenses)	(88,802)	-	(88,802)

Net (loss)	$ (2,925,507)	$ (374,134)	$ (3,309,358)

Weighted average number of common
shares outstanding – basic and fully diluted	43,176,595	19,180,000

Net (loss) per share – basic and fully diluted	$ (0.07)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Shares issued for cash	6,000,000	$ 6,000	-	$ -	$ 8,695	$ -	$ 14,695

Net (loss),
July 6, 2000 (inception) to
December 31, 2000						(9,717)	(9,717)
Balance, December 31, 2000	6,000,000	6,000	-	-	8,695	(9,717)	4,978

Shares issued for services	500,000	500	-	-	-		500
Shares issued to acquire intellectual property	-	-	750,000	750	186,750		187,500
Shares issued for consulting services	250,000	250	-		324,750		325,000
Recapitalization adjustment	12,430,000	12,430	-	-	(12,430)		-

Net (loss), year ended December 31, 2001						(374,134)	(374,134)
Balance, December 31, 2001 (RESTATED)	19,180,000	19,180	750,000	750	507,765	(383,851)	143,844

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity, Cont’d

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Shares issued for consulting services on 3/6/2002	1,825,000	1,825			271,925		273,750
Shares issued for consulting services on 4/19/2002	500,000	500			42,000		42,500
Warrants issued for interest expense on 4/23/2002	-	-			112,800		112,800
Shares received and cancelled in
satisfaction of obligation on 6/28/2002	(1,935,000)	(1,935)			(94,815)		(96,750)
Shares issued pursuant to merger agreement on 7/9/2002	32,968,863	32,969			1,473,053		1,506,022
Shares issued for consulting services on 8/1/2002	3,000,000	3,000			147,000		150,000
Shares issued for Medicius shares on 8/1/2002	1,725,000	1,725	(750,000)	(750)	(975)		-

Shares issued for consulting services on 8/9/2002	2,000,000	2,000			138,000		140,000
Shares issued for consulting services on 10/2/2002	950,000	950			41,800		42,750
Shares issued for consulting services on 10/8/2002	6,327,737	6,328			310,059		316,387
Shares issued for cash on 11/21/2002	2,539,574	2,540			197,460		200,000
Shares issued for consulting services on 11/21/2002	3,515,000	3,515			253,080		256,595
Shares issued for cash on 11/21/2002	1,267,963	1,268			59,594		60,862
Shares issued for consulting services on 12/17/2002	1,500,000	1,500			94,500		96,000

Net (loss), year ended December 31, 2002						(2,925,507)	(2,925,507)
Balance, December 31, 2002 (RESTATED)	75,364,137	$ 75,364	-	$ -	$ 3,553,247	$ (3,309,358)	$ 319,253

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

			July 6, 2000
	For the year ended		(inception) to
	December 31,		December 31,
	2002	2001	2002
	(RESTATED)		(RESTATED)
Cash flows from operating activities
Net (loss)	$(2,925,507)	$(374,134)	$(3,309,358)
Shares issued for consulting services	1,205,612	-	1,531,112
Stock-based compensation for software development	-	34,683	34,683
Loss on debt settlement	1,935	-	1,935
Warrants issued for interest expense	112,800	-	112,800
Impairment loss on operating asset	1,000,770	-	1,000,770
Depreciation	41,310	4,000	45,310
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) in prepaid interest	(67,680)	-	(67,680)
(Increase) in loan to shareholder	(9,576)	-	(9,576)
(Increase) in notes receivable	(5,376)	-	(5,376)
Increase in accrued interest	21,101	-	21,105
Increase (decrease) in accounts payable	(154)	4,977	4,823
Net cash (used) by operating activities	(624,765)	(4,974)	(639,452)

Cash flows from investing activities
Purchased of fixed assets	-	(60,000)	(60,000)
Net cash (used) by investing activities	-	(60,000)	(60,000)

Cash flows from financing activities
Increase in notes payable – related party		60,000	60,000
Increase in notes payable	475,000	-	475,000
Issuance of common stock	260,862	-	260,862
Net cash provided by financing activities	735,862	-	810,557

Net increase in cash	111,101	(4,974)	111,101
Cash – beginning	4	4,978	-
Cash – ending	$111,101	$4	$111,101

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for stock-based consulting	19,617,737	325,500	19,943,237
Number of shares issued for interest expense	24,000,000	-	24,000,000

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

Correction of an error

The Company has restated its previously issued consolidated financial statements for matters related to the following previously reported items: stockbased compensation. The accompanying financial statements for December 31, 2002 have been restated to reflect the error corrections. The Company’s accumulated (deficit) at December 31, 2002, was decreased by $111,935 as a result of error corrections. The errors have an effect on net income for the year ending December 31, 2002 in the amount of $111,935.

2002
Net (loss) as previously reported	$(2,813,572)
Error correction in valuation of
certain stock based compensation in 2002	(111,935)

Net (loss), as restated	(2,925,507)

Accumulated (deficit) at beginning of period	(383,851)

Net (loss) as restated	(2,925,507)

Accumulated (deficit) at end of period, as restated	$(3,309,358)

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

The Company recognizes revenue on multi-deliverables in compliance with the requirements of EITF 00-21. As previously disclosed, the Company recognizes revenue based on contractual milestones achieved pursuant to terms outlined in each individual contract. Typical milestones would include completion of installation and functionality testing of hardware and/or software in the prescribed environment. Upon effective use, the client is invoiced, and the Company recognizes revenue. In addition, the company’s business model assumes several types of follow-on sales, such as paid advertising and additional hardware/software sales. Paid advertising consists of commercial use of the Company’s Residence Ware message management system whereby each company advertising on the Residence Ware pay a fee to the Company based on each sale generated through the advertisements. All revenue generated through the on-line adverting is recognized upon receipt of payment per SOP 97-2. Aftermarket sales and services are recognized upon shipment of product or completion of services.

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

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized impairment losses in the amount of $1,000,770 and $0 as of December 31, 2002 and 2001, respectively.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from

July 6, 2000 (inception) through the year ended December 31, 2002 of $(2,009,532). In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Fixed assets

Fixed assets consists of the following:

December 31, 2002

Computer and office equipment	$662,935

Less accumulated depreciation	(41,310)
Total	$621,625

Depreciation expense totaled $41,310 for the year ended December 31, 2002.

Note 4 – Notes receivable

On January 15, 2002, Medicius loaned an officer a total of $15,000 which is due in one year at an interest rate of 8% per annum. At the close of the merger this note was assumed by the Company.

Interest income totaled $2,230 during the year ended December 31, 2002.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 5 – Intellectual property

During the year ended December 31, 2002, the Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company’s $0.001 par value preferred stock. During the year ended December 31, 2002, CareDecision.net, Inc. converted its preferred stock into 1,725,000 shares of the Company’s $0.001 par value common stock.

Note 6 – Notes payable

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

On April 23, 2002, the Company was loaned $475,000 from M and E Equities, LLC. The loan is due in full on April 23, 2004, and bears interest at a rate of 9% per annum. The principal and interest of the note are convertible into five shares of the Company’s $0.001 par value common stock for each $1 of debt. The note is secured by all the assets of the Company including accounts receivable, inventory, fixed assets, and intangible assets.

During the year ended December 31, 2002, the Company recorded a total of $62,573 from various entities and individuals. The notes are due on demand and accrue interest of $1,715 at a rate of 8%. During the year ended December 31, 2002, the note-holders converted their debt and accrued interest into 664,644 shares of the Company’s $0.001 par value common stock.

The Company recorded interest expense of $22,820 during the year ended December 31, 2002.

Note 7 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

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

The Company issued 1,725,000 shares of its $0.001 par value common stock to CareDecision.net, Inc. pursuant to its election to convert 700,000 shares of the Company’s $0.001 par value preferred stock into common stock.

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

Note 9 – Related party transactions

The Company received equipment in the amount of $27,857 from Keith Berman, a beneficial owner of the Company.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

The Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company’s $0.001 par value preferred stock. CareDecision.net, Inc. then elected to convert its preferred shares into 1,725,000 shares of the Company’s $0.001 par value common stock.

The Company received $40,000 from Keith Berman, a beneficial owner of the Company, due on December 31, 2003 and accruing interest at 8% per annum. During the year ended December 31, 2002, Mr. Berman elected to convert the note plus interest into 1,267,963 shares of the Company’s $0.001 par value common stock.

Note 10 – Warrants

The Company issued 5,540,795 Class A non-callable warrants to Medicius, Inc. shareholders pursuant to the merger agreement (see Note 11 below). Each Class A warrant unit is exercisable into one share of the Company’s $0.001 par value common stock at $0.04 per share plus 0.5 Class C warrants. The Class A warrant units expire on June 30, 2005.

Note 11 – Reverse acquisitions agreement with Medicius, Inc. (MED)

On July 6, 2000, the Company entered into an agreement with MED whereby the Company acquired all of the issued and outstanding common stock of MED in exchange for 38,043,863 voting shares of the Company’s $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the MED controlled the Company’s common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of MED.

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

Robert L. Cox, President, Secretary and Director – and founder of ATR Search Corp. (now CareDecision), was the Chief Executive Officer, President and Director of Tower Realty Trust, Inc., a publicly traded Real Estate Investment Trust (“REIT”). Prior to holding the positions of CEO and President, since 1995 Mr. Cox served as the Executive Vice President and Chief Operating Officer of Tower Equities until October of 1997, when Tower Equities became a public company (Tower Realty Trust, Inc.). Prior to that, Mr. Cox served as Vice President of Development and Construction of Tower Equities from March 1987 to March 1995, where his main responsibilities included supervising all of Tower Equities’ development and construction projects. Mr. Cox is a graduate of Florida State University.

Keith Berman, Treasurer and Director – has over 22 years experience in healthcare with such companies as Technicon Corporation and Boehringer-Mannheim Corporation, and in the last 15 years providing healthcare software including intranet and Internet systems. Mr. Berman was the founder of Cymedix, the operating division of public Medix Resources, Inc. (MXR). Mr. Berman received a BA and MBA from Indiana University.

William Lyons, Director – has over 20 years experience in healthcare endeavors, and for the past fifteen years has concentrated on medical communications and medical IT. Mr. Lyons, former President of Cybear, Inc. (CYBA) and an original member of the management team at AllScripts (MDRX), manages the company’s sales and marketing efforts. Mr. Lyons received a BA from St. Michael's College and an MBA from Pace University.

Robert Jagunich, Director – has as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc. (AMEX:MXR), from April 1996 through December 1997. Mr. Jagunich has 27 years of experience in the medical systems and device industry. Recently, he has held the position of President at new Abilities Systems, a privately-held manufacturer of advanced electronic systems used in rehabilitation. He also consults to companies such as Johnson and Johnson and has served as a senior executive in such publicly-held companies as Laserscope and Acuson. He received his B.S., M.S. and M.B.A. from the University of Michigan.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2002 to (i) the Company’s Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2002 whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group. Based on 75,364,137 shares outstanding as of December 31, 2002, 5% of the Company’s Common Stock is 3,768,207 shares.

COMMON STOCK

Name and Address	Shares Beneficially Owned	Percentage of Shares Outstanding
Anfel Trading[1] 505 Park Avenue New York, NY 10022	4,206,531	5.58%
Keith Berman[2] 1623 Elmsford Westlake, CA 91361	6,383,325	8.47%
Robert L. Cox 16 Wood Hollow Lane Fort Salonga, NY 11768	1,123,861	1.49%
Cede & Co.[3] PO Box 222 Bowling Green Station New York, NY 10274	20,508,927	27.21%
Robert Jagunich 765 Christine Drive Palo A lot, CA 94303	1,465,000	1.94%
William Lyons 617 Joshhue Court Naperville, IL 60540	2,792,224	3.70%
Total ownership by our officers and directors (four individuals)	13,881,141	18.41%

Footnotes

1.	The principal executive officer of Anfel Trading is Jackie Bronner.
2.

Certificate number 1329 in the amount of 848,768 shares and certificate number 1395 in the amount of 1,267,963 shares of the Company’s common stock were transferred to a non-related individual on October 16, 2002, however, these certificates were lost in transit and were not recovered until March 2003. Therefore, Mr. Berman’s holdings as reflected on the Company’s December 31, 2002 certified shareholder list is overstated by a total of 2,116,731 shares.

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

The Company acquired Intellectual Property from CareDecision.net, Inc, a private stockholder owned corporation that completed several transactions with the Company. As a result of the merger and the acquired intellectual property, two of the beneficial owners of CareDecision.net are now beneficial owners of the Company. Pursuant to the agreement, the Company paid CareDecision.net, Inc. the sum of $187,500 with 700,000 shares of the Company’s $0.001 par value preferred stock. CareDecision.net, Inc. then elected to convert its preferred shares into 1,725,000 shares of the Company’s $0.001 par value common stock.

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

Date: September 2, 2005

By: /s/ Robert Cox

Robert Cox,

President/CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 2, 2005

By: /s/ Robert Cox

Robert Cox,

Chairman of the Board of Directors (Principal Executive Officer)

Date: September 2, 2005

By: /s/ Keith Berman

Keith Berman,

Treasurer/CFO and Director

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Robert Cox, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Keith Berman, Chief Financial Officer
32*	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)

* Filed herewith.