Form 10QSB/A
period 2003-03-31
instaCare Corp.
filed 2005-09-06
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 2 to Form 10-QSB to amend its amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003, (the "Original Filing") filed on February 9, 2005, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Items 1 and 2 set forth in this Amendment No. 2.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheet March 31, 2003 (unaudited)	4
Consolidated Statements of Operations For the Three Months Ended March 31, 2003 and 2002 (unaudited) and For the Period July 6, 2000 (Inception) to March 31, 2003 (unaudited)	5
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2003 and 2002 (unaudited) and For the Period July 6, 2000 (Inception) to March 31, 2003 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Plan of Operation	10
PART II - OTHER INFORMATION
Item 6. Exhibits	13
SIGNATURES	14

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

July 6, 2000 (Inception) to March 31, 2003 (unaudited)

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	March 31,
2003
Current assets:	(Restated)
Cash and equivalents	$81,032
Prepaid interest	67,680
Notes receivable	3,464
Total current assets	152,176

Fixed assets, net	621,625

Loan to officer	388

$774,189

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable to shareholder	$37,199
Notes payable	506,830
Total current liabilities	544,029

Convertible notes – related party	50,000

594,029

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares
authorized, 80,864,137 shares issued and outstanding	80,864
Additional paid-in capital	3,840,896
(Deficit) accumulated during development stage	(3,741,600)
180,160

$774,189

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			July 6, 2000
	For the three months ended		(inception) to
	March 31,		March 31,
	2003	2002	2003
	(Restated)		(Restated)
Revenue	$ 500	$ -	$ 2,500

Expenses:
General & administrative expenses	38,878	-	170,941
Payroll expense	58,881	-	245,700
Professional fees	30,570	-	202,422
Stock-based compensation	293,150	-	1,824,262
Software development	1,000	-	130,000
Impairment loss on operating assets	-	-	1,000,770
Depreciation	-	-	45,310
Total expenses	422,479	-	3,619,405

Other income (expense):
(Loss) on debt settlement	-	-	(27,860)
Interest income	560	-	2,790
Interest (expenses)	(10,823)	-	(99,625)

Net (loss)	$ (432,242)	$ -	$ (3,741,600)

Weighted average number of common
shares outstanding – basic and fully diluted	80,864,137	17,789,500

Net (loss) per share – basic and fully diluted	$ (0.01)	$ -

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the three months ended		(inception) to
	March 31,		March 31,
	2003	2002	2003
Cash flows from operating activities	(Restated)		(Restated)
Net (loss)	$(432,242)	$-	$(3,741,600)
Shares issued for services	293,150	-	1,824,262
Shares issued for software development	-	-	34,683
Warrants issued for interest expense	-	-	112,800
Loss on debt settlement	-	-	1,935
Impairment loss on operating assets	-	-	1,000,770
Depreciation	-	-	45,310
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) in prepaid interest	-	-	(67,680)
(Increase) in loan to shareholder	10,611	-	1,035
Increase in accrued interest – related party	-	-	21,101
(Increase) decrease in notes receivable	1,912	-	(3,464)
(Increase) decrease in accounts payable	-	-	4,823
Net cash (used) by operating activities	(126,569)	-	(766,025)

Cash flows from investing activities
Purchase of fixed assets	-	-	(60,000)
Net cash (used) by investing activities	-	-	(60,000)

Cash flows from financing activities
Proceeds from convertible notes – related party	50,000	-	50,000
Proceeds from notes payable	-	-	475,000
Proceeds from note payable to shareholder	46,500	-	106,500
Issuance of common stock	-	-	275,557
Net cash provided by financing activities	96,500	-	907,057

Net increase in cash	(30,069)	-	81,032
Cash – beginning	111,101	-	-
Cash – ending	$81,032	$-	$81,032

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services provided	5,500,000	-	25,117,737

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB as amended. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended March 31, 2003 of $(3,818,848). In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

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

CareDecision Corporation

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date:      September 6, 2005

By: /s/ Robert Cox

Robert Cox

President and CEO

Date:      September 6, 2005

By: /s/ Keith Berman

Keith Berman

Secretary and Treasurer/CFO