Form 10QSB/A
period 2003-06-30
instaCare Corp.
filed 2005-09-06
CIK 1144225

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

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 2 to Form 10-QSB to amend its amended Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, (the "Original Filing") filed on February 9, 2005, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Items 1 and 2 set forth in this Amendment No. 2.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheet June 30, 2003 (unaudited)	4
Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited) and For the Period July 6, 2000 (Inception) to June 30, 2003 (unaudited)	5
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2003 and 2002 (unaudited) and For the Period July 6, 2000 (Inception) to June 30, 2003 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Plan of Operation	10
PART II – OTHER INFORMATION
Item 6. Exhibits	14
SIGNATURES	15

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

July 6, 2000 (Inception) to June 30, 2003 (unaudited)

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	June 30,
2003
Current assets:	(Restated)
Cash and equivalents	$11,913
Notes receivable	-
Total current assets	11,913

Fixed assets, net	621,625

$633,538

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,000
Notes payable to shareholder	28,802
Notes payable	567,517
Total current liabilities	606,319

606,319

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 81,864,137 shares issued and outstanding	81,864
Additional paid-in capital	3,889,896
(Deficit) accumulated during development stage	(3,944,541)
27,219

$633,538

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					July 6, 2000
	For the three months ended		For the six months ended		(Inception) to
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$ 1,350	$ -	$ 1,850	$ 1,055	$ 3,850

Expenses:
General and administrative expenses	45,111	3,720	83,989	182,849	216,052
Payroll expense	63,913	-	122,794	-	309,613
Professional fees	12,658	-	43,228	-	215,080
Stock-based compensation	-	290,000	293,150	409,446	1,824,262
Software development	2,950	-	3,950	-	132,950
Impairment loss on operating assets	-	-	-	-	1,000,770
Depreciation	-	-	-	1,393	45,310
Total expenses	124,632	293,720	547,111	593,688	3,744,037

Other income (expense):
(Loss) on debt settlement	-	-	-	-	(27,860)
Interest income	1	-	561	967	2,791
Interest (expenses)	(79,661)	-	(90,484)	(8,251)	(179,286)

Net (loss)	$ (202,942)	$ (293,720)	$ (635,184)	$ (599,917)	$ (3,944,542)

Weighted average number of
common shares outstanding –
basic and fully diluted	84,432,887	21,891,703	83,473,288	10,822,178

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.06)

 The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the six months ended		(inception) to
	June 30,		June 30,
	2003	2002	2003
Cash flows from operating activities	(Restated)	(Restated)	(Restated)
Net (loss)	$(635,184)	$(599,917)	$(3,944,542)
Stock-based compensation	293,150	409,446	1,824,262
Stock-based software development	-	-	34,683
Warrants issued for interest	-	-	112,800
Impairment loss on operating assets	-	-	1,000,770
Loss on debt settlement	-	-	1,935
Depreciation	-	1,393	45,310
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in prepaid interest	67,680	-	-
(Increase) decrease in loan to shareholder	-	-	21,101
Increase in accrued interest – related party	-	-
(Increase) decrease in notes receivable	5,376	(24,900)	-
Decrease in loan to officer	8,190	-	(1,386)
Increase in accounts payable	10,000	-	14,823
Net cash (used) by operating activities	(250,788)	(213,978)	(890,244)

Cash flows from investing activities
Purchase of fixed assets	-	-	(60,000)
Net cash (used) by investing activities	-	-	(60,000)

Cash flows from financing activities
Proceeds from convertible notes – related party	50,000	-	50,000
Proceeds from notes payable	-	537,573	475,000
Proceeds from note payable to shareholder	51,600	-	111,600
Payments on note payable to shareholder	-	(20,000)	-
Issuance of common stock	50,000	-	325,557
Net cash provided by financing activities	151,600	517,573	962,157

Net increase in cash	(99,188)	303,595	11,913
Cash – beginning	111,101	4	-
Cash – ending	$11,913	$303,599	$11,913

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services provided	5,500,000	12,440,000	25,117,737

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended June 30, 2003 of $4,021,790. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

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