Form 10QSB/A
period 2003-09-30
instaCare Corp.
filed 2005-09-06
CIK 1144225

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

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 2 to Form 10-QSB to amend its amended Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2003, (the "Original Filing") filed on February 9, 2005, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Items 1 and 2 set forth in this Amendment No. 2.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheet September 30, 2003 (unaudited)	4
Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited) and For the Period July 6, 2000 (Inception) to September 30, 2003 (unaudited)	5
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2003 and 2002 (unaudited) and For the Period July 6, 2000 (Inception) to September 30, 2003 (unaudited)	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Plan of Operation	11
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 6(a). Exhibits	15
Item 6(b). Reports Filed on Form 8-K	16
SIGNATURES	17

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

July 6, 2000 (Inception) to September 30, 2003 (unaudited)

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	September 30,
2003
Current assets:	(Restated)
Cash and equivalents	$44,347
Notes receivable	-
Accounts receivable, net of allowance for doubtful accounts of $12,500	21,748
Total current assets	66,095

Fixed assets, net	802,875

$868,970

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable to shareholder	$91,078
Stock subscription payable	13,750
Notes payable	513,527
Total current liabilities	618,355

618,355

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 114,784,921 shares issued and outstanding	114,785
Additional paid-in capital	4,701,044
(Deficit) accumulated during development stage	(4,719,712)
250,615

$868,970

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					July 6, 2000
	For the three months ended		For the nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$ 22,848	$ 500	$ 24,698	$ 1,555	$ 26,698

Expenses:
General and administrative expenses	29,668	159,028	113,657	751,323	245,720
Payroll expense	48,415	-	171,209	-	358,028
Professional fees	11,465	-	54,693	-	226,545
Stock-based compensation	504,125	276,056	797,275	606,250	2,328,387
Software development	-	-	3,950	-	132,950
Impairment loss on operating assets	-	-	-	-	1,000,770
Depreciation	-	10,328	-	20,655	45,310
Total expenses	593,673	445,412	1,140,784	1,378,228	4,416,894

Other income (expense):
(Loss) on debt settlement	(37,094)	-	(37,094)	-	(64,954)
Interest income	-	1,885	561	2,852	2,791
Interest (expenses)	(12,754)	(14,399)	(103,238)	(22,650)	(192,040)

Net (loss)	$ (620,673)	$ (457,426)	$(1,255,857)	$ (1,396,471)	$ (4,565,215)

Weighted average number of
common shares outstanding –
basic and fully diluted	100,990,475	21,027,802	92,711,681	33,279,930

Net (loss) per share – basic and fully diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the nine months ended		(inception) to
	September 30,		September 30,
	2003	2002	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(1,255,857)	$(1,396,471)	$(4,565,215)
Stock-based compensation for services	797,275	606,250	2,328,387
Stock-based compensation for software development	-	-	34,683
Warrants issued for interest expense	-	-	112,800
Loss on debt settlement	37,094	-	39,029
Impairment loss on operating assets	-	-	1,000,770
Depreciation	-	20,655	45,310
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in accounts receivable	5,376	-	-
Decrease in prepaid interest	67,680	-	-
(Increase) in notes receivable	(21,748)	-	(21,748)
Increase in accrued interest – related party	-	-	21,101
Increase in accounts payable	-	(15,850)	4,753
Net cash (used) by operating activities	(370,180)	(785,416)	(1,000,130)

Cash flows from investing activities
Investment in subsidiary	-	388,939	(60,000)
	-	388,939	(60,000)

Cash flows from financing activities
Proceeds from notes payable	25,000	485,418	500,000
Payments on notes payable	(1,890)	-	(1,890)
Accrued interest	1,596	-	1,596
Proceeds from note payable to shareholder	108,415	-	168,415
Payments on note payable to shareholder	(15,045)	-	(15,045)
Stock subscription payable	13,750	-	13,750
Issuance of common stock	171,600	260,862	447,157
Net cash provided by financing activities	303,426	746,280	1,113,983

Net increase in cash	(66,754)	349,803	44,347
Cash – beginning	111,101	4	-
Cash – ending	$44,347	$349,807	$44,347

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for services provided	26,284,748	17,292,737	43,577,485
Number of shares issued for debt settlement	741,875	-	741,875

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended September 30, 2003 of $4,642,463. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

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