Form 10KSB/A
period 2003-12-31
instaCare Corp.
filed 2005-09-06
CIK 1144225

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 1 to Form 10-KSB to amend its amended Annual Report on Form 10-KSB for the year ended December 31, 2003, (the "Original Filing") filed on March 31, 2004, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Items 6 and 7 set forth in this Amendment No. 1.

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

b.

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

Results of Operation

Revenues. In fiscal 2003, we generated $75,813 in revenue compared to $2,000 in revenue generated in 2002. As a development stage company, our efforts have been focused mainly on the development of our software products. We believe that our initial revenues during our development stage will be primarily dependent upon our ability to cost effectively and efficiently develop our software systems, communication tools and suite of software applications. Our priorities for the next 12 months of operations are to continue to develop and market our products, to establish our business through the use of the Internet and though client referrals. Realization of increasing revenues for our software products during the next fiscal year is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition.

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

Stock-based compensation. Our stock-based compensation was $1,627,976 in fiscal 2003 compared with $1,205,612 in fiscal 2002. In an effort to conserve our cash resources during fiscal 2002 and fiscal 2003, we retained the services of six consultants who agreed to provide their professional services for stock and stock options in lieu of cash. We typically retain these consultants for a period of either 90 days or 180 days duration.

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

Total expenses. We incurred total expenses for the year ended 2003 of $2,245,160 compared with $2,813,075 in fiscal 2002. Expenditures in 2003 were primarily due to costs incurred for stock-based compensation, payroll expense and general and administrative expenses.

Net operating loss. The net operating loss incurred during fiscal 2003 was $2,169,347 compared with $2,811,075 in fiscal 2002. Net operating loss is the result of revenue minus total expenses. We have reduced out net operating loss by approximately one half from 2002 to 2003 by increasing our revenues while reducing total expenses.

Loss on settlement. We incurred a loss on settlement for the year ended 2003 of $77,094 compared with $27,860 in fiscal 2002. This expense relates to the settlement outlined in Part I Item 3. Legal Proceedings.

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

Net Loss. We incurred a total net loss of $2,362,987 in fiscal 2003 compared with a total net loss of $2,925,507 in fiscal 2002. We anticipated incurring these losses during our initial commencement of operations until such time as we will realize increased revenues from our software systems, communication tools and suite of software applications in the fiscal year 2004.

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

Net cash used by operating activities during fiscal 2003 was $466,276, which was primarily due to the net loss of $2,362,987 offset by shares issued for stock-based compensation of $1,627,976. This compares to net cash used by operating activities during fiscal 2002 of $624,761, which was primarily due to a net loss of $2,925,507 offset by shares issued for stock-based compensation of $1,205,612 and an impairment loss on operating assets of $1,000,770.

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

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITOR’S REPORT	F-1 to F-2

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F-5 to F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-9

NOTES TO FINANCIAL STATEMENTS	F-10 to F-27

Beckstead and Watts, LLP

Certified Public Accountants

2425 W. Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984

702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors

InstaCare, Inc.

(formerly CareDecision Corp.)

We have audited the accompanying restated balance sheet of InstaCare, Inc. (formerly CareDecision Corp.) (a development stage company) as of December 31, 2003, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of InstaCare, Inc. (formerly CareDecision Corp.) (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s 2003 net loss previously reported as $2,168,808 should have been $2,362,987. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

Beckstead and Watts, LLP

Henderson, Nevada

March 29, 2004, except for Note 1, as to which the date is July 15, 2005

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

Beckstead and Watts, LLP

Henderson, Nevada

April 4, 2003, except for Note 1, as to which the date is August 6, 2005

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2003	2002
	(RESTATED)	(RESTATED)
Assets

Current assets:
Cash and equivalents	$29,273	$111,101
Prepaid interest	-	67,680
Loan to shareholder	-	9,576
Notes receivable	50,000	5,376
Total current assets	79,273	193,733

Fixed assets, net	670,288	621,625

	$749,561	$815,358

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable to officers – short term portion	$82,568	$-
Note payable	572,527	-
Revolving line of credit	2,180	-
Total current liabilities	657,275	-

Notes payable to officers – long term portion	14,400	-
Long-term debts	-	496,105

	671,675	496,105

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized,
120,244,921 and 75,364,137 shares issued and outstanding
as of 12/31/03 and 12/31/02, respectively	120,245	75,364
Additional paid-in capital	5,629,986	3,553,247
(Deficit) accumulated during development stage	(5,672,345)	(3,309, 358)
	77,886	319,253

	$749,561	$815,358

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

			July 6, 2000
	For the year ended		(inception) to
	December 31,		December 31,
	2003	2002	2003
	(RESTATED)	(RESTATED)	(RESTATED)

Revenue	$ 75,813	$ 2,000	$ 77,813

Expenses:
General & administrative expenses	148,192	77,712	280,255
Payroll expense	213,012	186,819	399,831
Professional fees	62,422	171,852	234,274
Stock-based compensation	1,627,976	1,205,612	3,159,088
Software development	60,971	129,000	189,971
Impairment loss on operating assets	-	1,000,770	1,000,770
Depreciation	132,587	41,310	177,897
Total expenses	2,245,160	2,813,075	5,442,086

Net operating (loss)	(2,169,347)	(2,811,075)	(5,364,273)

Other income (expense):
(Loss) on settlement	(77,094)	(27,860)	(104,954)
Interest income	561	2,230	2,791
Interest (expenses)	(117,107)	(88,802)	(205,909)

Net (loss)	$ (2,362,987)	$ (2,925,507)	$ (5,672,345)

Weighted average number of common
shares outstanding – basic and fully diluted	94,259,147	43,176,595

Net (loss) per share – basic and fully diluted	$ (0.03)	$ (0.07)

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity, Cont’d

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Shares issued for consulting services on 3/6/2002	1,825,000	1,825			271,925		273,750
Shares issued for consulting services on 4/19/2002	500,000	500			42,000		42,500
Warrants issued for interest expense on 4/23/2002	-	-			112,800		112,800
Shares received and cancelled in
satisfaction of obligation on 6/28/2002	(1,935,000)	(1,935)			(94,815)		(96,750)
Shares issued pursuant to merger agreement on 7/9/2002	32,968,863	32,969			1,473,053		1,506,022
Shares issued for consulting services on 8/1/2002	3,000,000	3,000			147,000		150,000
Shares issued for Medicius shares on 8/1/2002	1,725,000	1,725	(750,000)	(750)	(975)		-

Shares issued for consulting services on 8/9/2002	2,000,000	2,000			138,000		140,000
Shares issued for consulting services on 10/2/2002	950,000	950			41,800		42,750
Shares issued for consulting services on 10/8/2002	6,327,737	6,328			310,059		316,387
Shares issued for cash on 11/21/2002	2,539,574	2,540			197,460		200,000
Shares issued for consulting services on 11/21/2002	3,515,000	3,515			253,080		256,595
Shares issued for cash on 11/21/2002	1,267,963	1,268			59,594		60,862
Shares issued for consulting services on 12/17/2002	1,500,000	1,500			94,500		96,000

Net (loss), year ended December 31, 2002						(2,925,507)	(2,925,507)
Balance, December 31, 2002 (RESTATED)	75,364,137	75,364	-	-	3,553,247	(3,309,358)	319,253

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity, Cont’d

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Stock options to acquire 5,500,000 shares of common stock granted on January 21, 2003	-	-			62,150		62,150
Shares issued for consulting services on 1/24/2003	5,500,000	5,500			225,500		231,000
Shares issued for cash on 4/22/03	1,538,500	1,539			48,462		50,000
Stock options to acquire 6,950,000 shares of common stock granted on July 18, 2003	-	-			141,085		141,085
Share dividend issued on 7/21/2003	6,469,161	6,469			(6,469)		-
Shares issued for services on 8/18/2003	1,800,000	1,800			123,200		125,000
Shares issued for consulting services on 8/18/2003	2,500,000	2,500			122,500		125,000
Shares issued to acquire software on 9/12/2003	2,500,000	2,500			178,750		181,250
Shares issued for services on 9/12/2003	14,521,248	14,521			588,940		603,461
Shares issued for settlement on 9/12/2003	741,875	742			36,352		37,094
Shares issued for cash on 9/18/2003	2,000,000	2,000			99,600		101,600
Shares issued for cash and services on 9/30/2003	850,000	850			41,650		42,500
Shares issued for services on 9/30/2003	1,000,000	1,000			49,000		50,000
Shares issued for cash and services on 11/8/2003	950,000	950			46,550		47,500
Stock options to acquire 7,300,000 shares
of common stock granted on November 24, 2003	-	-			91,980		91,980
Cancellation of shares on 11/26/2003	(1,290,000)	(1,290)			1,290		-
Shares issued for services on 11/26/2003	1,000,000	1,000			49,000		50,000
Sahres issued for services on 11/26/2003	2,500,000	2,500			87,500		90,000
Shares issued for settlement on 12/3/2003	1,000,000	1,000			39,000		40,000
Shares issued for cash on 12/17/2003	800,000	800			31,200		32,000
Shares issued for cash on 12/18/2003	500,000	500			19,500		20,000

Net (loss), year ended December 31, 2003						(2,362,987)	(2,362,987)
Balance, December 31, 2003 (RESTATED)	120,244,921	$ 120,245	-	$ -	$ 5,629,986	$ (5,672,345)	$ 77,886

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

			July 6, 2000
	For the year ended		(inception) to
	December 31,		December 31,
	2003	2002	2003
	(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(2,362,987)	$(2,925,507)	$(5,672,345)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation for consulting fees	1,627,976	1,205,612	3,159,088
Stock-based compensation for software development	-	-	34,683
Warrants issued for interest expense		112,800	112,800
Loss on settlement	77,094	1,935	79,029
Impairment loss on operating assets	-	1,000,770	1,000,770
Depreciation	132,587	41,310	177,897
Changes in operating assets and liabilities
(Increase) decrease in prepaid interest	67,680	(67,680)	-
(Increase) decrease in loan to shareholder	9,576	(9,576)	-
(Increase) in note receivable	(44,624)	(5,376)	(50,000)
Increase in accrued interest related to long-term debts	26,422	21,105	47,527
Increase (decrease) in accounts payable	-	(154)	4,823
Net cash (used) by operating activities	(466,276)	(624,761)	(1,105,728)

Cash flows from investing activities
Purchase of fixed assets	-	-	(60,000)
Net cash (used) by investing activities	-	-	(60,000)

Cash flows from financing activities
Proceeds from notes payable to shareholders	96,968	-	156,968
Proceeds from revolving line of credit	2,180	-	2,180
Proceeds from long-term debts	50,000	475,000	525,000
Issuance of common stock	235,300	260,862	510,857
Net cash provided by financing activities	384,448	735,862	1,095,005

Net increase in cash	(81,828)	111,097	29,273
Cash - beginning	111,101	4	-
Cash - ending	$29,273	$111,101	$29,273

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for stock-based compensation	31,159,748	19,617,737	51,102,985
Number of warrants issued for interest expense	-	24,000,000	24,000,000

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 1 – Significant accounting policies and procedures

Organization

The Company was organized July 6, 2000 (Date of Inception) under the laws of the State of Nevada, as Promedicius, Inc. On June 21, 2002, the Company acquired as a wholly-owned subsidiary ATR Search Corporation, and filed amended articles of incorporation changing its name to CareDecision Corporation

The Company has a limited history of operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Correction of an error

The Company has restated its previously issued consolidated financial statements for matters related to the following previously reported items: stockbased compensation. The accompanying financial statements for December 31, 2003 and 2002 have been restated to reflect the error corrections. The Company’s accumulated (deficit) at December 31, 2003 and 2002, was increases by $81,089 as a result of error corrections. The errors have an effect on net income for the year ending December 31, 2003 and 2002 in the amount of $194,179 and ($111,935) respectively.

	December 31,
	2003	2002

Net (loss) as previously reported	$(2,168,808)	$(2,813,572)
Error correction in valuation
Certain stock-based compensation	194,179	(111,935)
Net (loss) as restated	(2,362,987)	(2,925,507)

Accumulated (deficit) at beginning of period	$(3,303,358)	$(383,851)

Net (loss) as restated	(2,362,987)	(2,925,507)
Accumulated (deficit) at end of period, as restated	$(5,672,345)	$(3,303,358)

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Merger agreement with Medicius, Inc. (MED)

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

	2003	2002
Net (loss), as reported	$(2,362,987)	$(2,925,507)
Deduct: Total stock-based non-employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(221,450)	( -)
Pro forma net (loss)	$(2,584,437)	$(2,925,507)
Net (loss) per common share
Basic (loss) per share, as reported	$(.02)	$(.07)
Basic per share, pro forma	$(.025)	$(.07)

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

During the year ended December 31, 2003, the Company issued 31,159,748 shares of its $0.001 par value common stock to various individuals and entities for consulting services valued at $1,332,761, the fair market value of the underlying shares on the dates of issuance.

During the year ended December 31, 2003, the Company issued 5,100,000 shares of its $0.001 par value common stock for cash totaling $235,300.

The Company issued 6,469,161 shares of its $0.001 par value common stock as a dividend to its shareholders of record as of June 3, 2003, the grant date

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

During the year ended December 31, 2003, the Company issued 2,500,000 shares of its $0.001 par value common stock to acquire operating software valued at $181,250.

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

The following is a summary of activity of outstanding stock options under the 2003 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, December 31, 2003	5,150,000	-

Options granted	-0-	$0.043
Options exercised	(-0-)	0.043

Balance, December 31, 2004	5,150,000	0.043

Exercisable, December 31, 2004	5,150,000	$0.043

The following is a summary of information about the 2003 Stock Option Plan options outstanding at December 31, 2003

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.040 - 0.050	5,150,000	0 years	$0.043	5,150,000	$0.043

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2003, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

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

Date: September 6, 2005

By: /s/ Robert Cox

Robert Cox,

President/CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 6, 2005

By: /s/ Robert Cox

Robert Cox,

Chairman of the Board of Directors (Principal Executive Officer)

Date: September 6, 2005

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Robert Cox, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Keith Berman, Chief Financial Officer
32*	Certification under Section 906 of the Sarbanes-Oxley Act (SECTION 1350)

* Filed herewith.