Form 10QSB/A
period 2004-03-31
instaCare Corp.
filed 2005-09-07
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, (the "Original Filing") filed on May 18, 2004, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Items 1 and 2 set forth in this Amendment No. 1.

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

July 6, 2000 (Inception) to March 31, 2004 (unaudited)

CareDecision Corporation

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	March 31,
2004
Current assets:
Cash and equivalents	$785,247
Accounts receivable, net	55,500
Note receivable	15,000
Total current assets	855,747

Fixed assets, net	525,500

Other	3,350

$1,384,597

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable to shareholder	$117,902
Notes payable	50,000
Total current liabilities	167,902

Long-term debt	751,213
Convertible notes – related party	9,400

928,515

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 207,526 shares issued and outstanding	208
Common stock, $0.001 par value, 290,000,000 shares
authorized, 157,170,421 shares issued and outstanding	157,171
Additional paid-in capital	7,727,798
(Deficit) accumulated during development stage	(7,429,095)
456,082

$1,384,597

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			July 6, 2000
	For the three months ended		(inception) to
	March 31,		March 31,
	2004	2003	2004
			(RESTATED)
Revenue	$ 55,392	$ 500	$ 133,205

Expenses:
General & administrative expenses	59,082	38,878	339,337
Payroll expense	80,540	58,881	480,371
Professional fees	238,530	30,570	472,804
Stock-based compensation	485,119	231,000	3,644,207
Software development	69,641	1,000	259,612
Impairment loss on operating assets	111,473	-	1,112,243
Depreciation	33,315	36,377	211,212
Total expenses	1,077,700	396,706	6,519,786

Net operating (loss)	(1,022,308)	(396,206)	(6,386,581)
Other income (expense):
(Loss) on debt settlement	(317,136)	-	(422,090)
Interest income	-	560	2,791
Financing costs	(408,255)	-	(408,255)
Interest (expenses)	(9,051)	(10,823)	(214,960)

Net (loss)	$ (1,756,750)	$ (406,469)	$ (7,429,095)

Weighted average number of common
shares outstanding – basic and fully diluted	138,419,487	82,503,026

Net (loss) per share – basic and fully diluted	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the three months ended		(inception) to
	March 31,		March 31,
	2004	2003	2004
			(RESTATED)
Cash flows from operating activities
Net (loss)	$(1,756,750)	$(406,469)	$(7,429,095)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for stock-based compensation	485,119	231,000	3,644,207
Shares issued for professional fees	162,000	-	162,000
Shares issued for financing costs	423,977	-	423,977
Shares issued for software development	-	-	34,683
Warrants issued for interest expense	-	-	112,800
Loss on impairment of operating assets	111,473	-	1,112,243
Loss on debt settlement	317,136	-	396,165
Depreciation	33,315	36,377	211,212
Changes in operating assets/liabilities
(Increase) in accounts receivable	(55,500)	-	(55,500)
Decrease in notes receivable	35,000	1,912	(15,000)
(Increase) in other assets	(3,350)	-	(3,350)
Increase in accrued interest related to long-term debts	-	-	47,523
Increase in accounts payable	-	-	4,823
Net cash (used) by operating activities	(247,580)	(126,569)	(1,353,312)

Cash flows from investing activities
Purchase of fixed assets	-	-	(60,000)
Net cash (used) in investing activities	-	-	(60,000)

Cash flows from financing activities
Convertible notes – related party	(5,000)	50,000	45,000
Proceeds from revolving line of credit	(2,180)	-	-
Proceeds from long-term debt	550,000	-	1,075,000
Proceeds from note payable to shareholder	35,334	46,500	142,302
Issuance of common stock	425,400	-	936,257
Net cash provided by financing activities	1,003,554	96,500	2,198,559

Net increase in cash	755,974	(30,069)	785,247
Cash – beginning	29,273	111,101	-
Cash – ending	$785,247	$81,032	$785,247

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of common shares issued for stock-based compensation	23,115,500	5,500,000	73,892,985
Number of warrants issued for interest expense	10,000,000	-	34,000,000
Number of common shares issued for settlement	6,510,000	-	8,251,875
Number of common shares issued to acquire software	-	2,500,000	2,500,000
Number of common shares issued as dividend	-	-	6,469,161
Number of stock options issued as compensation	-	-	19,750,000
Number of common shares issued for conversion of debt to equity	7,350,000	-	7,350,000
Number of preferred shares issued for financing costs	207,526	-	207,526

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Notes to the Restated Financial Statements

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