Form 10QSB/A
period 2004-06-30
instaCare Corp.
filed 2005-09-07
CIK 1144225

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

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, (the "Original Filing") filed on August 16, 2004, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Items 1 and 2 set forth in this Amendment No. 1.

CareDecision Corporation

(a Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet June 30, 2004 (unaudited)	4

Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2004 and 2003 (unaudited) and For the Period July 6, 2000 (Inception) to June 30, 2004 (unaudited)	5

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2004 and 2003 (unaudited) and For the Period July 6, 2000 (Inception) to June 30, 2004 (unaudited)	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 6(a). Exhibits	17

Item 6(b). Reports Filed on Form 8-K	17

SIGNATURES	18

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

July 6, 2000 (Inception) to June 30, 2004 (unaudited)

CareDecision Corporation

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	June 30,
2004
Current assets:
Cash and equivalents	$715,185
Accounts receivable, net	54,237
Total current assets	769,422

Fixed assets, net	333,915

$1,103,337

Liabilities and Stockholders’ Equity

Current liabilities:
Note payable to shareholder	$10,497
Notes payable	52,250
Total current liabilities	62,747

Long-term debt	721,088
Convertible notes – related party	531

784,366

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 207,526 shares issued and outstanding	208
Common stock, $0.001 par value, 290,000,000 shares
authorized, 197,905,421 shares issued and outstanding	197,906
Additional paid-in capital	8,586,052
(Deficit) accumulated during development stage	(8,465,194)
318,971

$1,103,337

 The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					July 6, 2000
	For the three months ended		For the six months ended		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004

Revenue	$ 57,550	$ 1,350	$ 112,942	$ 1,850	$ 190,755

Expenses:
Small computer hardware cost	20,095	-	20,095	-	20,095
Wireless network and infrastructure	69,698	-	69,698	-	69,698
computer cost
General and administrative expenses	49,228	45,111	108,310	83,989	388,565
Payroll expense	84,405	63,913	164,945	122,794	564,776
Professional fees	55,325	12,658	293,855	43,228	528,129
Stock-based compensation	503,400	125,000	988,519	356,000	4,147,607
Software development	16,667	2,950	86,308	3,950	276,279
Impairment loss on operating assets	166,955	-	278,428	-	1,279,198
Depreciation	24,630	80,623	57,945	165,652	235,842
Total expenses	990,403	330,255	2,068,103	775,613	7,510,189

Net operating (loss)	(932,853)	(328,905)	(1,955,161)	(773,763)	(7,319,434)
Other income (expense):
(Loss) on debt settlement	(60,000)	(37,094)	(377,136)	(37,094)	(482,090)
Interest income	1,004	1	1,004	561	3,795
Financing costs	-	-	(408,255)	-	(408,255)
Interest (expenses)	(44,250)	(11,981)	(53,301)	(22,804)	(259,210)

Net (loss)	$ (1,036,099)	$ (377,979)	$(2,792,849)	$ (833,100)	$ (8,465,194)

Weighted average number of
common shares outstanding –
basic and fully diluted	194,072,729	84,432,887	166,246,108	83,473,288

Net (loss) per share – basic and fully diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the six months ended		(inception) to
	June 30,		June 30,
	2004	2003	2004

Cash flows from operating activities
Net (loss)	$(2,792,849)	$(833,100)	$(8,465,194)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for stock-based compensation	988,519	356,000	4,147,607
Shares issued for professional fees	293,855	-	293,855
Shares issued for software development	-	-	34,683
Shares issued for financing costs	423,977	-	423,977
Warrants issued for interest expense	-	-	112,800
Loss on impairment of operating assets	278,428	-	1,279,198
Loss on debt settlement	377,136	37,094	456,165
Depreciation	57,945	165,652	235,842
Changes in operating assets/liabilities
(Increase) in accounts receivable	(54,237)	-	(54,237)
Decrease in notes receivable	50,000	5,376	-
Increase in accrued interest related to long-term debts	-	-	47,523
Increase in accounts payable	-	-	4,823
Net cash (used) by operating activities	(379,406)	(268,978)	(1,482,958)

Cash flows from investing activities
Purchased of fixed assets	-	-	(60,000)
Net cash (used) by investing activities	-	-	(60,000)

Cash flows from financing activities
Convertible notes – related party	(13,869)	50,000	36,131
Proceeds from long-term debt	721,088	-	1,246,088
Proceeds from note payable to shareholder	35,334	124,790	142,302
Payments on note payable to shareholder	(102,635)	-	(102,635)
Proceeds from revolving line of credit	(2,180)	-	-
Issuance of common stock	425,400	-	936,257
Net cash provided by financing activities	1,065,318	169,790	2,258,143

Net increase in cash	685,912	(99,188)	715,185
Cash – beginning	29,273	111,101	-
Cash – ending	$715,185	$11,913	$715,185

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of common shares issued for stock-based compensation	77,660,500	8,000,000	128,437,985
Number of warrants issued for interest expense	10,000,000	-	34,000,000
Number of common shares issued for debt settlement	6,510,000	741,875	8,251,875
Number of common shares issued to acquire software	-	2,500,000	2,500,000
Number of common shares issued as dividend	-	-	6,469,161
Number of stock options issued as compensation	-	-	19,750,000
Number of common shares issued for conversion of debt to equity	7,350,000	-	7,350,000
Number of preferred shares issued for financing costs	207,526	-	207,526

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

CareDecision Corporation

(a Development Stage Company)

Notes

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

During the six months ended June 30, 2004, the Company issued 77,660,500 shares of its $0.001 par value common stock to various individuals and entities for consulting services, finders’ fees to two individuals who introduced the company to its proposed satellite e-broadcast partner, agent’s fees associated with the company’s proposed acquisition of MDU Services, Inc., agent’s fees for the introduction and fees associated with the company’s recent agreement with an e-business partner for its hotel sector product and technical expenses incurred associated with this agreement, documentation and initiation fees owing to the Pinnacle Note investment, collectively valued at $988,519 and professional fees valued at $293,855.

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

On August 4, 2004 the Company received proposal for a possible merger with a division or divisions of a $100-plus million company with interests in several areas related to the company's businesses. The Company’s Board of Directors is considering this proposal.

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

Item 6(b) – Reports Filed on Form 8-K

For the quarter ended June 30, 2004 the Company filed the following reports on Form 8-K with the Securities and Exchange Commission:

On April 7, 2004, the Company announced, under Item 9. Regulation FD Disclosure that on March 30, 2004 we received primary institutional funding in the amount of $700,000 from Pinnacle Investment Partners, LP (“Pinnacle”). The primary funding is to be used for the nationwide rollout of our ResidenceWare Wi-Fi products and for other business development purposes.

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