Form 10QSB/A
period 2004-09-30
instaCare Corp.
filed 2005-09-07
CIK 1144225

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

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, (the "Original Filing") filed on November 16, 2004, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

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

July 6, 2000 (Inception) to September 30, 2004 (unaudited)

CareDecision Corporation

(a Development Stage Company)

Consolidated Balance Sheet

(unaudited)

Assets	September 30,
2004
Current assets:	(RESTATED)
Cash and equivalents	$558,185
Accounts receivable, net	50,407
Inventory	59,685
Note receivable	-
Total current assets	668,277

Fixed assets, net	314,073

Other	-

$982,350

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$50,000
Note payable to shareholder	10,497
Notes payable	-
Total current liabilities	60,497

Long-term debt	700,088
Convertible notes – related party	531

761,116

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 207,526 shares issued and outstanding	208
Common stock, $0.001 par value, 1,200,000,000 shares
authorized, 224,906,421 issued and outstanding	224,906
Additional paid-in capital	9,241,364
(Deficit) accumulated during development stage	(9,245,243)
221,234

$982,350

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					July 6, 2000
	For the three months ended		For the nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004
					(RESTATED)

Revenue	$ 51,670	$ 22,848	$ 181,108	$ 24,698	$ 258,921

Expenses:
Hardware costs	69,874	-	89,969	-	89,969
Network and infrastructure	25,764	-	95,462	-	95,462
General and administrative expenses	44,020	35,556	185,338	119,545	465,593
Payroll expense	100,066	48,415	265,011	171,209	664,842
Stock-based compensation	33,600	-	33,600	-	33,600
for employee benefits
Professional fees	36,459	11,465	330,314	54,693	564,588
Stock-based compensation	410,850	152,750	1,399,369	508,750	4,558,457
for consulting fees
Software development	33,332	-	119,640	3,950	309,611
Stock-based compensation	21,600	-	21,600	-	21,600
for software development
Impairment loss on operating assets	-	-	278,428	-	1,279,198
Depreciation	19,842	80,622	77,787	246,274	255,684
Total expenses	795,407	328,808	2,896,518	1,104,421	8,338,604

Net operating (loss)	(743,737)	(305,960)	(2,715,410)	(1,079,723)	(8,079,683)
Other income (expense):
(Loss) on debt settlement	-	(25,000)	(377,136)	(62,094)	(482,090)
Interest income	1,200	-	2,204	561	4,995
Financing costs	-	-	(408,255)	-	(408,255)
Interest (expense)	(21,000)	(12,754)	(74,301)	(35,558)	(280,210)

Net (loss)	$ (763,537)	$ (343,714)	$(3,572,898)	$ (1,176,814)	$ (9,245,243)

Weighted average number of
common shares outstanding –
basic and fully diluted	216,394,551	100,990,475	183,469,542	92,711,681

Net (loss) per share – basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

CareDecision Corporation

(a Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			July 6, 2000
	For the nine months ended		(inception) to
	September 30,		September 30,
	2004	2003	2004
			(RESTATED)
Cash flows from operating activities
Net (loss)	$(3,572,898)	$(1,176,814)	$(9,245,243)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation for employee benefits	33,600	-	33,600
Stock-based compensation for consulting fees	1,399,369	508,750	4,558,457
Stock-based compensation for professional fees	293,855	-	293,855
Stock-based compensation for software development	21,600	-	56,283
Stock-based compensation for financing costs	423,977	-	423,977
Warrants issued for interest expense	-	-	112,800
Loss on impairment of operating assets	278,428	-	1,279,198
Loss on debt settlement	377,136	62,094	456,165
Depreciation	77,787	246,274	255,684
Changes in operating assets/liabilities
(Increase) decrease in accounts receivable	(50,407)	5,376	(50,407)
Increase in notes receivable	-	(34,248)	(50,000)
(Increase) in inventory	(59,685)	-	(59,685)
Increase in accounts payable	50,000	-	54,823
Increase in accrued interest related to long-term debts	-	3,095	47,523
Net cash (used) by operating activities	(729,418)	(385,473)	(1,832,970)

Cash flows from investing activities
Purchase of fixed assets	-	-	(60,000)
Net cash (used) by investing activities	-	-	(60,000)

Cash flows from financing activities
Convertible notes – related party	(13,869)	50,000	36,131
Proceeds from long-term debt	721,088	25,000	1,246,088
Proceeds from note payable to shareholder	35,334	130,606	142,302
Payments on note payable to shareholder	(109,623)	(22,237)	(109,623)
Proceeds from revolving line of credit	(2,180)	-	-
Issuance of common stock	625,400	135,350	1,136,257
Net cash provided by financing activities	1,258,330	318,719	2,451,155

Net increase in cash	528,912	(66,754)	558,185
Cash – beginning	29,273	111,101	-
Cash – ending	$558,185	$44,347	$558,185

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of common shares issued for stock-based compensation	94,210,500	26,309,748	144,987,985
Number of warrants issued for interest expense	10,000,000	-	34,000,000
Number of common shares issued for settlement	6,510,000	741,875	8,251,875
Number of common shares issued to acquire software	800,000	2,500,000	3,300,000
Number of common shares issued for accounts payable	2,000,000	-	2,000,000
Number of common shares issued as dividend	-	-	6,469,161
Number of stock options issued as compensation	-	-	19,750,000
Number of common shares issued for conversion of debt to equity	7,350,000	-	7,350,000
Number of preferred shares issued for financing costs	207,526	-	207,526

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