Form 10KSB/A
period 2004-12-31
instaCare Corp.
filed 2005-09-07
CIK 1144225

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _________to__________

Commission File Number 0-33187

instaCare Corp.

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

Common Stock, $0.001 par value per share, 1,250,000,000 shares authorized, 281,140,421 issued and outstanding as of the most recent practicable date.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $5,295,624 as of the most recent practicable date. For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

EXPLANATORY NOTE:

* As a result of comments received from the Securities and Exchange Commission relating to another filing, the Registrant is filing this Amendment No. 1 to Form 10-KSB to amend its amended Annual Report on Form 10-KSB for the year ended December 31, 2004, (the "Original Filing") filed on April 14, 2005, with the Securities and Exchange Commission in order to revise certain financial statement disclosure related to stock issued for services.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview and History

The Company was formed in the State of Nevada on March 2, 2001. In June of 2001, we elected to change the corporate name from ATR Search to CareDecision Corporation. Pursuant to reorganization in 2002, we authorized the issuance of 3,419,500 shares valued at $229,899, for all the assets and liabilities of Care Technologies, LLC, becoming the parent of Care Technologies, LLC. Care Technologies, LLC was dissolved in April 2003. Pursuant to a Merger in June of 2002, we acquired Medicius, Inc. at a following conversion rates: (i) one common share of Medicius in exchange for three common shares of CareDecision, (ii) one Series A Preferred share of Medicius in exchange for three and one-half common shares of CareDecision. CareDecision is a developmental stage company whose principal business objective to provide information technology (IT) for use with Internet-based communication, and network software systems and applications that reside on and function through a Windows CE-Based PDA. We have a website at http://www.caredecision.net, which provides a description of our services and products.

At the time of the merger with Medicius, Inc. and until August 2003 CareDecision’s management (“Management”) believed that there was substantial growth opportunities that could be achieved in the Internet medical-based communication software and application industry (e-health), specifically through hand held products such as Person Digital Assistant (PDA) devices. Management believed that the Company was well positioned to take advantage of the growth opportunities in that marketplace because in recent years, Internet-based communication has become very popular and PDAs were available from most major computer brands such as Sony, Dell, IBM and Palm. To maximize our potential, CareDecision significantly expanded our focus to include not only medical applications, but also applications in the real estate and lodging markets, which presented non-competing and similar opportunities.

CareDecision had a major shift in our business strategy in late 2002. Up until the fourth quarter in 2002 our focus and marketing efforts were directed toward general medical and pharmaceutical medical applications. However, in the last quarter of 2002, with the completion of our applications for the real-estate management and lodging markets we began marketing our products primarily to property management companies and then later to the lodging sector. In 2003 we began to focus primarily on the marketing of our applications to the lodging sector by hiring a sales and service agency for added representation, by changing our products to reflect regional differences in the lodging sector, and by creating brochures and marketing materials.

In early 2004 CareDecision began to focus again on our medical applications after receiving several unsolicited offers to complete sales or licensing transactions for portions of our medical software technologies. In April 2004, after evaluating one such transaction, we entered into an agreement with, DataFuzion, Inc., a Colorado based medical expert systems and software company. Our agreement with DataFuzion called for the Company to provide a license to its Practice-Probe and MD@Desktop applications, two non-core medical technologies, in return for 10% of DataFuzion’s common stock.

In May 2004 the Company met with two companies based in Scottsdale, AZ, CareGeneration, Inc. and Futurecom Global, Inc., companies that had also made offers for portions of our medical technologies. CareGeneration, Inc., a developmental stage company, was focused on the pharmaceutical distribution medical market and the general medical and indigent medical care markets, offering bulk pharmaceuticals and pre-paid bankcards. Futurecom Global, Inc. was a distributor of hand held computers and RFID technology with a focus on hospitals and medical insurance companies.

A renewed focus on healthcare markets allowed CareDecision to change the scope of our business from that of a supplier of specialized IT products and services, whether directed toward the lodging or the medical markets, to a company that for the first time could make available our specialized IT products and services to drive other, potentially more profitable lines of business such as pharmaceuticals.

In late 2004 CareDecision entered into an agreement with Mr. Ronald Kelly, the controlling shareholder of CareGeneration, Inc., to acquire his medically related distribution businesses through an acquisition into one of our subsidiary corporations. These businesses included a wholesale prescription drug trading business, which had been in operation since early 2003 but had been operated as a proprietorship, and a retail mail order pharmacy business that was still in the developmental stage. In December 2004, while still in negotiations for the closure of our acquisition of CareGeneration, Inc., CareDecision signed an agreement with Mr. Kelly both individually and as the executive of CareGeneration, Inc., among others, to manage the businesses of CareGeneration, Inc. until such time as the acquisition transaction closed. The operating agreement terminated on February 25, 2005, the first day CareDecision assumed ownership and control of CareGeneration, Inc.

Since December 2004 CareDecision has maintained two businesses, the hotel IT products business and the CareGeneration, Inc. business involved in the trading and bulk distribution of prescription drugs.

Capitalization

Our Amended Articles of Incorporation authorize us to issue up to 1,250,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. As of the most recent practicable date we had 281,140,421 shares of our common stock and 207,526 shares of our preferred stock outstanding. We do not currently plan to raise additional equity funding in the next twelve months believing that our current cash position is sufficient to fund the growth of our two businesses and to fund the startup of the third business. Alternatively, we may choose to reduce cash expenditures in the next 12 months for our lodging IT business or sell that business to generate additional cash. Funds could also be generated through the exercise of common stock purchase warrants currently held by institutional entities that have previously provided us funding. Finally cash expenditures could be reduced through consolidation, the lay-off of personnel and or a reduction in employee salaries or benefits.

Industries/Markets Serviced

Pharmaceutical Distribution

Expenditures on prescription drugs accounts for more than 10 percent of the $1.5 trillion annual domestic healthcare market. However, a significant portion of the U.S. population – 45 million based on recent estimates or more than 15 percent of the total population – is excluded from receiving the drugs critical to health, longevity and quality of life due to a lack of health insurance. Various programs, sponsored by large hospital chains through clinics but typically through state and federal government programs, attempt to provide drug benefits to the uninsured and underinsured population, but study after study have shown that administrative inefficiencies and government bureaucracy inhibit these programs.

By linking a centrally located, state-of-the-art, drug distribution facility, with an established wholesale prescription distributor, and powerful wireless technology, the Company is positioned to bring economic and administrative efficiencies to the projected $8 billion market for delivering prescriptions to medically uninsured and underinsured consumers. Thus far CareDecision, through our recent acquisition of CareGeneration, Inc., has only targeted firms that currently service this market, through the sale of discounted bulk pharmaceuticals. However, as one of the only organizations targeting this vast, underserved market, a market that typically includes a higher proportion of unhealthy and more elderly people, the Company is positioning itself to accumulate market share by servicing the market directly.

The constituent pieces of the Company include capabilities to produce and assemble wireless computing devices equipped with medical data bases and content that can be provided to physicians that operate clinics providing service to the poor and uninsured, software development expertise for these devices so that these physicians can prescribe medications for their patients, drug purchasing capabilities and discount drug distribution capability through our existing facility in Illinois, and an emerging mail order pharmacy so that the prescriptions from the aforementioned physicians can be filled. The market for prescription drugs is expected to top $446 billion in the next decade, due to several market drivers:

•

Aging of Population. The number of individuals over the age of 50 in the United States is projected to grow from 28% of the population presently to 40% of the population in 2005. The aging population’s therapy needs will be in predictable categories that require continued treatment for diabetes, high cholesterol, heart disease and other health problems. This demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group.

•

Life Expectancy. The Centers for Disease Control and Prevention states that life expectancy in this country has reached an all time high of 77.2 years in 2001. This is an increase of more than two months from 2000 when it was 76.9 years. The rise continues an upward trend broken only once in the last decade. In 1900, a newborn American could expect to live 47.3 years. In addition to living longer, Americans are spending more on healthcare. In 2001, healthcare spending in the United States was $1.4 trillion.

•	Introduction of new drugs. Continued introduction of new drugs for new indications, and the improvement of existing drugs, is creating continued growth for the pharmaceutical industry.

•

Direct-to-consumer advertising. Pharmaceutical companies have dramatically increased their focus on direct to consumer (DTC) advertising. DTC advertising now represents the second largest form of advertising for pharmaceutical companies, second only to marketing efforts targeted to health practitioners. Verispan, a leading industry analyst firm, has estimated that more than 70% of consumers identify drugs for self-diagnosed conditions via DTC advertisements, and doctors have been shown to issue prescriptions for drugs requested by consumers more than 90% of the time.

Our pharmaceutical distribution business will thus supply some of our competitors with discount bulk pharmaceuticals for the generation of cash flow, and put this increased cash flow to use in an attempt to become a more effective competitor through the distribution of our proprietary medical IT to physicians that provide service to the poor and uninsured in the hopes that a critical mass of these physicians will electronically refer prescriptions for their patients to the Company for fulfillment. This technology pull-through business model, although not unique, is being implemented, the Company believes, for the first time in an indigent care setting.

Real Estate and Hotel/Motel Applications

In late 2002 we introduced ResidenceWare, a collection of Internet-enhanced communication, integration, and networking software systems and applications designed for the apartment management and lodging industries, that reside on and function through Windows CE-based PDAs and the Wi-fi networks that manage these PDAs. ResidenceWare was proprietarily and internally developed in cooperation with prominent commercial and residential real estate management companies, and hotel owners who defined for the Company a need for a communication tool that could capitalize on recent technological advances to facilitate the relay of vital information directly and instantaneously to occupying tenants/guests. The systems were further augmented with the addition of advertising and e-commerce transactional features allowing merchants and service providers local to a ResidenceWare installation to electronically advertise and accept electronic orders for their products and services. CareDecision employs a cooperative advertising model where we will share advertising revenue and electronic commerce revenue generated with the hotel/apartment building owner or manager.

In the summer of 2003 CareDecision formalized an informal agreement with PCHertz.com, Inc. of Fargo, ND for the installation and sales of our ResidenceWare units. In February 2004 the Company temporarily stopped taking new orders for our Residenceware products when we realized that our product provided an ordering hotel with a competitive advantage over neighboring hotels. Normally, a competitive advantage could be turned into a positive occurrence as competing hotels move to catch up, but under an advertising sponsored business model, it proved difficult to get area vendors to sponsor advertising once all hotels in a business trade area could carry the same ad from the same vendor. To that point PCHertz.com, Inc. had received orders from 28 hotels or motels with approximately 2900 rooms. The Company thus changed our Residenceware business model from an advertising sponsored model to a model where the Company sells and installs the Wi-Fi network at the hotel on a price per room basis, receives payment, then provides sponsored advertising for a fee, and then falls back waiting for a growing e-transactions base to build. CareDecision has since shipped approximately 1100 Residenceware units in 12 hotels originally brought to the Company by PCHertz.com, Inc. The Company is responsible for sales, service, installation and the cooperative advertising model. PCHertz.com remains a sales agency and a referral source for the Company.

Of the units placed, approximately one half were manufactured and/or distributed by companies such as ASUS, Casio and Viewsonic. Dell Computer, Inc. (Dell) manufactured the remaining units. Since October 1, 2004 all units placed have been Dell units. The hotel owners who have placed orders have also collectively placed additional orders for many more ResidenceWare systems conditioned upon the successful implementation of their initial orders. Several of our hotel customers are part of multiple loose partnerships that may include family members, business associates and outside investor partners that lead to additional sales, placements and unexpected networking opportunities. Now that our business model is more easily salable to hotel owners with loose partnership structures we have begun to install additional hotels with our Residenceware networks as we also complete installation of the original (approximately) 2900 units ordered.

Also in the summer of 2003 we began discussions for a possible acquisition of MDU Services, Inc. (MDU), a Texas based company that was in several businesses, but of particular interest was MDU’s business of providing kiosk-style access to the Internet at hotels and apartment buildings. Envisioning a more robust line of Internet connectivity products for the lodging and apartment management marketplaces, we made an initial offer to acquire MDU in the late fall of 2003. This acquisition has never progressed past the Due Diligence phase, even after we revised our offer in February 2004. Given the time that has passed and the lack of materials provided by MDU for our review, it is questionable whether this acquisition will close, although there are no penalties associated with a delayed closure. We remain interested in MDU’s businesses.

SateLink

SateLink is CareDecision’s palm computer based product system designed to facilitate wireless process control, calibration, key coding and communications within the cable and media re-broadcast industries. SateLink seeks to resolve electronic communication barriers that inhibit customer communications and service and furnishes previously unattainable controls over the delivery of their products.

SateLink is a collection of communication, integration, and networking software systems that reside on a Windows CE-based PDA that communicates via Wi-Fi wired or satellite network connections. CareDecision believes SateLink will capitalize on recent innovations with PDA-sized GPS receivers to consolidate one or multiple GPS channels into a WiFi network to empower real-time satellite communications between a sponsoring corporation and virtual PDAs.

The development SateLink launched CareDecision into a previously unexplored industry for our Company. Its creation, however, is wholly consistent with our corporate mission of introducing innovative technologies that resolve electronic communication barriers within multiple and diverse markets. The creation of SateLink was sparked by a specific request from a dominant industry participant seeking a technological resolution to a particular communication barrier that has hampered a systematic introduction of their product. CareDecision remains in discussions with this dominant participant about potential sale or license of its SateLink product.

Until August 2004 our principal products were: an E-Health handheld information appliance (PDA) software application package, and a permanently affixed handheld information appliance and Wi-Fi (wireless) network designed for the hotel, motel and apartment marketplace and a handheld wireless information appliance for the satellite media market. Beginning in July 2002 we began application and received provisional approval for a family of trademarks making use of the mark MD@. The provisional approval applies to the first six individual marks applied for by us. CareDecision is unsure whether we will pursue these applications given the changes to our business focus. More recently we began the process of applying for marks associated with our ResidenceWare hotel/motel products and technologies and our wireless SateLink products and technologies for the satellite media market.

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

To accomplish our business goals we are marketing a comprehensive suite of medical information technology, cooperative advertising, instant messaging and fulfillment, and electronic commerce applications that are Internet enhanced, integrated for medical professional use, and hotel management/guest use, and for the on-site satellite media installation technician. Our software suites function through networks of wireless PDA Internet appliances. Our applications have been designed to meet the needs of the inpatient and outpatient medical environments, the hotel management staff and guest (consumer), and the satellite media technician. Our devices are designed to be regulatory standard compliant.

Our newest product designed for the satellite media industry provides applications and leverages information obtained through connections with one or more communications satellites. Our product is designed for use by installation and customer support technicians and offers instant and secure communication between the individual subscriber and the satellite broadcast service through a PDA-like device operated by the installation technician in the presence of the subscriber.

Prior to our merger with Medicius, Inc. in 2002 two broad based patent applications were filed covering most of the methods employed by our technologies. We intend to file derivative patent applications covering the processes, use and functionality of our technologies and products. We currently use and benefit from an intellectual technology portfolio covering the technologies included in our products and we intend to continue to file patent applications. We believe that due to the rapid pace of technological change in our industries, factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are keys to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

We were granted provisional approval for use of a family of trademarks covering our healthcare technology solutions, however, we have not sought to complete the application process due to our change in focus. Our management has assigned such patent and copyright registrations to us and we continue to utilize the modular software components in our products.

We also license software and data from third parties, which we incorporate into our own products, some of which are critical to the operation of our software. We license several software applications that could be considered arcane or even overly specialized. Given the change that continues to occur in information technology, these third party licenses may not continue to be available to us on commercially reasonable terms. No assurance can be given that any of our software products will receive additional patent or other intellectual property protection. It is unclear whether any of the existing copyrights or patent applications, if granted will contribute any significant value to our business in the future.

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

Our medical oriented products are grounded in the central need to furnish the doctor with crucial point-of-care patient information rapidly and reliably via a PDA. The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability. Totally compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations that have since been promulgated, this PDA technology is among the first to offer complicated and real-time point of care applications, previously legacy (mainframe or PC network) system applications, on a totally portable (PDA) appliance.

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

Recent Broadening of Focus

On November 3, 2004, and amended on December 27, 2004, we entered into a Definitive Agreement that called for a series of transactions to be completed between CareDecision, our Pharma Tech Solutions Inc. (“PTSI”) subsidiary and CareGeneration, Inc. One of these transactions contemplated the transfer of a certain prescription drug distribution license. Transfers of these licenses are complicated and time consuming often involving several state regulatory agencies. To mitigate any time delays associated with the license transfer, the companies entered into an exclusive business relationship whereby the Company and our subsidiary could operate while the license was in transfer. All closing activities surrounding the merger of the companies were completed on January 27, 2005 and the transaction closed on February 25, 2005.

PTSI consists of two operating units, an active, licensed wholesale prescription drug distribution business, (license is undergoing transfer owing to the merger). PTSI is also an emerging Internet pharmacy just entering the retail drug prescriptions marketplace with the goal of delivering affordable, discounted prescriptions to the 40 million uninsured and underinsured consumers in the United States.

CareDecision’s business model and plan is to combine the newly acquired wholesale and retail drug distribution businesses now managed by PTSI and couple these businesses with the capabilities to connect physicians, using CareDecision’s state-of-the-art PDA technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans. PTSI is also currently delivering bulk prescription drugs on a wholesale basis to clients formerly serviced by the now merged CareGeneration, Inc.

The retail prescription business – often subsidized or funded by government benefits -- is a development stage enterprise moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products/supplies. As part of its acquisition of CareGeneration, Inc. (“CGI”), PTSI also acquired from CGI a proprietary, patent-pending retail mail order methodology for the distribution of pharmaceutical and healthcare supplies which includes:

•	Discounted pharmaceutical and healthcare supplies marketed by mail order to minority and citizen organizations (religious groups, unions, etc.)
•	A proprietary “biometric” secured bankcard primarily targeted to the under-insured. The bankcard is honored by any FDIC bank within the United States.
•	Discounted pharmaceutical and healthcare supplies marketed by mail order to state Medicaid and the Federal Medicare plans.

CareDecision has since taken this the Bank Card concept and technology and adapted the card into a powerful tool for tracking participants and processing transactions, providing a critical method for the Company to maintain a database of “members” or product/service receivers, and their transactions. This centrally located computer database will be used to store permanent customer history, maintain critical personal data, control and document each transaction processed, and provide the conduit for financial settlement. In addition, PTSI now has a pending agreement with a primary Chase partner/distributor to issue a collateralized debit card to each participant.

The Card will also provide a “prepayment” vehicle to eliminate any financial collection risk to the Company and can be used as a depository for incoming insurance payments on behalf of any member. The card will only allow funds to be extracted from the account by defined providers, for specific purpose, such as payment by insurance for prescriptions.

New Product Offerings

With our new prescription drug distribution business now coming on-line, the Company has decided to begin the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. To date the Company has entered into agreements with distribution arms of two major manufactures and distributors of competing diabetic diagnostic products. The Company plans to add more of these diagnostic products as we further specialize into this medical niche.

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

The CareDecision medical marketing strategy will ultimately target the physician providers who specialize in care for the indigent through the provision of technology, products and services that specifically respond to the needs and requirements of that market. The indigent care physician will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs.

CareDecision has created PDA-centric products and a suite of Internet enhanced software applications that include those features that specifically respond to the requirements of the practicing physician. Given the lack of resources available for the treatment of the indigent we believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel the desired transition. More importantly, the physician can use the CareDecision product to prescribe medications for the special patients he cares for and can expect these medications to be delivered to the patients door the next morning, thereby taking middlemen, intermediaries and inherent complications out of the system.

Healthcare is an interdependent web of payors and providers. CareDecision’s success strategy is reliant on targeting a single sector within the industry. As has been previously stated, although the physician will determine a product’s utilization, it is the other components of the system that will bear the cost of the products and services introduction and ongoing employment. State Medicaid and state and local welfare service providers are agencies that do not typically participate in electronic services networks. This is primarily because care for the poor and indigent is logistically and financially burdensome due to a lack of resources at administrative levels. Put another way, there is usually no shortage of volunteer physicians but there is a shortage of program administrators, clinics, medical supplies and patient access. A company that enters this loop to complete the link that can provide utility and value to participants will be embraced. It is incumbent on CareDecision to therefore extend our marketing strategy to facilitate this reality.

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

All of the technology-based companies listed above have a similar broad goal to deliver PDA based data management to physicians. One company, AllScripts (MDRX), appears to be positioned to advance to a market leadership position and is the aforementioned company employing a business model similar to CareDecision. However, this position is defined by a product distribution of less than 5000 physicians’ office sites (2% of the total market) and does not possess a major factor in any medical trade area. Nonetheless, AllScripts employs a “pull-through” business model whereby their technology is employed at the physician’s point of care in an effort to provide medical utility and medical content to that physician, but with the greater goal of selling that physician bulk pharmaceuticals.

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

The CareDecision satellite marketing strategy will ultimately target the satellite broadcast providers through the provision of technology and services that specifically respond to their needs and requirements. Each satellite provider will be the ultimate determinant as to the success of any given system; therefore, it is incumbent on any marketing strategy to focus on the satisfaction of their needs. CareDecision has designed our satellite products to allow the on-site technician the ability to configure a subscriber system in seconds while also allowing the satellite broadcast company to control the on-site technician features that specifically respond to their needs. We believe that the combination of unique and responsive benefits derived from our system coupled with its simplicity, portability, convenience and ease of use will initiate and propel its implementation throughout the industry.

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

Proprietary Rights

Although the Company has developed or acquired exclusive rights to all of our software applications, we may be required to license additional products or services in the future, for use in the general operations of our business plan. We cannot assure you that these third party licenses will be available or will continue to be available to us on acceptable terms if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.

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

Employees

As of December 31, 2004 CareDecision currently has 5 part time and 9 full staff employees. The full time employees are situated as follows: 6 are located in the California office, one is in the New York office and two are based in Florida. In addition, at the time of the acquisition of CareGeneration, Inc. by the Company’s Pharma Tech Solutions, Inc. subsidiary, there were 8 additional full-time personnel based in Scottsdale, AZ and one full-time and two part-time personnel in Macomb and Carthage, IL. Management foresees the immediate hiring of additional employees over the next twelve months, as we generate sufficient revenues, in management’s opinion, to support hiring additional staff. No employees are covered by labor agreements or contracts and management believes our relations with our employees are good.

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

We are considered a development stage company with an inception date of July 6, 2000 and thus have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth. To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a negative impact the value of our Company’s common shares and could result in the loss of your entire investment.

We have historically lost money and losses may continue in the future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money. As a result, the Company incurred accumulated net losses from July 6, 2000 (inception) through the period ended December 31, 2004 of $(10,106,442). In addition, the Company’s development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Our performance is substantially dependent on the services and on the performance of our Management. The company is, and will be, heavily dependent on the skill, acumen and services of our proposed new Chairman, Ronald Kelly and interim CEO Robert Cox. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not entered into a long-term employment agreements with our key personnel and currently have no “Key Employee” life insurance policies.

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

Possible Future Issuances of Common Stock Will Have a Dilutive Affect on Existing Shareholders

The Company is authorized to issue up to 1,250,000,000 Shares of common stock. As of February 24, 2005, there are 281,140,421 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders’ interests. Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.

We may not effectively manage the growth necessary to execute our business plan, which could adversely affect the quality of our operations and our costs.

In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of strategic partners and customers that use our technology. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop.

Before this merger, our common stock has traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained after this offering.

Our common stock is considered a "penny stock" which makes it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations, which generally define penny stock to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is less than $5.00 per share. Therefore, the SEC "penny stock" rules govern the trading in our common stock. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with the following:

•	A risk disclosure document;
•	Disclosure of market quotations, if any;
•	Disclosure of the compensation of the broker and its salespersons in the transaction; and
•	Monthly account statements showing the market values of our securities held in the customer's accounts.

The broker must provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer's confirmation. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Generally, brokers may be less willing to effect transactions in penny stocks. This may make it more difficult for investors to dispose of our common stock. This could cause our stock price to decline. In addition, the broker prepares the information provided to the broker's customer. Because we do not prepare the information, we cannot assure you that such information is accurate, complete or current.

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

Our future success, if any, will depend in part upon our ability to enhance existing products, to respond effectively to technology changes and changes in applicable regulations, and to introduce new products and technologies that are functional and meet the evolving needs of our clients and users.

We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing new information services and technology solutions is inherently difficult to estimate. Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products or services we develop or license will be able to compete with the alternatives available to our customers.

New or newly integrated products and services will not become profitable unless they achieve sufficient levels of market acceptance.

There can be no assurance that our chosen marketplaces will accept from us new products and services, or products and services that result from integrating existing and/or acquired products and services, including the products and services we are developing to integrate our services. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects.

The market for our connectivity products and services may be slow to develop due to the large number of practitioners who are resistant to change, as well as the financial investment and workflow interruptions associated with change, particularly in a period of rising pressure to reduce costs in the marketplace.

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

If our systems or the Internet experience security breaches or are otherwise perceived to be insecure, our business could suffer.

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

Certain of our products are subject to compliance with HIPAA.

Failure to comply with HIPAA may have a material adverse effect on our business. Government regulation of healthcare and healthcare information technology, are in a period of ongoing change and uncertainty and creates risks and challenges with respect to our compliance efforts and our business strategies. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Particularly, compliance with HIPAA and related regulations are causing the healthcare industry to incur substantial cost to change its procedures. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our business. Existing laws and regulations also could create liability, cause us to incur additional cost or restrict our operations.

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

ITEM 2. DESCRIPTION OF PROPERTY.

CareDecision’s headquarters and facilities are located at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. In addition the CEO of CareDecision, Robert Cox, at no cost to the corporation, is currently providing facilities in New York, which are available to the Company upon request and are used by Mr. Cox when he is not traveling. CareDecision’s offices are housed in the space formerly occupied by Medicius, approximately 2300 sq. feet, located at 2660 Townsgate Road, Suite 300, Westlake Village, CA. In addition the company maintains offices in a 13,500 sq. foot facility for its Pharma Tech Solutions, Inc. operations at 15945 N. 76th St. Scottsdale AZ 85260. The Company shares this office with Futurecom Global, Inc., a company owned and controlled by Ronald Kelly, the former controlling shareholder of CareGeneration, Inc., which was recently acquired by the Company’s subsidiary. Also, the Company rents a warehouse and prescription drug distribution facility in Carthage, IL. The Company’s California offices are rented on a month-to-month basis at a cost to the Company of $3750.00 per month. The Company is making plans to consolidate its offices into new space in or around Westlake Village, CA. As of January 1, 2005 the facility in Scottsdale, AZ had 5 months remaining on its lease at $17,750.00 per month. The Company pays one half of this lease payment. The Company has entered into a one-year lease, expiring on December 31, 2005, at 96 S. Madison, Carthage, IL owing to its recent acquisitions of the prescription drug warehouse and distribution businesses. The rent on this facility is $3,750.00 and the lessor is a related party. We do not have any proposed programs for the renovation, improvement or development of our office space. We do plan to consolidate our offices and to relocate in the foreseeable future. If additional facilities are needed, management believes that suitable expansion space is available to meet our future needs at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor its subsidiaries are currently subject to any legal proceedings. The Company’s recent acquisition target CareGeneration, Inc. (“CareGen”), is not subject to any legal proceedings.

Mr. Ronald Kelly, the former controlling shareholder of the acquisition target CareGen, is himself a party to two actions:

1.

Ronald Kelly is a guarantor of a contract between Kelly Company World Group, Inc., an Illinois corporation, and Purity Wholesale Grocers, Inc. d/b/a Supreme Distributors Company (“Purity”), an Illinois corporation, in which Purity demands payment of $1,905,972. The suit was filed in the Circuit court of McDonough County, Illinois on August 6, 2004. This Breach of Guarantee suit is related to Kelly’s guarantee of a contract in dispute. An answer has been filed on behalf of Mr. Kelly and the other defendants disputing the amounts claimed due and requesting dismissal of the suit. The parties continued the action indefinitely in January 2005. The parties are engaged in on-going settlement negotiations to resolve the matter. Mr. Kelly is unable to evaluate the likelihood of a favorable outcome.

2.

Ronald Kelly is a named party in a suit titled World Automated Systems, Ltd. et al vs. Omni Cellular, Ltd. et al. The suit alleges Breach of Contract, Fraudulent Misrepresentation, Fraud, Consumer Fraud, and Deceptive Business Practice and Conversion in the amount of $250,000.00 plus punitive damages and costs. The case was filed in Circuit Court of Cook County, Illinois on July 29, 2004. A motion to dismiss was filed on behalf of the defendants and subsequently the Plaintiffs filed a Motion for Leave to Amend Complaint. As of this date Plaintiffs have not filed an amended complaint. Mr. Kelly is as yet unable to evaluate the likelihood of a favorable outcome.

In April 2004 we entered into an agreement with DataFuzion, Inc. ("Fuzion"), a Colorado based medical software and medical systems company. Among other things this agreement called for the Company to provide license to certain of its software and to provide introduction to agents and service organizations that were capable of assisting Fuzion's stated desire to become a fully reporting public company. The agreement called for Fuzion to render 10% of its capital stock as consideration. As a portion of its consideration, the Company also agreed to advance certain monies to Fuzion's chosen agents for these services. The Company completed the introductions and advanced the funds called for under the agreement.

In December 2004 after several attempts to compel Fuzion to render the shares called for under the agreement, we were made aware that Fuzion was in fact holding merger discussions with Omni Medical Holdings Inc., a South Dakota based company. On March 1, 2005 we received notice that this merger had been completed. On March 8, 2005 we made claim for the shares called for under the agreement through written correspondence to both DataFuzion, Inc. and Omni Medical Holdings Inc. Although we have not yet resolved our claims, DataFuzion, Inc. has contacted us and we remain optimistic that we will be able to favorably resolve our issues.

Throughout the latter months of 2004 the Company received several communications from persons and/or entities claiming to be involved in litigation with either Futurecom Global, Inc. or Kelly Co. World Group, Inc., companies owned or controlled by Ronald Kelly (“Kelly Companies”), a current member of the Company’s Board of Directors. The total of these actions claimed against the Kelly Companies exceed $7 million. These claimants have placed no demands on the Company. If, in the course of our business with Mr. Kelly, should a new event or a new material fact concerning these actions come to our attention, we would then disclose such event or fact appropriately.

On April 6, 2005 the Company received a demand letter from Bruce J. Biagini, Esq. representing Ronald R. Kelly, a member of the Company’s Board of Directors. Mr. Biagini’s letter makes specific demands of the Company in regard to certain shares that Mr. Biagini claims are due Mr. Kelly as a result of the closing of the Company’s February 25, 2005 acquisition of CareGeneration, Inc. (“CareGen”). Given the nature of the demands it is unclear from Mr. Biagini’s letter whether he is also making the same claims on behalf of the former corporation CareGeneration, Inc. or its shareholders, or whether Mr. Biagini is aware that CareGen had shareholders in addition to Mr. Kelly. The Company disputes any assertion that it has not timely paid to Mr. Kelly certain of the shares he is claiming and has addressed each of Mr. Kelly’s claims in a written response from the Company’s counsel. However, given the ambiguities in Mr. Biagini’s letter, the Company cannot determine any possible outcome at the present time.

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

	Low	High
2004 Fiscal Year
First Quarter	$0.028	$0.119
Second Quarter	$0.023	$0.083
Third Quarter	$0.019	$0.057
Fourth Quarter	$0.015	$0.03
2003 Fiscal Year
First Quarter	$0.04	$0.08
Second Quarter	$0.04	$0.075
Third Quarter	$0.04	$0.075
Fourth Quarter	$0.03	$0.05
2002 Fiscal Year
First Quarter	$0.06	$0.30
Second Quarter	$0.03	$0.08
Third Quarter	$0.03	$0.11
Fourth Quarter	$0.04	$0.11

Our OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

B.	Holders

As of December 31, 2004 there were 268 stockholders of record of our Common Stock.

C.	Dividends

It is the Company’s present policy not to pay cash dividends and to retain future earnings for use in the operations of the business and to fund future growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available; earnings, financial condition, capital requirements and other factors that the Board of Directors may think are relevant. The Company does not contemplate or anticipate paying any cash dividends on the common stock in the foreseeable future.

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

General

CareDecision Corporation, a Nevada corporation (the “Company”) was formed in 2001 as ATR Search Corp. as a developmental stage company with a principal business objective to place part-time, temporary or project oriented workers and contractors that had specific and hard to find information technology skills required by large businesses. In June 2002, ATR Search Corp. merged with Medicius, Inc., a Nevada corporation, and also a developmental stage company. Medicius, had a principal business objective to offer physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers Internet enhanced, wireless (“Wi-Fi”) information technology and data management technology (IT). After the merger the company changed its name to CareDecision Corporation. Upon completion of this merger Medicius, Inc. became a subsidiary of the company but through December 31, 2004, Medicius has remained quiet. Since the merger CareDecision pursued the following primary businesses:

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

On August 4, 2004 the company received a proposal for a possible merger with two private shareholder owned corporations based in Scottsdale, Arizona. These companies, both controlled by Ronald R. Kelly are:

1.

Futurecom Global, Inc. (“FCG”), a Nevada corporation, founded in 1998 is a distributor of personal digital assistant (PDA) products and technologies and which also has interests in the pre-paid cellular and pre-paid cash card markets.

2.

CareGeneration, Inc. (“CGI”), a Nevada corporation, founded in February 2004, a newly organized distributor of prescription drugs at the wholesale and retail levels. At the time of the proposal CGI had recently acquired certain assets, rights, customer lists and transfers of certain license(s) that had been the foundation of the wholesale prescription drug business unit of Kelly Company World Group, Inc., a Delaware corporation.

On August 16, 2004 we completed a Preliminary Agreement to merge with these entities. On November 18, 2004 we incorporated two subsidiary companies, Pharma Tech Solutions, Inc. a Nevada corporation, and PDA Services, Inc., a Nevada corporation, to facilitate these mergers.

On November 3, 2004, and amended on December 27, 2004, we entered into a Definitive Agreement that called for a series of transactions to be completed between CareDecision, Pharma Tech Solutions, Inc. and CareGeneration, Inc., that when accomplished would merge CareGeneration, Inc. into the Company’s subsidiary Pharma Tech Solutions, Inc., whereby Pharma Tech Solutions, Inc. would be the surviving entity. The parties concluded the activities surrounding this merger on January 27, 2005. The merger closed on February 25, 2005. Pursuant to the agreements CareGeneration shareholders will receive 39,375,000 shares of the Subsidiary’s common stock, equaling approximately 49% of the outstanding shares of the Subsidiary, and 42,500,000 of the Company’s common stock in exchange for all of the shares of the Target common stock and all of the Target preferred stock. In addition, the Company at closing will place in escrow 100,000,000 common stock shares, which may be paid to CareGeneration stockholders subject to earn-out.

Moving forward we plan to incorporate the products and services of the former CareGeneration, Inc. into our business model. The company is still working with the officers and directors of Futurecom Global, Inc. and has not as yet completed a merger or acquisition transaction contemplated in the Preliminary Agreement of August 16, 2004.

Upon the execution of the November 3, 2004 Definitive Agreement between CareGeneration, Inc. (“CareGen”) and the Company, Ronald Kelly, the controlling shareholder of CareGen, was required to take certain actions prior to the closing of the acquisition. The first of these actions, initiated on December 12, 2004, was to affect a series of requests with state and federal authorities to approve the transfer of the prescription drug distribution licenses registered in his name and entity. On December 24, 2004 the Company entered into a pre-acquisition agreement with CareGeneration, Inc. to manage its business until such time as the acquisition and licenses transfers were completed. This agreement also provided the Company with full and exclusive use of the drug distribution licenses during their transfer phase. On December 30, 2004 the Company entered into an agreement to lease the drug distribution facility and warehouse formerly managed by Ronald Kelly. Since January 1, 2005 all prescription drug distribution activities associated with the former business of CareGeneration, Inc. have been managed by the Company, which also employs the licensed staff.

We have included as an exhibit the audited financial statements of CareGeneration, Inc. from its inception in February 2004 through December 31, 2004.

On February 10, 2005, the Company and Pinnacle Investment Partners, LP (“Pinnacle”), entered into a Note Extension Agreement. The Company had previously issued to Pinnacle a $700,000 Secured (Convertible) Promissory Note bearing interest at the rate of 12% per annum, dated March 24, 2004 which provided for a maturity date of September 24, 2004, convertible into the Company’s common stock subject to certain conditions. In a Note Extension Agreement dated September 24, 2004, the Parties amended the Note and the related Pledge and Security Agreement, and under the terms of that particular Note Extension Agreement the maturity date of the Note became March 24, 2005.

Subject to the terms of this new agreement; on March 24, 2005, Pinnacle agreed to pay to the Company $340,000 and (2) pay to Pinnacle’s designee, CJR Capital, LLC, $60,000 towards Pinnacle’s due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note rises automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.025.

In addition to the above, the Company also agreed: (1) to deliver to Pinnacle’s counsel an additional 83,000,000 shares of the Company’s common stock as additional escrow security, (2) issue to Pinnacle’s designee, CJR Capital, LLC, 4,000,000 shares of the Company’s common stock towards Pinnacle’s due diligence and legal expenses related to the revision of the Note; (3) issue to Pinnacle 9,000,000 shares of the Company’s common stock as a loan re-initiation fee; and (4) upon receipt of any properly crafted Seller’s Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing March 24, 2005, Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full.

On February 7, 2005, the Company reached an agreement with three entities, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”). Under this agreement, in return for a total investment of $2,000,000 USD from the investing entities, the last portion of which was received on February 22, 2005, the Company agreed to issue and sell to the Purchasers an aggregate of: (a) Twenty Thousand (20,000) shares of our Series C Convertible Preferred Stock, $1000.00 per share which shall be convertible into shares of the Company’s common stock with the conversion rate pegged at 80% of the market for the Company’s common stock prior to any conversion, subject to certain conditions, and (b) One Hundred Million (100,000,000) warrants to acquire up to One Hundred Million (100,000,000) shares of the Company’s common stock, 50,000,000 of the warrants having an exercise strike price of $.02 and 50,000,000 of the warrants having an exercise strike price of $.03.

The number of shares the investing entities wish to convert and those warrant shares that any of the investing entities may acquire at any time are subject so that the aggregate number of shares of common stock of which such investing entities and all persons affiliated with the investing entities have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) does not at any time exceed 9.99% of the Company’s then outstanding common stock.

On February 11, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the common shares of the Company’s common stock that underlie the Pinnacle agreement and the agreement with, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC.

The Company’s fiscal year ends on December 31. The Company’s principal executive office is located at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The Company’s telephone number is (805) 446-1973. The common stock is quoted on the OTCBB under the trading symbol CDED, but it is not listed on a national securities exchange. Because the common stock is not listed for trading on any national securities exchange there may be a limited market for the Company’s shares.

Revenues. In fiscal 2004, we generated $182,112 in revenue compared to $75,813 revenue generated in 2003. As a development stage company, our efforts have been focused mainly on the development of our software products. While in the development stage our initial revenues will be primarily dependent upon our ability to cost effectively and efficiently develop our software systems, communication tools and suite of software applications. Our priorities for the next 12 months of operations are to continue to develop and market our products, to establish our business through the use of the Internet and though client referrals. Realization of increasing revenues for our software products during the next fiscal year is vital to our plan of operations. There are no guarantees that we will be able to compete successfully or that the competitive pressures we may face will not have a material adverse effect on our business, results of operations and financial condition. With our acquisition of CareGeneration, Inc. in February 2005, we have entered a new market which we anticipate additional revenue streams.

Expenses

Hardware costs. Hardware costs were $66,712 in fiscal 2004 compared with $0 in fiscal 2003. This represents the cost of goods category for our PDA based Residenceware products associated with the purchase and installation of computer server hardware at our hotel/motel customer sites. In 2004 the Company undertook a more detailed breakdown of our cost of goods model to better reflect the change in focus of our business model toward hotel/motel installations.

Network and infrastructure. Network and infrastructure costs were $172,915 in fiscal 2004 compared with $0 in fiscal 2003. This represents expenditures made as cost of goods for the wi-fi communication equipment and repeaters required for the wi-fi (local) networks sold at hotel customer locations, as well as the hardware and software required for (wide area) infrastructure. In 2004 the Company undertook a more detailed breakdown of our cost of goods model to better reflect the change in focus of our business model toward hotel/motel installations.

General and administrative expenses. General and administrative expenses were $396,078 in fiscal 2004 compared with $148,192 in fiscal 2003. General and Administrative expenses have remained fairly constant from 2003 to 2004.

Payroll expense. Payroll expense consists primarily of management and employee salaries. In fiscal 2004 payroll expense was $369,448 compared with $213,012 in fiscal 2003. A management team has been put in place to oversee the launch of our software systems, communication tools and suite of software applications. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense increased due to the addition of several new employees in 2004.

Stock-based compensation for employee benefits. Our stock-based compensation for employee benefits was $738,600 in fiscal 2004 compared with $0 in fiscal 2003. In an effort to conserve our cash resources during fiscal 2004, we compensated our employees with Company stock and stock options in lieu of cash. We believe that by offering this benefit to our employees it will result in their continued employment with the Company.

Stock-based compensation for consulting and professional services. Our stock-based compensation for consulting services was $1,326,269 in fiscal 2004 compared with $1,627,976 in fiscal 2003. In an effort to conserve our cash resources during fiscal 2003 and fiscal 2004, we retained the services of six consultants, a corporate strategic planning firm and a merchant-banking firm who agreed to provide their professional services for Company stock and stock options in lieu of cash. We typically retain these consultants for a period of either 90 days or 180 days duration.

Stock-based compensation for software development. Our stock-based compensation for software development was $21,600 in fiscal 2004 compared with $0 in fiscal 2003. This represents the costs associated with the further development of our Residenceware software. In an effort to conserve our cash resources during fiscal 2004, we compensated some of the software development effort with Company stock in lieu of cash.

Software development. Software development costs were $119,640 in fiscal 2004 compared with $60,971 in fiscal 2003. This represents the cost in dollar terms associated with the further development of the software obtained through our merger with Medicius, Inc.

Impairment loss on operating assets. Impairment loss on operating assets was $415,078 in fiscal 2004 compared with $0 fiscal 2003. The Company determined during the year ending December 31, 2004 that we should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a

$415,078 impairment loss on operating assets recorded on our Statement of Operations for the year ended December 31, 2004.

Depreciation. Depreciation was $99,910 in fiscal 2004 compared with $132,587 in fiscal 2003. This represents depreciation on the assets of the Company.

Total expenses. We incurred total expenses for the year ended 2004 of $3,486,624 compared with $2,245,160 in fiscal 2003. Expenditures in 2004 were primarily due to costs incurred for stock-based compensation, payroll expense, general and administrative expenses and the impairment loss on our operating assets.

Net operating loss. The net operating loss incurred during fiscal 2004 was $3,304,512 compared with $2,169,347 in fiscal 2003. Net operating loss is the result of revenue minus total expenses. Our net operating loss increased by approximately 52% from 2003 to 2004 due to hardware, network and infrastructure costs and the stock-based compensation paid to our employees. Management believes that hardware, network and infrastructure expenditures to grow our product sales efforts are necessary to improve our revenue stream and to build upon our suite of software applications and the stock-based compensation paid to our employees will result in their continued employment. As a development stage company we believe it is essential to limit turnover during this critical period.

Loss on settlement. We incurred a loss on settlement for the year ended 2004 of $377,136 compared with $77,094 in fiscal 2003. The Company issued 6,510,000 shares of our $0.001 par value common stock in order to settle the disputes with investors and agents which arose over the M&E Note, and which allowed the M&E Note to be settled and converted. The value of the shares was $377,136 and is recorded as a loss on debt settlement during the year ended December 31, 2004.

Interest income. We received interest income for the year ended 2004 of $3,527 compared with $561 in fiscal 2003. This is the income the Company earns on our cash and equivalents.

Merger expenses. We incurred merger expenses for the year ended 2004 of $304,750 compared with $0 in fiscal 2003. In 2004 the Company accrued $304,750 in acquisition related expenses associated with its acquisition of CareGeneration, Inc. That acquisition closed on February 25, 2005.

Financing costs. We incurred financing costs for the year ended 2004 of $481,700 compared with $0 in fiscal 2003. The Company incurred financing costs during the year ended December 31, 2004 totaling $481,700 based on the Black-Scholes Valuation Model. Approximately 84% of the financing costs for 2004, or $405,700, are associated with a certain Note Settlement Agreement.

Interest expense. We incurred interest expense for the year ended 2004 of $86,456 compared with $117,107 in fiscal 2003. Expenditures in 2004 were primarily due to interest costs accrued to the Note from M&E Equities, LLC. The Company restructured the M&E Note on March 4, 2004, which had the effect of lowering accrued interest expense for the fiscal year ended 2004.

Net Loss. We incurred a total net loss of $4,551,027 in fiscal 2004 compared with a total net loss of $2,362,987 in fiscal 2003. We anticipated incurring these losses during our initial commencement of operations until such time as we will realize increased revenues from our software systems, communication tools and suite of software applications in the fiscal year 2005.

Financial Condition and Liquidity

Since inception, we have funded operations primarily through notes issued and the net cash proceeds from private offerings of our common stock. At December 31, 2004, we had cash and cash equivalents of $422,486 and total stockholders’ (deficit) of $(330,228); however, we had positive working capital of $186,309. The Company has only recently begun to generate revenue and as such it would be expected that our funding requirements would grow as we hire additional staff. The Company expects that we will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations. The Company’s products require us to advance cash for our network installations prior to the receipt of any cash flow from the network installations. Thus, there is a probability that cash generated from operations in future periods will lag expenses and should there be insufficient resources to satisfy our liquidity requirements, we may sell additional equity or debt securities, or through bank credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

Net cash used by operating activities during fiscal 2004 was $(917,184), which was primarily due to the net loss of $4,551,027 offset by total shares issued for stock-based compensation of $2,086,469. This compares to net cash used by operating activities during fiscal 2003 of $(466,276), which was primarily due to the net loss of $2,362,987 offset by shares issued for stock-based compensation for consulting services of $1,627,976.

Net cash provided by investing activities during fiscal 2004 and 2003 was $0. As cash flow allows the Company may enter into investing activities on a case-by-case basis should management believe it prudent to do so.

Net cash provided by financing activities in fiscal 2004 was $1,310,398 comprised of the issuance of a convertible note in the amount of $50,000, $51,084 in proceeds from notes payable to shareholders, a reduction of $116,175 as payments made on an outstanding note, $700,088 in proceeds from long-term debts and $625,400 received from the issuance of common stock. This compares to net cash provided by financing activities during fiscal 2003 of $384,448 comprised of $96,968 in proceeds from notes payable to shareholders, $2,180 from proceeds relating to a revolving line of credit, $50,000 in proceeds from long-term debts and $235,300 received from the issuance of common stock.

ITEM 7A. FINANCIAL STATEMENTS.

CAREDECISION CORPORATION

TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F-4 to F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6
NOTES TO FINANCIAL STATEMENTS	F-7 to F-22

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

Report of Independent Registered Public Accounting Firm

Board of Directors

InstaCare, Inc.

(formerly CareDecision Corp.)

We have audited the accompanying restated balance sheet of InstaCare, Inc. (formerly CareDecision Corp.) (a development stage company) as of December 31, 2004, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of InstaCare, Inc. (formerly CareDecision Corp.) (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s 2004 accumulated deficit and additional paid in capital previously reported as $10,106,441 and $9,629,835, respectively should have been $10,223,372 and $9,629,835. This discovery was made subsequent to the issuance of the financial statements. The balance sheet has been restated to reflect this correction.

Beckstead and Watts, LLP

Henderson, Nevada

March 30, 2005, except for Note 1, as to which the date is July 15, 2005

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

Beckstead and Watts, LLP

Henderson, Nevada

March 29, 2004, except for Note 1, as to which the date is July 15, 2005

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003
Assets	(RESTATED)	(RESTATED)

Current assets:
Cash and equivalents	$422,486	$29,273
Inventory	200,903	-
Notes receivable	107,500	50,000
Total current assets	730,889	79,273

Fixed assets, net	183,551	670,288

	914,440	749,561

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	114,702	-
Accrued expenses	304,750	-
Customer deposits	12,500	-
Notes payable to officers - short term portion	112,628	82,568
Note payable	-	572,527
Revolving line of credit	-	2,180
Total current liabilities	544,580	657,275

Notes payable to officers - long term portion	-	14,400
Long-term debts	700,088	-

	1,244,668	671,675

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 207,526 shares issued and outstanding	208	-
Common stock, $0.001 par value, 1,250,000,000 shares authorized,
263,100,421 and 120,244,921shares issued and outstanding
as of 12/31/04 and 12/31/03, respectively	263,100	120,245
Additional paid-in capital	9,629,835	5,629,986
(Deficit) accumulated during development stage	(10,223,372)	(5,672,345)
	(330,228)	77,887

	$914,440	$749,561

The accompanying notes are an integral part of these financial statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Operations

			July 6, 2000
	For the year ended		(inception) to
	December 31,		December 31,
	2004	2003	2004
		(RESTATED)	(RESTATED)

Revenue	$182,112	$75,813	$259,925
Expenses:
General & administrative expenses	396,078	148,192	676,835
Payroll expense	369,448	213,012	769,279
Professional fees	-	62,422	234,274
Stock-based compensation	2,086,469	1,627,976	5,245,055
Software development	119,640	60,971	309,611
Impairment loss on operating assets	415,078	-	1,415,848
Depreciation	99,910	132,587	277,807
Total expenses	3,486,624	2,245,160	8,928,709

Net operating (loss)	(3,304,512)	(2,169,347)	(8,668,784)

Other income (expense):
Loss on settlement	(377,136)	(77,094)	(482,090)
Interest income	3,527	561	6,318
Merger expenses	(304,750)	-	(304,750)
Financing costs	(481,700)	-	(481,700)
Interest expense	(86,456)	(117,107)	(292,365)

Net (loss)	$(4,551,027)	$(2,362,987)	$(10,223,372)

Weighted average number of
common shares outstanding - basic and fully diluted	205,914,365	94,259,147

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.03)

 The accompanying notes are an integral part of these financial statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes of Stockholders’ Equity

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

The accompanying notes are an integral part of these financial statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes of Stockholders’ Equity

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

The accompanying notes are an integral part of these financial statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes of Stockholders’ Equity

Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
Shares	Amount	Shares	Amount
Stock options to acquire 5,500,000 shares of common stock granted on January 21, 2003	-	-			62,150		62,150
Shares issued for consulting services on 1/24/2003	5,500,000	5,500			225,500		231,000
Shares issued for cash on 4/22/03	1,538,500	1,539			48,462		50,000
Stock options to acquire 6,950,000 shares of common stock granted on July 18, 2003	-	-			141,085		141,085
Share dividend issued on 7/21/2003	6,469,161	6,469			(6,469)		-
Shares issued for services on 8/18/2003	1,800,000	1,800			123,200		125,000
Shares issued for consulting services on 8/18/2003	2,500,000	2,500			122,500		125,000
Shares issued to acquire software on 9/12/2003	2,500,000	2,500			178,750		181,250
Shares issued for services on 9/12/2003	14,521,248	14,521			588,940		603,461
Shares issued for settlement on 9/12/2003	741,875	742			36,352		37,094
Shares issued for cash on 9/18/2003	2,000,000	2,000			99,600		101,600
Shares issued for cash and services on 9/30/2003	850,000	850			41,650		42,500
Shares issued for services on 9/30/2003	1,000,000	1,000			49,000		50,000
Shares issued for cash and services on 11/8/2003	950,000	950			46,550		47,500
Stock options to acquire 7,300,000 shares
of common stock granted on November 24, 2003	-	-			91,980		91,980
Cancellation of shares on 11/26/2003	(1,290,000)	(1,290)			1,290		-
Shares issued for services on 11/26/2003	1,000,000	1,000			49,000		50,000
Sahres issued for services on 11/26/2003	2,500,000	2,500			87,500		90,000
Shares issued for settlement on 12/3/2003	1,000,000	1,000			39,000		40,000
Shares issued for cash on 12/17/2003	800,000	800			31,200		32,000
Shares issued for cash on 12/18/2003	500,000	500			19,500		20,000

Net (loss), year ended December 31, 2003						(2,362,987)	(2,362,987)
Balance, December 31, 2003 (RESTATED)	120,244,921	120,245	-	-	5,629,986	(5,672,345)	77,886

The accompanying notes are an integral part of these financial statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statement of Changes of Stockholders’ Equity

Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
Shares	Amount	Shares	Amount

Shares issued for services on January 9, 2004	6,500,000	6,500			255,000		261,500
Shares issued for services on January 13, 2004	1,550,000	1,550			65,950		67,500
Shares issued for services on January 20, 2004	7,250,000	7,250			282,750		290,000
Shares issued for services on January 23, 2004	205,000	205			9,020		9,225
Shares issued for services on February 23, 2004	2,000,000	2,000			78,000		80,000
Shares issued for services on March 3, 2004	900,000	900			35,100		36,000
Shares issued for debt conversion on March 3, 2004	7,350,000	7,350	207,526	208	514,650		522,208
Shares issued for dispute settlement on March 10, 2004	6,510,000	6,510			318,990		325,500
Shares issued for services on March 16, 2004	4,660,500	4,661			181,760		186,420
Shares issued for services on April 2, 2004	1,910,000	1,910			74,490		76,400
Shares issued for services on April 13, 2004	20,050,000	20,050			257,950		278,000
Shares issued for services on April 20, 2004	3,300,000	3,300			128,700		132,000
Shares issued for services on April 28, 2004	8,000,000	8,000			312,000		320,000
Shares issued for services on May 7, 2004	250,000	250			9,750		10,000
Shares issued for services on May 20, 2004	750,000	750			29,250		30,000
Shares issued for services on May 28, 2004	3,000,000	3,000			-		3,000
Shares issued for cash on June 2, 2004	775,000	775			30,225		31,000
Shares issued for cash on June 10, 2004	3,000,000	3,000			117,000		120,000
Shares issued for employee stock option plan on August 13, 2004	1,400,000	1,400			32,200		33,600
Shares issued for services on August 13, 2004	20,000,000	20,000			460,000		480,000
Shares issued for services on August 25, 2004	750,000	750			24,750		25,500
Shares issued for services on September 13, 2004	2,850,000	2,850			74,100		76,950
Shares issued for debt conversion on September 13, 2004	2,000,000	2,000			48,000		50,000
Shares issued for services on October 12, 2004	14,250,000	14,250			270,750		285,000
Shares issued for cash on October 12, 2004	9,750,000	9,750			185,250		195,000
Shares issued for renewal fees on November 2, 2004	4,000,000	4,000			34,000		38,000
Shares issued for cash on November 3, 2004	3,577,778	3,578			60,822		64,400
Shares issued for services on November 3, 2004	4,317,222	4,317			73,393		77,710
Shares issued for renewal fees on November 29, 2004	2,000,000	2,000			36,000		38,000

Net (loss), year ended December 31, 2004				-		(4,551,027)	(4,551,027)
Balance, December 31, 2004 (RESTATED)	263,100,421	$ 263,101	207,526	$ 208	$ 9,629,835	$ (10,223,372)	$ (330,228)

The accompanying notes are an integral part of these financial statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Consolidated Statements of Cash Flows

			July 6, 2000
	For the year ended		(inception) to
	December 31,		December 31,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(4,551,027)	$(2,362,987)	$(10,223,372)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation for employee benefits	738,600	-	738,600
Stock-based compensation for consulting fees	1,326,269	1,627,976	4,485,357
Stock-based compensation for software development	21,600	-	56,283
Stock-based compensation for financing costs	481,700	-	481,700
Warrants issued for interest expense	-	-	112,800
Loss on settlement	377,136	77,094	456,165
Impairment loss on operating assets	415,078	-	1,415,848
Depreciation	99,910	132,587	277,807
Changes in operating assets and liabilities
Decrease in prepaid interest	-	67,680	-
Decrease in loan to shareholder	-	9,576	-
(Increase) in inventory	(200,903)	-	(200,903)
(Increase) in note receivable	(57,500)	(44,624)	(107,500)
Increase in accrued expenses	304,750	-	304,750
Increase in accrued interest related to long-term debts	-	26,422	47,523
Increase in customer deposits	12,500	-	12,500
Increase (decrease) in accounts payable	114,702	-	119,525
Net cash (used) by operating activities	(917,184)	(466,276)	(2,022,916)

Cash flows from investing activities
Purchase of fixed assets	-	-	(60,000)
Net cash (used) by investing activities	-	-	(60,000)

Cash flows from financing activities
Convertible notes - related party	50,000	-	50,000
Proceeds from notes payable to shareholders	51,085	96,968	208,053
Payments on note payable to shareholders	(116,175)	-	(116,175)
Proceeds from revolving line of credit	-	2,180	2,180
Proceeds from long-term debts	700,088	50,000	1,225,088
Issuance of common stock	625,400	235,300	1,136,257
Net cash provided by financing activities	1,310,398	384,448	2,505,403

Net increase in cash	393,214	(81,828)	422,487
Cash - beginning	29,273	111,101	-
Cash - ending	$422,487	$29,273	$422,487

Supplemental disclosures:
Interest paid	$76,856	$-	$76,856
Income taxes paid	$-	$-	$-

Non-cash transactions:
Number of shares issued for stock-based compensation	125,573,900	31,159,748	51,102,985
Number of warrants issued for interest expense	-	-	24,000,000
Number of shares issued for settlement	6,510,000	1,741,875	8,251,875
Number of shares issued to acquire software	21,600	2,500,000	2,521,600
Number of shares issued as dividend	-	6,469,161	6,469,161
Number of stock options issued as compensation	1,400,000	19,750,000	21,150,000
Number of shares issued for debt conversion	9,350,000		9,350,000

The accompanying notes are an integral part of these financial statements

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Note 1 – Significant accounting policies and procedures

Organization

The Company was organized July 6, 2000 (Date of Inception) under the laws of the State of Nevada, as Promedicius, Inc. On June 21, 2002, the Company acquired as a wholly-owned subsidiary ATR Search Corporation, and filed amended articles of incorporation changing its name to CareDecision Corporation.

The Company has a limited history of operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Correction of an error

The Company has restated its previously issued consolidated financial statements for matters related to the following previously reported items: stockbased compensation and loss on debt settlement. The accompanying financial statements for December 31, 2004 have been restated to reflect the error corrections. The Company’s accumulated (deficit) at December 31, 2004, was increased by $116,931 as a result of prior period error corrections. The prior period errors had not effect on net income for the year ending December 31, 2004.

	2004	2003
Accumulated (deficit) at beginning of year, As previously reported	$(5,672,345)	$(3,192,427)
Prior period adjustment – Error in valuation of
Certain stock based compensation in 2002 and 2003	-0-	(116,931)
Accumulated (deficit) at beginning of period, As restated	(5,672,345)	(3,309,358)

Net (loss)	(4,551,027)	(2,362,987)

Accumulated (deficit) at end of period	$(10,223,372)	$(5,672,345)

Acquisition agreement with Medicius, Inc. (MED)

On July 6, 2000, the Company entered into an agreement with MED whereby the Company acquired as a wholly-owned subsidiary all of the issued and outstanding common stock of MED in exchange for 32,968,863 voting shares of the Company’s $0.001 par value common stock, of which the MED shareholders received 22,500,000 shares and CareDecision.net received 10,468,863 shares. An additional 1,500,000 shares of the Company’s $0.001 par value common stock was issued to Robert Cox, the former CEO and Chairman of ATR Search Corporation, the Company’s discontinued operating entity. The acquisition was accounted for using the purchase method of accounting. The value of the acquired fixed assets on the merger date was $1,704,703.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2004 and 2003.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

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

Consolidation policy

The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50%, are accounted for under the equity method. Nonmarketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2004 and 2003, the Company did not have nonmarketable investments.

Revenue recognition

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Advertising costs

The Company expenses all costs of advertising as incurred. There was $2,500 and $0 advertising costs included in general and administrative expenses as of December 31, 2004 and 2003, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized impairment losses in the amount of $415,078 and $0 as of December 31, 2004 and 2003, respectively.

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

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS No. 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2004	2003
Net (loss), as reported	$(4,551,027)	$(2,168,808)
Deduct: Total stock-based non-employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(29,960)	(221,450)
Pro forma net (loss)	$(4,580,987)	$(2,390,258)
Net (loss) per common share
Basic (loss) per share, as reported	$(.022)	$(.02)
Basic per share, pro forma	$(.022)	$(.025)

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

Note 2 – Impairment loss on operating assets

The Company determined during the year ending December 31, 2004 that it should write down certain fixed assets acquired with the Medicius, Inc. merger as an impairment loss after comparing the carrying value of the assets with the estimated future cash flows expected to result from the use of the assets. Accordingly, the write down resulted in the realization of a $415,078 impairment loss on operating assets recorded on the Statement of Operations for the year ended December 31, 2004.

Note 3 – Going concern

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $10,223,372, and as of December 31, 2004 and 2003, has had very limited revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated limited revenue from its planned principal operations. In order to obtain the necessary capital, the Company has raised funds via private placement and debt offerings. If the securities and debt offerings do not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing, and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Inventory

Inventory consisted of the following at December 31:

	2004	2003
Work-in-progress	$ 58,587	$ -0-
Raw materials	142,316	-0-
LIFO inventories	$200,903	$ -0-

Note 5 – Fixed assets

Fixed assets consists of the following:

	December 31, 2004	December 31, 2003

Computer and office equipment	$ 30,387	$ 260,286
Software	232,365	583,899

	262,752	844,185
Less accumulated depreciation	(79,202)	(173,897)

Total	$ 183,550	$ 670,288

Depreciation expense totaled $99,910 and $132,587 for the years ended December 31, 2004 and 2003, respectively.

Note 6 – Notes payable and long-term debt

Related party Note

The Company owed two of its officers and directors $112,628 as of December 31, 2004. The short-term note bears interest at 9% per annum and is due on demand.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

M and E Equities, LLC Renegotiated Note

Based on terms negotiated on March 4, 2002, and after a further documentation process that was completed on April 23, 2003, Medicius, Inc. the Company’s merger partner in its June 2002 merger, was loaned $475,000 from M and E Equities, LLC (M&E). A condition of the loan stipulated that Medicius, Inc. complete its merger with the Company and become a fully reporting public company. As of December 31, 2003, after partial payment of interest and principal and a settlement of a legal dispute that arose over this note and other issued, the remaining value of the note and accrued interest was $522,527. On March 2, 2004, the Company renegotiated its debt with M&E. the terms of the agreement are stipulated as follows:

1.	$320,000 is paid to M&E by Wells & Company, Inc., Lima Capital, Inc., JC Financial and Corporate Architects, Inc. to satisfy a remaining principal amount of $400,000.

2.

M&E agreed to transfer 10,000,000 of the Class A Warrants, formerly issued by Medicius, Inc. with an expiration date of January 5, 2005 to Empyreon.net for $30,000 and 2,000,000 Class A Warrants to Mr. Moshe Mendlowitz for $20,000. The Company incurred financing costs during the year ended December 31, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

3.

The outstanding note balance of $200,526 was recapitalized into 207,526 shares of the Company’s $0.001 par value Class A Convertible Preferred Stock and registered in M&E’s name. Each share of Class A 2002 Convertible Preferred Stock is convertible into 18 shares (3,717,468 total) of the Company’s $0.001 par value common stock at $0.055556 per share. M&E agrees to hold the Preferred Shares for a minimum of one year, pursuant to Rule 144, with no conversions allowed during that period of time. After one year, M&E may convert and sell only 500,000 shares of the Company’s $0.001 par value common stock every 60 days as permissible by Rule 144.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle). The Secured Convertible Promissory Note bears interest at a rate of 12% per annum, matures September 25, 2004, except if extended for an additional six months at the option of the Company, and was secured by 17,000,000 shares of the Company’s $0.001 par value common stock. Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $0.08 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner” of 4.99% or more of the then-outstanding Common Shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Between September 25, 2004 and October 18, 2004, Pinnacle and the Company negotiated an extension to the Pinnacle Note with a separate set of renewal terms. On October 19, 2004, the Pinnacle Note was extended by the parties by virtue of a renewal and settlement agreement through January 24, 2005, and under certain conditions until March 24, 2005. The Company met those conditions by executing the definitive agreement to acquire CareGeneration, Inc. As a condition of renewal the Company was required to provide additional security of 2,000,000 shares of the Company’s $0.001 par value common stock, and Pinnacle was provided with a new election to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $0.045 per share. In addition, should the Company complete a merger or similar transaction prior to January 24, 2005, the Note will automatically be extended through March 24, 2005 with additional security due.

The Company recorded interest expense of $86,456 and $117,107 during the years ended December 31, 2004 and 2003, respectively.

Note 7 – Income taxes

For the year ended December 31, 2004, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $10,223,372 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2017.

The components of the Company’s deferred tax asset are as follows:

As of December 31,
2004
Deferred tax assets:
Net operating loss carryforwards	$10,223,372
Total deferred tax assets	10,223,372

Deferred tax liabilities:
Depreciation	-

Net deferred tax assets before valuation allowance	10,223,372
Less: Valuation allowance	(10,223,372)
Net deferred tax assets	$-0-

Note 8 – Stockholder’s equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 1,250,000,000 shares of $0.001 par value common stock.

Preferred stock

The Company issued 207,526 shares of its $0.001 par value preferred shares for financing costs of $354,800. Each preferred share is convertible into 18 shares of the Company’s $0.001 par value common stock at $1.00 per share.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

Common stock

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

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

On July 31, 2004, a note holder elected to convert its $50,000 face value loan into shares of the Company’s $0.001 par value common stock in full satisfaction of the loan plus accrued interest.

During the year ended December 31, 2004, the Company issued 108,805,500 shares of its $0.001 par value common stock to various individuals and entities for consulting services for the Company’s hotel network business, consulting fees associated with the Company’s proposed merger with Kelly companies, finders fees to two individuals who introduced the Company to its proposed satellite e-broadcast partner, finders’ fees to two individuals who introduced the Company to the Kelly Companies, agent’s fees associated with the Company’s proposed acquisition of MDU Services, Inc., agent’s fees for the introduction and fees associated with the company’s recent agreement with an e-business partner for the hotel product sector, contract fees associated to develop and complete certain software for its hotel sector product and technical expenses incurred associated with this agreement, documentation and initiation fees owing to the Pinnacle Note investment, collectively valued at $1,537,532 and professional fees valued at $493,737. Also as of December 31, 2004, the Company has placed in escrow 17,000,000 shares of its $0.001 par value common stock as security for the Pinnacle Note investment.

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

During the year ended December 31, 2002, the Company’s merger partner Medicius, Inc. issued a merger formula adjusted 12,000,000 Class A warrants to M and E Equities, Inc. The warrants are convertible at a strike price of $.0667, each Class A warrant exercisable into one share of the Company’s $0.001 par value common stock. The warrants expired on January 4, 2005. Upon exercise of each of the Class A warrants, if any, the Company’s merger partner Medicius, Inc. is obligated to issue one Class C warrant for each Class A warrant exercised, or a total issuance of up to 24,000,000 merger formula adjusted Class C warrants. The Class C warrants are convertible at a strike price of $.20, each Class C warrant exercisable into one share of the Company’s $0.001 par value common stock. The warrants expired on January 4, 2005. As of December 31, 2003 the Company has reserved 36,000,000 of its common stock shares should the warrantholders decide to exercise any of the 12 million Class A warrants before they expire, and any Class C warrants, should the Class A warrants have been exercised before the Class C warrants expire.

No warrants have been exercised through December 31, 2004.

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

The following is a summary of information about the 2003 Stock Option Plan options outstanding at December 31, 2004

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

	2004	2003
Average risk-free interest rates	5.05%	5.05%
Average expected life (in years)	2	2
Volatility	51.0%	51.0%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2004 was approximately $0.043 per option.

On August 5, 2004 the Company adopted its “2004 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 50,000,000 shares of the Company’s $0.001 par value common stock. The Company issued 50,000,000 shares of stock pursuant to the plan during the year ended December 31, 2004.

On August 5, 2004, the Company entered into various consulting and service agreements with unrelated individuals to perform corporate strategic and developmental services for the Company. As consideration, the Company granted stock options to purchase 20,000,000 shares of $0.001 par value common stock at a strike price of $0.024 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $480,000, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2004.

On October 12, 2004, the Company entered into various consulting and service agreements with Dr. Joseph Wolf, Leslie-Michelle Abraham and M. Thais Abraham to perform strategic and developmental services to facilitate the Company’s proposed merger with CareGeneration, Inc., among others. As consideration, the Company granted stock options to purchase 24,000,000 shares of $0.001 par value common stock at a strike price of $0.02 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $285,000, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2004.

On October 28, 2004, the Company entered into a second consulting and service agreement with Dr. Joseph Wolf to perform an enterprise value report for the Company’s proposed acquisition of CareGeneration, Inc. inclusive of that company’s recent receipt of certain prescription drug distribution licenses and other considerations. As consideration, the Company granted stock options to purchase 6,500,000 shares of $0.001 par value common stock at a strike price of $0.018 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $72,310.00, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2004.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, December 31, 2003	-	-

Options granted	50,000,000	$0.0214
Options exercised	49,750,000	0.0214

Balance, December 31, 2004	250,000	0.0214

Exercisable, December 31, 2004	250,000	$0.0214

The following is a summary of information about the 2004 Stock Option Plan options outstanding at December 31, 2004

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.018 - 0.024	250,000	0 years	$.0214	250,000	$0.0214

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

	2004	2003

Average risk-free interest rates	5.25%	%
Average expected life (in years)	2
Volatility	57.08%	%

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2004 and 2003, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2004 was approximately $0.0141 per option.

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

Note 12 – Subsequent events

On February 10, 2005, the Company and Pinnacle Investment Partners, LP (“Pinnacle”), entered into a second Note Extension Agreement. The Company had previously issued to Pinnacle a $700,000 Secured (Convertible) Promissory Note bearing interest at the rate of 12% per annum, dated March 24, 2004 which provided for a maturity date of September 24, 2004, convertible into the Company’s common stock subject to certain conditions. In a Note Extension Agreement dated September 24, 2004, the Parties amended the Note and the related Pledge and Security Agreement, and under the terms of that particular Note Extension Agreement the maturity date of the Note became January 24, 2004 and upon further performance on the part of the Company a final maturity date of March 24, 2005.

Subject to the terms of this new agreement; on March 24, 2005, Pinnacle agreed to pay to the Company $340,000 and (2) pay to Pinnacle’s designee, CJR Capital, LLC, $60,000 towards Pinnacle’s due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note rises automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended for a period of 13 months to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.025 from the previous conversion price of $.04.

In addition to the above, the Company also agreed: (1) to deliver to Pinnacle’s counsel an additional 83,000,000 shares of the Company’s common stock as additional escrow security, (2) issue to Pinnacle’s designee, CJR Capital, LLC, 4,000,000 shares of the Company’s common stock towards Pinnacle’s due diligence and legal expenses related to the revision of the Note; (3) issue to Pinnacle 9,000,000 shares of the Company’s common stock as a loan re-initiation fee.

CareDecision Corporation

[formerly ATR Search Corporation]

(a Development Stage Company)

Notes to Restated Financial Statements

On February 7, 2005, the Company reached an agreement with three entities, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”). Under this agreement, in return for a total investment of $2,000,000 USD from the investing entities, the last portion of which was received on February 22, 2005, the Company agreed to issue and sell to the Purchasers an aggregate of: (a) Twenty Thousand (20,000) shares of a new issue Series C Convertible Preferred Stock, $1,000 per share which shall be convertible into shares of the Company’s common stock with the conversion rate pegged at 80% of the market for the Company’s common stock prior to any conversion, subject to certain conditions, and (b) One Hundred Million (100,000,000) warrants to acquire up to One Hundred Million (100,000,000) shares of the Company’s common stock, 50,000,000 of the warrants having an exercise strike price of $.02 and 50,000,000 of the warrants having an exercise strike price of $.03.

On February 11, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register the common shares of the Company’s common stock that underlie the Pinnacle agreement and the agreement with, Mercator Momentum Fund, LP, and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC.

Mergers and acquisitions

On November 3, 2004, and amended on December 27, 2004, the company entered into a Definitive Agreement that called for a series of transactions to be completed between CareDecision, Pharma Tech Solutions, Inc., the Company’s subsidiary and CareGeneration, Inc. the acquisition target, that when accomplished would merge CareGeneration, Inc. into the company’s subsidiary Pharma Tech Solutions, Inc. and whereby Pharma Tech Solutions, Inc. would be the surviving entity. The parties concluded the activities surrounding this acquisition on January 27, 2005. The acquisition closed on February 25, 2005. Pursuant to the agreements CareGeneration shareholders will receive 39,375,000 shares of the Subsidiary’s common stock, equaling approximately 49% of the outstanding shares of the Subsidiary, and 42,500,000 of the Company’s common stock in exchange for all of the shares of the Target common stock and all of the Target preferred stock. In addition, Company at closing will place in escrow up to 100,000,000 common stock shares, which may be paid to CareGeneration stockholders subject to earn-out provisions.

Issuances of Common Stock

The Company has issued 18,040,000 shares of its $0.001 par value common stock to various individuals and entities for cash totaling $292,500 and services valued at $50,600.00 subsequent to December 31, 2004 and through February 24, 2005.

ITEM 7B. FINANCIAL STATEMENTS.

CAREGENERATION, INC.

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of CareGeneration, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders’ equity, and cash flows for the period from February 18, 2004 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareGeneration, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the period February 18, 2004 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

March 30, 2005

CareGeneration, Inc.

Balance Sheet

December 31,
2004

Assets

Current assets:
Cash	$3,467
Prepaid compensation	147,560
Total current assets	151,027

Other assets:
Loan to affiliate	5,000
$156,027

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$-
Total current liabilities	-

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares
authorized, 1,000,000 shares issued and outstanding	10,000
Additional paid-in capital	147,560
Deficit	(1,533)
156,027

$156,027

The accompanying notes are an integral part of these financial statements.

CareGeneration, Inc.

Statement of Operations

February 18, 2004
(Inception) to
December 31, 2004

Revenue	$-

Expenses:
General and administrative expenses	161
Professional and consulting fees	1,372
Total expenses	1,533

(Loss) before provision for taxes	(1,533)

Provision for income taxes	-

Net (loss)	$(1,533)

Weighted average number of
common shares outstanding – basic and fully diluted	1,000,000

Net (loss) per share – basic and fully diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

F-3

CareGeneration, Inc.

Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Deficit	Equity

February 2004
Founders shares issued for cash	1,000,000	$10,000	$ 147,560	$ -	$ 157,560
and prepaid compensation

Net (loss)
For the year ended December 31, 2004				(1,533)	(1,533)

Balance, December 31, 2004	1,000,000	$10,000	$ 147,560	$ (1,533)	$ 156,027

The accompanying notes are an integral part of these financial statements.

CareGeneration, Inc.

Statement of Cash Flows

February 18, 2004
(Inception) to
December 31, 2004
Cash flows from operating activities
Net (loss)	$(1,533)
Changes to operating assets and liabilities:
Loan to affiliate	(5,000)
Net cash (used) by operating activities	(6,533)

Cash flows from financing activities
Issuances of common stock	10,000
Net cash provided by financing activities	10,000

Net increase in cash	3,467
Cash – beginning	-
Cash – ending	$3,467

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

CareGeneration, Inc.

Notes

Note 1 – History and organization of the company

The Company was organized February 18, 2004 (Date of Inception) under the laws of the State of Nevada, as CareGeneration, Inc. The Company is authorized to issue 20,000,000 shares of its $0.01 par value common stock.

Note 2 – Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004.

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2004.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004.

Impairment of intangible assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2004, the Company has not recorded an impairment related to its intangible asset (see Note 9).

CareGeneration, Inc.

Notes

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash, accounts payable and notes payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

CareGeneration, Inc.

Notes

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,533) for the period from February 18, 2004 (inception) to December 31, 2004, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to raise funds via debt and/or equity financing in order to maintain operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Prepaid compensation

The Company entered into an agreement with its sole officer and director whereby the Company agreed to issue 1,000,000 shares of its $0.001 par value common stock as consideration for an executive consulting contract valued at $147,500 plus $10,000 cash. The terms of the agreement allow for the prepaid compensation in the amount of $147,500 to be earned over a period of one year.

CareGeneration, Inc.

Notes

Note 5 – Income taxes

For the years ended December 31, 2004, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $1,533 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2023.

The components of the Company’s deferred tax asset are as follows:

As of
12/31/04
Deferred tax assets:
Net operating loss carryforwards	1,533
Total deferred tax assets	1,533

Net deferred tax assets before valuation allowance	1,533
Less: Valuation allowance	(1,533)
Net deferred tax assets	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2004.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

12/31/04
Federal and state statutory rate	$ (521)
Change in valuation allowance on deferred tax assets	521
$ -0-

Note 6 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of its $0.01 par value common stock.

On February 18, 2004, the Company issued 1,000,000 shares of its $0.01 par value common stock to a sole officer and director in exchange for cash in the amount of $10,000.

As of December 31, 2004, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2004, there were no warrants or options outstanding to acquire any additional shares of common stock.

CareGeneration, Inc.

Notes

Note 8 – Loan to affiliate

During the year ended December 31, 2004, the Company loaned $5,000 to an affiliate company with common ownership and management. The note has no interest and is due upon demand. As of December 31, 2004, the total amount owed is $5,000.

Note 9 – Prescription Drug Distribution License

On December 27, 2004, the Company’s controlling shareholder donated to the company a Wholesale Drug Distribution License issued by the State of Illinois and jointly governed by regulators from the State of Illinois, the U. S. Drug Enforcement Agency and the U.S. Food and Drug Administration. The same shareholder also donated a reciprocal drug distribution license issued by the State of Indiana, a client list and know-how in the form of written (published) drug distribution policies and procedures applicable to independent prescription drug and diagnostic distributors.

The Company has not assigned a value to the prescription drug distribution licenses. Licenses of this nature are tightly regulated and allocated by state and federal authorities and are often transferred as part of asset sales and/or sales of client lists. The Company has placed no value for the client list and know-how also donated.

Note 10 – Related party transactions

The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 11 – Subsequent events

Mergers and acquisitions

On November 3, 2004, and amended on December 27, 2004, the company entered into a Definitive Agreement that called for a series of transactions to be completed between CareDecision Corporation, Pharma Tech Solutions, Inc., CareDecision’s “Subsidiary”, and the Company, that when accomplished would merge the Company into the Subsidiary and whereby the Subsidiary would be the surviving entity. The parties concluded the activities surrounding this acquisition on January 27, 2005. The acquisition closed on February 25, 2005. Pursuant to the agreements, the Company’s shareholders will receive 39,375,000 shares of the Subsidiary’s common stock, equaling approximately 49% of the outstanding shares of the Subsidiary, and 42,500,000 of CareDecision Corporation’s common stock in exchange for all of the shares of the Company’s issued and outstanding common stock and all of the Target preferred stock. In addition, CareDecision Corporation, at closing, will place into escrow up to 100,000,000 common stock shares which may be paid to the Company’s stockholders subject to earn-out.

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

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of the Company’s directors and executive officers are as follows:

NAME	AGE	POSITION
Robert Cox	45	President, Chairman and Director
Keith Berman	51	Secretary, Treasurer and Director
Robert Jagunich	58	Director
Ronald Kelly	58	Director

Robert L. Cox, President, Chairman and Director – prior to joining CareDecision, was the Chief Executive Officer, President and Director of Tower Realty Trust, Inc., a publicly traded Real Estate Investment Trust (“REIT”). From March 1995 to October 1997 Mr. Cox served as the Executive Vice President and Chief Operating Officer of Tower Equities, when Tower Equities became a public company (Tower Realty Trust, Inc.). From March 1987 to March 1995, Mr. Cox served as Vice President of Development and Construction of Tower Equities, where his main responsibilities included supervising all development and construction projects. Mr. Cox graduated in 1983 with a BA from Florida State University. Mr. Cox does not hold any directorships of other reporting companies.

Keith Berman, Secretary, Treasurer and Director – has for over the past 15 years, been involved in the development of healthcare software including Intranet and Internet systems. From July 1999 to present, Mr. Berman has held the position of President, founder and director of Caredecision.net, Inc. a private company engaged in e-health technology development and from March 2001 through June 2002 Mr. Berman also held the position of President and director of Medicius, Inc. From January 1996 to June 1999 Mr. Berman was the President and founder of Cymedix, the operating division of Medix Resources, Inc., now Ramp Corp. (RCO). Cymedix was a pioneer company in what was then known as i-health (Internet healthcare) now the e-health industry. Mr. Berman received a BA in 1975 and an MBA in 1977, from Indiana University.

Robert Jagunich, Director – has 27 years of experience in the medical systems and device industry. Recently, he has held the position of President at New Abilities Systems, a privately held manufacturer of advanced electronic systems used in rehabilitation. He also provides consulting services to companies such as Johnson and Johnson and has served as a senior executive in such publicly held companies as Laserscope and Acuson. From April 1996 to December 1997 Mr. Jagunich acted as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc., now Ramp Corp. (AMEX:RCO). He received his BS in 1969, and his MS and MBA in 1971, from the Univ. of Michigan.

Ronald R. Kelly, Director – was the former Chairman and CEO of CareGeneration, Inc., a distributor of prescription drugs, and an emerging company into markets for the delivery of prescription drugs for the poor and indigent. The Company acquired CareGeneration, Inc. in March 2005. Before that transaction Mr. Kelly had been engaged in creating and building successful companies specializing in international and domestic sales, marketing and finance crossing a variety of industries for over 25 years. During the 1970’s and 1980’s, Mr. Kelly established several successful independent businesses in his home state of Illinois. In the late 1980’s he acquired the cellular hardware operation of Philips Circuit Assemblies in Florida. Since then, Mr. Kelly has successfully developed and sold Omni Telecommunications and Meridian Wireless Technology, both accomplished companies in the worldwide cellular and technology industries. Mr. Kelly was recognized as “Business Man of the Year” in 2001 in the state of Illinois.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2004, its officers, directors and greater than five percent beneficial owners complied with all Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

Annual Compensation					Awards		Payouts
Name &				Other Annual	Restricted	Securities	Long-Term	All Other
Principal		Salary	Bonus	Compen -	Stock	Underlying	Incentive Plan	Compen-
Position	Year	($)	($)	sation ($)	Award(s)	Options (#)	Payouts ($)	sation ($)

Robert Cox,	2004	40,450
President	2003	30,000			750,000	750,000
	2002	30,000
	2001	100,000

Keith Berman,	2004	16,600
Secretary	2003	16,600			625,000	625,000
Treasurer	2002	16,820

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

On August 5, 2004 the Company adopted our “2004 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 50,000,000 shares of the Company’s $0.001 par value common stock (see footnote 10 to the financial statements for a full accounting of the activity of outstanding stock options under the 2004 Stock Option Plan).

EMPLOYMENT AGREEMENTS

No such agreement(s) exists between any executive and the Company.

COMPENSATION OF DIRECTORS

As compensation for their services as members of the board of directors, the Company approved in 2003 that each independent board member be issued stock options to purchase 20,000 shares of common stock at an exercise price of $.025 per share. These options are exercisable in full commencing December 19, 2003, and expire December 19, 2008. Outside directors are also paid a fee of $2,500 per quarter or $10,000 per year. The board members who are executives of the Company received no additional compensation in excess of their management remuneration. To date the Company has issued no options to directors as director’s compensation, nor has it paid any outside directors’ fees as compensation to directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the beneficial ownership of the Company’s outstanding classes of stock based on ownership information reported by the stockholders as of February 24, 2005, and on the number of shares outstanding as February 24, 2005 by each person known by the Company to own beneficially more than 5% of each class, by each of the Company’s directors and executive officers and by all officers and directors as a group. The Company is authorized to issue up to 1,250,000,000 Shares of common stock. As of February 24, 2005, there are 281,140,421 shares of common stock issued and outstanding. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that spouses share authority under applicable law. All shares are held directly.

Common Stock

Name and Address	Shares Beneficially Owned	Percentage of Shares Outstanding
Keith Berman 1623 Elmsford Westlake, CA 91361	8,143,991	2.90%
Robert L. Cox 16 Wood Hollow Lane Fort Salonga, NY 11768	2,205,915	0.78%
Robert Jagunich 765 Christine Drive Palo Alto, CA 94303	6,009,293	2.14%
Pinnacle Investment Partners LP1 Hank Gracin ESQ 50 Charles Lindberg Blvd, Suite 505 Uniondale, NJ 11583	16,000,000	5.69%
Total ownership by our officers and directors (three individuals)	16,359,199	5.82%

Footnotes

1.	The general partner of Pinnacle Investment Partners, LP is Chris Janish.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

During the year ended December 31, 2003, the Company received $50,000 from Dr. Thomas Chillemi, a Company shareholder, the note is convertible into 1,000,000 shares of the Company’s $0.001 par value common stock and carried with it 1,000,000 warrants exercisable on a one-for-one basis at a strike price at $0.05 per share (Chillemi 2003 Transaction #1). On April 22, 2003 Dr. Chillemi exercised the convertible portion of his note and converted the $50,000 debt into 1,000,000 shares of the Company’s $.001 par value common stock. According to the terms of Chilllemi 2003 Transaction #2, Dr. Chillemi agreed to retire the 1,000,000 warrants.

[balance of this page intentionally left blank]

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)	Reports on Form 8-K

For the quarter ended December 31, 2004 the Company filed two reports on Form 8-K with the Securities and Exchange Commission:

On December 8, 2004, the Company announced, under Item 7.01 Regulation FD Disclosure, that on December 2, 2004 CareDecision Corporation (OTCBB: CDED) via a Preliminary Form 14-C filing that we have entered into an Agreement and Plan of Merger (the “Agreement”) as of November 24, 2004, between CareDecision, CareGeneration, Inc., a Nevada corporation; and includes the recent purchases by and transfers to CareGeneration of wholesale pharmaceutical licenses, retail pharmaceutical license applications now in process, client lists, receivables, business contacts and relationships and Goodwill from Kelly Company World Group, Inc., a Delaware corporation, in a private transaction. Specific terms of the merger can be found in the Agreement, which was included as Appendix A to the Preliminary Form 14-C filed with the Securities and Exchange Commission on December 2, 2004.

On December 14, 2004, the Company announced, under Item 7.01 Regulation FD Disclosure, that on December 2, 2004 CareDecision Corporation (OTCBB: CDED) secured a $10 million monthly revolving credit facility that includes standby provisions for increases to $15 million monthly. This facility, issued by WSSMF, LP and Capital Growth Fund, two financial lending institutions, will facilitate the purchase of FDA-approved pharmaceutical and diagnostic products, which will be sold through our newly acquired wholesale pharmacy distribution networks and will be applied to our new e-pharmacy. Both Pharma channels will employ our patent pending wireless PDA technologies.

[balance of this page intentionally left blank]

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004, fiscal 2003 and fiscal 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004, 2003 and 2002 were approximately $29,500, $26,000 and $13,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0, $0 and $0 for fiscal 2004, 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004, 2003 and 2002 were $0, $0 and $0, respectively.

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