Form 10QSB
period 2005-09-30
instaCare Corp.
filed 2005-11-22
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33187

INSTACARE CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2660 Townsgate Road

Suite 300

Westlake Village, CA 91361

(Address of principal executive offices)

(805) 446-1973

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____ No X

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2005, was 506,546,014 shares.

Transitional Small Business Disclosure Format (check one):

Yes No X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

InstaCare Corp.

Consolidated Balance Sheet

Unaudited

(unaudited) September 30, 2005
Assets

Current assets:
Cash and equivalents	$1,219,836
Accounts receivable	228,540
Inventory	30,884
Notes receivable	106,944
Total current assets	1,586,204

Fixed assets, net	144,140

Other assets:
Amortizable loan fees, net	32,917
Total other assets	32,917

1,763,261

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued liabilities	215,214
Convertible note payable	1,060,796
Revolving line of credit	152,309
Total current liabilities	1,428,319

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 207,526 shares issued and outstanding	208
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized, 20,000 shares issued and outstanding	20
Common stock, $0.001 par value, 200,000,000 shares authorized, 488,777,249 shares issued and outstanding	506,547
Additional paid-in capital	13,243,827
Prepaid share-based compensation	(116,002)
Current year accumulated (deficit)	(3,176,098)
Accumulated (deficit)	(10,123,560)
334,942
$1,763,261

See notes to condensed financial statements.

InstaCare Corp.

Consolidated Statement of Operations

Unaudited

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$1,007,216	$51,670	$4,177,454	$181,108
Cost of sales	953,391	-	3,717,284	-

Gross profit	53,826	51,670	460,170	181,108

Expenses:
Hardware costs	5,779	95,638	48,743	185,431
General & administrative expenses	104,214	44,020	346,829	185,338
Consulting	16,400	-	26,800	-
Payroll expense	149,066	100,066	624,633	265,011
Officers salaries	71,250	-	123,750	-
Professional fees	90,135	36,459	448,662	330,314
Stock-based compensation for employee benefits	-	33,600	115,290	33,600
Stock-based compensation for professional fees	-	-	159,750	-
Stock-based compensation for consulting services	64,159	410,850	462,789	1,399,369
Software development	-	54,932	-	141,240
Impairment loss on operating assets	-	-	-	278,428
Depreciation	13,136	19,842	39,410	77,787
Total expenses	514,139	795,407	2,396,656	2,896,518

Net operating (loss)	(460,313)	(743,737)	(1,936,486)	(2,715,410)

Other income (expense):
Loss on debt settlement	(107,500)	-	(196,153)	(377,136)
Loss - related party	(85,430)	-	(221,680)	-
Interest income	4,845	1,200	13,861	2,204
Merger expenses	-	-	(79,500)	-
Merger expenses - non cash	-	-	(8,450)	-
Financing costs	-	-	-	(408,255)
Financing costs - non cash	(39,500)	-	(353,500)	-
Interest expense	(185,270)	(21,000)	(319,470)	(74,301)
Interest expense - non cash	-	-	(74,720)	-

Net (loss)	$(873,168)	$(763,537)	(3,176,098)	(3,572,898)

Weighted average number of
common shares outstanding - basic and fully diluted	492,298,111	216,394,551	413,941,152	183,469,542

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	(0.01)	(0.02)

See notes to condensed financial statements.

InstaCare Corp.

Consolidated Statement of Cash Flows

(Unaudited)

	(unaudited)
	For the nine months ended
	September 30,
	2005	2004
Cash flows from operating activities
Net (loss)	$(3,176,098)	$(3,572,898)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation - employee benefits	115,290	33,600
Stock-based compensation - consulting services	413,121	1,399,369
Stock-based compensation - software development	-	21,600
Stock-based compensation - professional fees	159,750	293,855
Stock-based compensation - financing costs	353,500	423,977
Stock issued for merger expense	8,450	-
Stock-based interest payment	74,722	-
Stock issued for debt conversion	153,642	-
Loss on debt settlement	107,500	377,136
Impairment loss on operating assets	-	278,428
Amortization of loan fees	32,917	-
Depreciation	39,410	77,787
Loan amortization	13,166	-
Changes in operating assets and liabilities
Accounts receivable	(228,540)	(50,407)
Inventory	170,019	(59,685)
Note receivable	(106,945)	-
Other assets	(32,917)	-
Accounts payable	(114,702)	50,000
Customer deposits	(12,500)	-
Accrued liabilities	215,214	(2,180)
Net cash (used) by operating activities	(1,828,166)	(729,418)

Cash flows from financing activities
Convertible notes - related party	-	(13,869)
Proceeds from notes payable to shareholders	-	35,334
Payments on note payable to shareholders	(26,149)	(109,623)
Proceeds from revolving line of credit	152,309	-
Proceeds from long-term debts	400,000	721,088
Payments on long-term debt	(39,292)	-
Prepaid share-based compensation	(116,002)	-
Issuance of preferred series "C" stock	2,000,000	-
Issuance of common stock	254,650	625,400
Net cash provided by financing activities	2,625,516	1,258,330

Net increase in cash	797,350	528,912
Cash and equivalents- beginning	422,486	29,273
Cash and equivalants - ending	$1,219,836	$558,185

Supplemental disclosures:
Interest paid	$319,470	$-
Income taxes paid	$-	$-

See notes to condensed financial statements.

InstaCare Corp.

(formerly CareDecision Corporation)

Consolidated Statements of Cash Flows (Continued)

(unaudited)

Non-cash transactions:
Number of shares issued for stock-based compensation	-	94,210,500
Number of warrants issued for interest expense	-	10,000,000
Number of common shares issued for settlement	-	6,510,000
Number of shares issued to acquire software	-	800,000
Number of shares issued for consulting services	37,900,101	-
Number of common shares issued for debt conversion	26,886,828	7,350,000
Number of shares issued for financing	30,500,000	-
Number of preferred shares issued for financing	20,000	207,526
Number of shares issued per merger agreement	52,500,000	-
Number of stock options issued as compensation	63,000,000	-
Number of warrants issued for financing	103,500,000	-

The accompanying notes are an integral part of these financial statements

InstaCare Corp.

Notes To Consolidated Financial Statements

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

Note 2 - Going concern

The Company has an accumulated deficit as of September 30, 2005, of $13,299,658. These conditions raise substantial doubt about the Company's ability to continue as a going concern. From time to time the Company might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is not currently seeking additional financing. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes that its current business and other merger and acquisition activities will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 4 - Fixed assets

Depreciation expense totaled $39,410 and $77,787 for the nine-month period ended September 30, 2005 and 2004, respectively.

Note 5 - Convertible notes payable

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

On February 10, 2005, the Company entered into a “Note Extension Agreement” with Pinnacle Partners, LP. The amended Agreement increased the principal balance of the original secured promissory note dated March 24, 2004 of $700,000 to $1,100,088 and the maturity date was extended to April 26, 2006. Pursuant to the Agreement, the Company issued, to Pinnacle’s counsel, an additional 83,000,000 shares of its common stock to be held in escrow as collateral for the additional principal of $400,000 and to further securitize the original $700,000 face value loan. In accordance with the Agreement, Pinnacle may sell under rule 144 of the Securities Act of 1933 as amended, whereby all proceeds net of commissions shall be used to pay down the indebtedness under the Note. During the nine-months ended September 30, 2005, Pinnacle exercised its right to sell 4,880,000 of the escrowed shares whereby reducing the principal balance of its note in the amount of $39,292.

In addition, Pinnacle has agreed to accept 13,000,000 shares of the Company’s $.001 par value common stock as payment for due diligence fees totaling $70,000 and a loan commitment fee in the amount of $157,500. The Company has recorded financing expenses in connection with the aforementioned transaction in the amount of $227,500 and total financing cost of $353,500 and $408,255 during the nine months ending September 30, 2005 and 2004, respectively.

On February 5, 2005, the Company incurred additional fees in connection with its financing activities in the amount of $79,000. The Company will amortize fees over a one-year period, which is equivalent to the terms of the financing arrangement. As of September 30, 2005, the Company has expensed $46,083 as financing costs.

The Company recorded interest expense totaling $394,192 and $74,301 during the nine-months ended September 30, 2005 and 2004.

Note 6 - Commitments

On January 16, 2005, the Company entered into a three month consulting agreement with Steven Bayern, whereby Mr. Bayern agreed to provide business advisory and strategic planning and development services to the Company. As compensation for his services, the Company agreed to issue Mr. Bayern 5,000,000 shares of its $0.001 par value common stock with 1,250,000 vesting 15 days after the execution of agreement. The Company has expensed $42,500 as consulting fees per the agreement. This agreement was terminated by mutual consent of the parties on April 30, 2005, no other shares have been issued.

On February 1, 2005, the Company entered into a financial consulting agreement with Pylon Management, Inc. expiring on December 31, 2005. Pursuant to the agreement, Pylon Management will be compensated for services in the form of option to purchase up to 18,500,000 shares of the Company’s common stock at $0.02 per share. The Company has granted 3,500,000 options. This agreement was terminated by mutual consent of the parties on July 1, 2005, no other options have been issued.

On February 10, 2005, the Company entered into a six-month consulting agreement with Victor Pallante for financial advisory services in exchange for cash in the amount of $50,000 due upon execution of the agreement and 5,000,000 shares of the Company’s $0.001 par value common stock to be considered earned over the term of the agreement and issued incrementally. The company has issued 3,000,000 of the agreed upon compensation shares. As of September 30, 2005, the Company recorded an accrued liability in the amount of $22,000 representing the 2,000,000 shares due to Mr. Pallante. During the nine-months ending September 30, 2005, the Company has expensed consulting fees in the amount of $50,000 and share-based consulting fees in the amount of $67,000.

Note 7 - Stockholder’s equity

On September 27, 2005, the Company amended its Articles of Incorporation to increase its authorized shares. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as designated as Series C, 1,000 shares are designated as Series D, and 1,750,000,000 shares of $0.001 par value common stock.

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

On February 7, 2005, the Company reached an agreement with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“the Purchasers”) whereby the Purchasers acquired 20,000 shares of the Company’s Series “C” preferred stock for cash in the amount of $2,000,000. Each share of preferred series “C” stock is convertible into shares of the Company’s common stock at a rate equal to 80% of the market price prior to conversion. The Company will also issue 100,000,000 warrants to purchase shares of the Company’s common stock, 50,000,000 of the warrants having an exercise price of $0.02 and 50,000,000 having an exercise price of $0.03. The value of the warrants, using the Black-Scholes pricing model, was $100,000 recorded as a financing expense.

Series D convertible preferred stock

Holders of series “D”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “D” convertible preferred stock may be converted, the number of shares into which one share of Series “D” Preferred Stock shall be convertible shall be determined by dividing the Series “D” Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $0.02 per share. Series “D” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “D” convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five-tenths percent. Series “D” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

On March 14, 2005, the Company issued 42,500,000 shares of its $0.001 par value common stock pursuant to the “Agreement and Plan of Merger,” entered into on November 4, 2005, to the shareholders of CareGen, Inc. (see note 3). The Company recorded an investment in the amount of $42,500. Additionally, the Company issued 10,000,000 shares of common stock to various individuals for cash in the amount of $28,050 and services valued at $151,950, which were expensed as stock-based compensation for consulting services as of September 30, 2005.

On March 14, 2005, the Company issued 17,500,000 shares of its $0.001 par value common stock in exchange for services rendered in connection with financial consulting, valued at $190,000, and cash in the amount of $125,000.

April 5, 2005, the Company issued 14,750,000 shares of its par value common stock in exchange for services rendered in connection with various consulting agreements. The value of the services is $184,500, the fair market value of the underlying shares.

On May 5, 2005, a note holder elected to convert its face value note in the amount of $101,600 into 10,796,828 shares of the Company’s $0.001 par value common stock for full satisfaction of the loan plus accrued interest in the amount of $60,352.

On June 28, 2005, a note holder elected to convert its face value note in the amount of $114,350 into 16,090,000 shares of the Company’s $0.001 par value common stock for full satisfaction of the loan plus accrued interest of $14,370. The common shares were issued on August 1, 2005.

On August 2, 2005, the Company issued 12,658,664 shares of our $0.001 par value common stock valued at $12,659 in exchange for 5,433,753 shares in Pharma Tech.

On August 8, 2005, the Company issued 1,010,101 restricted shares of our $0.001 par value common stock valued at $14,141 to Lippert Heilshorn & Associates in exchange for investor relation services performed pursuant to a consulting agreement.

On September 28, 2005, the Company issued 2,000,000 restricted shares of our $0.001 par value common stock valued at $22,000 to Svetislav Millic pursuant to terms of an Intangible Property License Acquisition Agreement dated June 7, 2005.

On September 28, 2005, the Company issued 2,000,000 restricted shares of our $0.001 par value common stock valued at $22,000 to Nathan Kaplan pursuant to terms of an Intangible Property License Acquisition Agreement dated June 7, 2005.

On September 28, 2005, the Company issued 100,000 shares of our $0.001 par value common stock to Jeff Stanlis. Mr. Stanlis provided copy writing and editing services to the company. The value of the services provided was $800.

There have been no other issuances of preferred or common stock as of September 30, 2005.

Note 8 - Warrants and options

Warrants

During the nine-moths ended September 30, 2005, the Company issued 100,000,000 warrants to purchase shares of the Company's common stock. 50,000,000 of the warrants having an exercise price of $0.02 and 50,000,000 having an exercise price of $0.03. The value of the warrants, using the Black-Scholes pricing model was $100,000 and this was recorded as financing expense.

Options

On February 15, 2005, the Company granted stock options to three of its officers and director, to purchase 63,000,000 shares of $0.001 par value common stock at a strike price of $0.02 per share pursuant to the Company’s 2005 Stock Option Plan. The value of the options on the grant date using the Black-Scholes Model is $115,290, which has been recorded as stock-based compensation expense on the Statement of Operations as of September 30, 2005.

The following is a summary of activity of outstanding stock options under the 2003-2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2005	5,400,000	-

Options granted	63,000,000	$0.021
Options exercised	-	-

Balance, September 30, 2005	68,400,000	0.021

Exercisable, September 30, 2005	68,400,000	$0.021

The following is a summary of information about the 2003-2005 Stock Option Plan options outstanding at September 30, 2005

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.021	68,400,000	3 years	$.021	68,400,000	$0.021

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2005	2004

Average risk-free interest rates	3.50%	5.05%
Average expected life (in years)	3	2
Volatility	0%	51%

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

Note 9 - Subsequent events

On October 1, 2005, the Company granted options to purchase 8,500,000 shares of our common stock at an exercise price of $0.0005 per share to Barbara Asbell pursuant to a consulting agreement dated October 1, 2005. On October 1, 2005, Ms. Asbell exercised the 8,500,000 options and 8,500,000 shares were issued.

On October 1, 2005, the Company granted options to purchase 8,750,000 shares of our common stock at an exercise price of $0.0005 per share to Anthony Quintiliana pursuant to a consulting agreement dated October 1, 2005. On October 1, 2005, Mr. Quintiliana exercised the 8,750,000 options and 8,750,000 shares were issued.

On October 3, 2005, the Company issued 217,500 shares of our $0.001 par value common stock to Mordechi Mittledorf in exchange for stock-based consulting services provided by Mr. Mittledorf.

On October 3, 2005, the Company issued 217,500 shares of our $0.001 par value common stock to Isaac Orzechowitz in exchange for stock-based consulting services provided by Mr. Orzechowitz.

On October 3, 2005, the Company issued 100,000 shares of our $0.001 par value common stock to Joseph Makowsky in exchange for stock-based consulting services provided by Mr. Makowsky.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	the unavailability of funds to maintain operations; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are a Wi-Fi PDA technology provider to the lodging and satellite media industries, a developer of patent-pending technologies for e-health and EMR applications and a distributor of life-saving prescription drugs. Our proprietary ResidenceWare, MD@Hand and Satelink technologies manage critical data, enhance productivity and e-commerce, and facilitate communication with applications in the healthcare, apartment, hotel/motel and satellite rebroadcast industries.

Our principal business objective is to provide information technology (IT) for use with Internet-based communication, and network software systems and applications, that reside on and function through a Windows CE-Based PDA- available from most major computer brands such as Sony, Dell, IBM and Palm -to the medical fields and the real estate industry.

Our software operates on any Microsoft Windows CE "Pocket PC" based handheld device, either in a wireless or "wired" mode. The local host for our PDA devices is a Windows (9X, NT, XP or later) based PC, which, in turn, permits one to eight of the aforementioned PDA's to be linked to either a medical network or hotel/motel wide area network, or help-desk network, and allows each PDA to become a uniquely identified mobile node on that network, independent of PC linkage, thereby, assisting the professional, whether he be a doctor, hotel owner, hotel guest or satellite broadcast technician.

Our medical field objectives include:

1.

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

2.

Provide, as an emerging Internet pharmacy, retail drug prescriptions fulfillment with the goal of delivering affordable, discounted prescriptions to the millions of uninsured and underinsured consumers in the United States.

3.

Combining our newly acquired wholesale and retail drug distribution with our PDA technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

4.

The practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients now that our new prescription drug distribution business is coming on-line.

Our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

CN Pharmacy Agreement

On June 7, 2005, we and our subsidiary PDA Services, Inc. (collectively “INCA”) entered into an exclusive agreement with Colonia Natural Pharmacy, Inc., a New Jersey corporation, also known as CN Pharmacy, and individuals Mr. Svetislav Milic and Mr. Nathan Kaplan. There are no material relationships between us or our affiliates and any of the parties, other than in respect of the material definitive agreement.

Under the terms of the “Intangible Property License Acquisition Agreement”, Mr. Svetislav Milic, will transfer, register and convey, and INCA or its subsidiary shall receive, free and clear of all liens, encumbrances and liabilities, the wholesale drug distribution license (License Number 5003178) granted to Mr. Svetislav Milic by the State of New Jersey, and all rights and benefits thereto, plus the goodwill and know-how of Svetislav Milic, and other related rights granted the Licensee by virtue of this conveyance. Unless otherwise agreed to, Milic shall remain the control party of the transferred license for a period of three years after transfer, registration and conveyance.

In tandem with the Intangible Property License Acquisition Agreement, the parties entered into an “Exclusive Agreement Regarding Wholesale Drug Distribution License and Wholesale Drug Distribution

Operations” wherein the conveyance shall include the rights to use of Colonia Natural Pharmacy Inc.’s office and warehouse facility approved for the storage and delivery of pharmaceuticals, and CNP will have no role, and thus, no responsibility or liability, in the conduct of the “d/b/a” business, including ordering, distribution, or business management of the wholesale business conducted by INCA.

As consideration for the conveyance, we agreed to issue to the grantor(s) four million (4,000,000) shares of restricted common stock, plus twenty-percent (20%) of the Registrant’s ownership in PDA Services, Inc., the license transfer, registration and conveyance target company. In addition, on each anniversary date after the conveyance, we will issue to the grantor(s) an additional one million (1,000,000) shares of restricted common stock.

MAG Entities Agreement

On August 25, 2005, we formalized an agreement with Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and M.A.G., Capital, LLC, (collectively, the “MAG entities”) with respect to the registration default under Paragraph 8 of that certain Subscription Agreement dated February 7, 2005 by and between the parties (the “Subscription Agreement”). In consideration for the payment of the aggregate sum of $10,000 cash plus execution of the Secured Promissory Notes and Security Agreement attached as exhibits to the 8-K filed on October 21, 2005, the MAG entities agreed to waive the liquidated damages provision of Paragraph 10 with respect to any additional liquidated damages which may accrue after August 23, 2005, with the understanding that such waiver shall not be deemed a waiver of any other rights to which the MAG entities may have at law or equity.

Results of Operations

The following overview provides a summary of key information concerning our financial results for the period ended September 30, 2005 and 2004.

	For the nine months ended		Increase
	September 30,		(Decrease)
	2005	2004

Revenue, net	$4,177,454	$181,108	$3,996,346
Cost of sales	3,717,284	-	3,717,284

Gross profit

Expenses:
Hardware costs	48,743	185,431	(136,688)
General & administrative expenses	346,829	185,338	161,491
Consulting	16,400	26,800
Payroll expense	624,633	265,011	359,622
Officers compensation	123,750	-	123,750
Professional fees	448,662	330,314	118,348
Stock-based compensation for employees	115,290	33,600	81,690
Stock-based compensation for professional fees	159,750	-	159,750
Stock-based compensation for consulting Services	462,789	1,399,369	(936,580)
Software development	-	141,240	(141,240)

Impairment loss on operating assets	-	278,428	(278,428)
Depreciation	39,410	77,787	(38,377)
Total expenses	2,396,655	2,896,518	(499,863)

Net operating (loss)	(1,936,485)	(2,715,410)	(778,925)

Other income (expense):
Loss on settlement	(196,153)	(377,136)	(180,983)
Loss - related party	(221,680)	-	221,680
Interest income	13,861	2,204	11,657
Merger expenses	(104,015)	-	104,015
Financing costs	(353,500)	(408,255)	(54,755)
Interest expense	(394,192)	(74,301)	319,891

Net (loss)	$(3,176,098)	$(3,572,898)	$(396,800)

Period ended September 30, 2005 compared to September 30, 2004

Revenue: Total revenue was $4,177,454 and $181,108 for the nine-month period ended September 30,  2005 and 2004, respectively. Historically, we have been in development stage. Our increase in revenue of $3,996,346 is due to commencement of operations in 2005. We cannot guarantee with certainty when we will begin to generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications as well as our growth in pharmaceutical sales.

Cost of sales: Consists of our cost of products held for resale. Cost of sales totaled $3,717,284 and $-0- for the nine-month period ended September 30, 2005 and 2004, respectively. The increase of $3,717,284 is also a result of our commenced operations in 2005.

EXPENSES

General and administrative: Our general and administrative expenses relate to the overhead costs of our corporate office. General and administrative expenses for the nine-month period ended September 30, 2005 were $346,829 compared to $185,338 for the nine-month period ended September 30, 2004 for an increase of $161,491. This increase is attributable to the additional overhead incurred with the commencement of operating activities.

Consulting expenses were $26,800 and $-0- for the nine months ended September 30, 2005, respectively. The increase is a result of additional services incurred in connection with our financing activities during the period ended September 30, 2005 compared to 2004.

Payroll expenses were $748,383 and $265,011 for the nine-month period ended September 30, 2005 and 2004, respectively. Payroll expense consists of management and employee salaries and has increased $483,372. The increase is due to the addition of new employees and management to oversee the launch of our prescription drug and diagnostics channel business and our software systems, communication tools and suite of software applications.

Professional fees were $448,662 and $330,314 for the nine-month period ended September 30, 2005 and 2004, respectively resulting in an increase of $118,348. The increase is a result of additional legal fees incurred in connection with our financing activities during the period ended September 30, 2005 compared to 2004.

Stock-based compensation was $737,829 and $1,432,969 for the nine-month period ended September 30, 2005 and 2004 respectively. The decrease of $695,140 was the result of our prior efforts to conserve our cash resources during fiscal, 2004 whereby we retained the services of outside consultants and specialty service providers who agreed to provide services in exchange for our common stock in lieu of cash.

Software development costs were $-0- and $141,240 for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease is a result of our completion of prior development efforts. We will continue to maintain and enhance our existing software as well as continue to focus on integrating our software systems, communication tools and suite of software applications with those of our partners.

Hardware costs were $48,743 and $185,431 for the nine-month periods ended September 30, 2005 and 2004, respectively resulting in a decrease of $136,688. Hardware costs represent our PDA based ResidenceWare products associated with the purchase and installation of computer server hardware at our hotel/motel customer sites. Our decrease was the result a decrease in our ResidenceWare sales during 2005.

Impairment loss on operating assets was $-0- and $278,428 for the nine-month periods ended September 30, 2005 and 2004 respectively. It is our company policy to periodically review all assets for impairment. Impairments are recognized in operating results to the extent that carrying values exceeds discounted cash flows of future operations. As of September 30, 2005, no impairment was identified.

Depreciation expense totaled $39,410 and $77,787 for the nine-month periods ended September 30, 2005 and 2004 respectively. Our decrease is a result of the impairment of assets recorded as of December 31, 2004.

Operating expenses totaled $2,396,655 and $2,896,518 for the nine-month periods ended September 30, 2005 and 2004, respectively resulting in an overall decrease in expense of $499,863. The decrease was primarily the result of our decrease in stock-based compensation agreements.

Net operating loss was $1,936,485 and $2,715,410 for the nine-month periods ended September 30, 2005 and 2004, respectively. Our net operating loss decreased in the amount of $778,925 as a result of increased gross profit and a decrease in expenses due to our commencement of operations.

Loss on debt settlement: we retired past debts valued at $417,833 and $377,136 for the nine-month periods ended September 30, 2005 and 2004, respectively. We periodically review the collectibility of all outstanding debts and when it is determined that the potential for collection is limited, we record a write-off of the outstanding balance. As of September 30, 2005, our write-down increased in the amount of $40,697.

Interest income was $13,861 and $2,204 for the nine-month periods ended September 30, 2005 and 2004, respectively resulting in an increase of $11,657. The increase was a result of our increased cash from operations available for deposit to interest bearing accounts.

Financing costs totaled $353,500 and $408,255 for the nine-month periods ended September 30, 2005 and 2004 respectively for a decrease of $54,755. The decrease was the result of our reduction in financing arrangements entered into in the current year.

Interest expense was $394,192 and $74,301 for the nine-month periods ended September 30, 2005 and 2004, respectively resulting in an increase of $319,891. The increase is a result of additional interest incurred on current debt obligations for failure to comply with all terms of the agreements.

Net(loss) from operations was $3,176,098 and $3,572,898 for the nine-month periods ended September 30, 2005 and 2004. Our decrease in net loss of $396,800 is the result of increased revenues and a decrease in overall expenses. We expected to continue to incur losses from operations until such time as revenues can be generated to cover all overhead and financing costs.

Three-months ended in 2005 compared to three-months ended in 2004

	For the three months ended
	September 30,		Increase
	2005	2004	(Decrease)

Revenue, net	$1,007,217	$51,670	$955,547
Cost of sales	953,391	-	953,391

Gross profit	53,826	51,670	2,156

Expenses:
Hardware costs	5,778	95,638	(89,860)
General & administrative expenses	104,214	44,020	60,194
Payroll expense	220,316	100,066	120,250
Professional fees	90,135	36,459	53,676
Stock-based compensation for employee Benefits	-	33,600	(33,600)
Stock-based compensation for professional fees	-	-	-
Stock-based compensation for consulting Services	64,159	410,850	(346,691)
Software development	-	54,932	(54,932)
Impairment loss on operating assets	-	-	-
Depreciation	13,137	19,842	(6,705)
Total expenses	514,138	795,407	(281,269)

Net operating (loss)	(460,312)	(743,737)	(283,425)

Other income (expense):
Loss on settlement	(107,500)	-	107,500
Loss - related party	(85,430)	-	85,430
Interest income	4,845	1,200	3,645
Merger expenses	-	-	-
Financing costs	(39,500)	-	39,500
Interest expense	(185,270)	(21,000)	164,270

Net (loss)	$(873,167)	$(763,537)	$109,630

Three Months Ended in 2005 Compared to Three Months Ended in 2004

Revenue was $1,007,217 and $51,670 for the third quarter of 2005 and 2004, respectively. Historically, the Company has been in a development stage. Our increase is a result of our commencement of operations. As we emerge from the development stage, we have begun to generate revenue through our ResidenceWare and pharmaceutical supply sales.

Cost of sales totaled $953,391 and $-0- for the third quarter of 2005 and 2004, respectively. The increase in cost of sales is the direct result of our commencement of operations compared to our development stage during prior years.

EXPENSES

General and administrative expenses were $104,214 and $44,020 for the three-month periods ended September 30, 2005 and 2004 resulting in an increase of $60,194. We anticipate continued increases in expenses of office and overhead-related supplies in conjunction with the generation of revenues from commenced operations.

Payroll expense was $220,316 and $100,066 for the three-month periods ended September 30, 2005 and 2004, respectively. The increase of $120,250 is the result of increased staffing requirements due to the commencement of our business operations.

Professional fees were $90,135 and $36,459 for the three-month periods ended September 30, 2005 and 2004, respectively. The credit reflected during the three-month period ended September 30, 2005 was the result of a reclassification of professional fees paid with stock in lieu of cash to stock-based compensation. Our cash paid professional fees remained the same.

Stock-based compensation was $64,159 and $444,450 for the three-month periods ended September 30, 2005 and 2004, respectively. The decrease of was the result of our prior efforts to conserve our cash resources during fiscal, 2004 whereby we retained the services of outside consultants and specialty service providers who agreed to provide services in exchange for our common stock in lieu of cash.

Software development was $-0- and $54,932 for the three-month periods ended September 30, 2005 and 2004, respectively. The decrease is a result of our completion of prior development efforts. We will continue to maintain and enhance our existing software as well as continue to focus on integrating our software systems, communication tools and suite of software applications with those of our partners.

Hardware costs were $5,778 and $95,638 for the three-month periods ended September 30, 2005 and 2004, respectively resulting in a decrease of $89,860. Hardware costs represent our PDA based ResidenceWare products associated with the purchase and installation of computer server hardware at our hotel/motel customer sites. Our decrease was the result a decrease in our ResidenceWare sales during 2005.

Depreciation expense was $13,137 and $19,842 for the three-month periods ended September 30, 2005 and 2004, respectively. This represents depreciation of our assets and has decreased due to the asset impairment recognized as of December 31, 2004.

Total operating expenses were $524,138 and $795,407 for the three-month periods ended September 30, 2005 and 2004, respectively. The decrease in total operating expenses was primarily the result of lower overhead costs and a reduced need to engage outside service providers and consultants.

Net operating (loss) for the three-month periods ended September 30, 2005 and 2004 was $460,312 and $743,737. Our net operating loss decreased from due to the elimination of the impairment loss recognized during 2004 and a reduced need for outside service providers who were primarily engaged to facilitate our recent acquisition.

Loss on debt settlement, we retired uncollectible debts valued at $107,500 during the three-month period ended September 30, 2005 compared to $-0- for the three-month period ended September 30, 2004.

Interest income was $4,845 and $1,200 for the three-month periods ended September 30, 2005 and 2004 respectively. An increase in the amount of $3,645 was realized due to the increased cash from operations available for deposit into interest bearing accounts.

Interest expense was $185,270 and $21,000 for the three-month periods ended September 30, 2005 and 2004, respectively. This increase in expense is a result of our financing arrangements with Mercator, etal.

Net (loss) from operations was $873,167 and $763,537 for the three-month periods ended September 30, 2005 and 2004, respectively. Our overall increase in net loss is the result of increased operating expense resulting from the commencement of operations. We expect our net losses from operations to decrease as our revenue increases.

Operation Plan

During the next 12 months we plan to continue to focus our efforts on the following primary businesses:

•

Providing medical communication devices based on networks of personal digital assistants (PDA). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers;

•

The distribution of medical diagnostic products primarily aimed at institutions that service patients with diabetic and asthma related diseases and ailments. Our current market focus for these products is the long term care sector of the larger healthcare market, however we plan to expand into additional sectors;

•

The distribution and fulfillment of prescriptions for ethical pharmaceuticals primarily aimed at the indigent and uninsured sectors of the greater medical service markets. Our first market focus for these products will be those state Medicaid and Federally chartered clinics (and initiatives) where funding for pharmaceutical fulfillment enterprises exists;

•

Building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests; and

•

Providing the cable and wireless communication industries and media enterprises with networks of personal digital assistant (PDA) technologies that link field-based installation and repair personnel with central offices for the exchange of customer order and subscription information.

Past and Future Projected Budget Expenses and Projected Milestones

Our forecasted use of funds through March 31, 2006:

Use of Funds	Expenditure	Rationale
Anticipated Licensing and physical plant for of Retail Pharmacy	$150,000

In June 2005 the company was contacted by an Economic Development Commission nearby to Fargo, ND. The EDC made a proposal, which we have accepted. We are now in the process of completing plans to build a mail order pharmacy close to Fargo, ND and to hire an attending pharmacist to oversee this operation.

General and Administrative	$150,000

As the company's prescription drug business has expanded we have found it necessary to place management talent in those regions where our major business growth is taking place. We have budgeted $150,000 to hire, train and place regional management.

Sales and Marketing Retail Pharmacy	$275,000

We will require marketing materials, mailing materials, an advertising agency and regional promotion of our retail pharmacy geared toward the uninsured and underinsured. We intend to execute these activities in phases. Phase 1 is anticipated to cost $275,000 and has been so budgeted.

Technology Implementation (MD@Hand)	$250,000

The key to our entry into the provision of medications for the poor and underinsured is a vehicle that will deliver prescriptions to our mail order pharmacy in North Dakota. The cost to implement the company's MD@Hand technology and the cost of the people to implement our plans in this area is budgeted at $250,000.

Prescription Drug Inventory	$275,000	We anticipate a prescription drug inventory of $275,000 for our mail order pharmacy in North Dakota.
Education/Field Training	$120,000	The initial cost of training the pilot clinics to use our MD@Hand technology is estimated to be $120,000. We expect training and education costs to entail 4,250 man hours.
Sales and Marketing Wholesale Drug Line	$225,000

The company has made inroads in the distribution of wholesale prescription drugs. We have a presence in Southern California, New York/New Jersey and South Florida. The company plans to expand its operations into Texas and the heart of the Midwest. We budget $225,000 for these expansion activities.

Cash anticipated CareGen acquisition	$95,000	We have expended $95,000 since our acquisition of CareGeneration, Inc. for the consolidation of activities. We do not expect additional expenditures.
Total	$1,265,000

Our anticipated milestones through March 31, 2006:

Activity	Anticipated Completion Date	Completion Date
Close Acquisition of CareGeneration, Inc.	March, 2005	Acquisition Closed (pending Complaint)

File for Retail Pharmacy license (AZ)	April, 2005	Completed, November, 2005
File for additional wholesale license (NJ)	May, 2005	Completed, July, 2005
Receive Retail license	June, 2005	Granted license from New Jersey.
Receive additional wholesale license	June 2005	Granted license from North Dakota on July 6, 2005
Secure supplier agreements (retail pharmacy)	June, 2005	Completed, July 7, 2005
Secure mail order pharmacy space, build inventory	July 2005	Completed, July 7, 2005; awaiting build-out
Add sales and marketing staff	August, 2005	We have increased our staff throughout 2005
Begin marketing HUD pilot	October 2005	Begun October 17, 2005
Receive Retail license from Arizona and North Dakota	November, 2005	Permit Number 4374 was granted by the Arizona State Board of Pharmacy to our subsidiary Pharma Tech Solutions, Inc. on November 16, 2005.
Initiate marketing to Medicaid clinics	January 2006

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we believe we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

Internal and External Sources of Liquidity

On February 7, 2005, we reached an agreement with three entities: Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (collectively the "investing entities"). Under this agreement, in return for a total investment of $2,000,000 USD from the investing entities, the last portion of which was received on February 22, 2005, instaCare agreed to issue and sell to the Purchasers an aggregate of: (a) Twenty Thousand (20,000) shares of our Series "C" Convertible Preferred Stock, $1,000.00; and, (b) One Hundred Million (100,000,000) warrants to acquire up to One Hundred Million (100,000,000) shares of our common stock, 50,000,000 of the warrants having an exercise strike price of $0.02 and 50,000,000 of the warrants having an exercise strike price of $0.03.

Holders of series "C": convertible stock shall not have the right to vote on matters that come before the stockholders. Series "C" convertible preferred stock may be converted, the number of shares into which one share of Series "C" Preferred Stock shall be convertible shall be determined by dividing the Series "C" Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $0.02 per share. Series "C" convertible stock shall rank senior to common stock in the event of liquidation. Holders' of Series "C" convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series "C" convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

The number of shares the investing entities wish to convert and those warrant shares that any of the investing entities may acquire at any time are subject so that the aggregate number of shares of common stock of which such investing entities and all persons affiliated with the investing entities have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) remains less than ten percent of our then outstanding common stock.

On February 7, 2005, the Board of Directors approved the issuance of warrants to purchase 100,000,000 shares of our common stock to Mercator LLP in connection with financing arrangements. Such warrants are exercisable over a period of three years at an exercise price of $0.02 for the initial 50,000,000 shares and $0.03 for the remaining 50,000,000 shares. The value of the warrants using the Black-Scholes pricing model was $100,000, which was recorded as financing costs as of March 31, 2005.

On February 10, 2005, we entered into a Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of this new agreement; on March 24, 2005, Pinnacle agreed to pay us $340,000 and (2) pay to Pinnacle's designee, CJR Capital, LLC, $60,000 towards Pinnacle's due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.025.

In addition to the above, we agreed: (1) to deliver to Pinnacle's counsel an additional 83,000,000 shares of our common stock as additional escrow security, (2) issue to Pinnacle's designee, CJR Capital, LLC, 4,000,000 shares of our common stock towards Pinnacle's due diligence and legal expenses related to the revision of the Note; (3) issue to Pinnacle 9,000,000 shares of instaCare's common stock as a loan re-initiation fee; and (4) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing March 24, 2005, Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full. We have recorded a financing expense in the amount of $227,500, the fair market value of the underlying shares. All of the shares required under the Note were delivered.

M and E Equities, LLC Renegotiated Note

Based on terms negotiated on March 4, 2002, and after a further documentation process that was completed on April 23, 2003, Medicius, Inc. our merger partner in our June 2002 merger was loaned $475,000 from M and E Equities, LLC (M&E). A condition of the loan stipulated that Medicius, Inc. complete its merger with us and become a fully reporting public company. As of December 31, 2003, after partial payment of interest and principal and a settlement of a legal dispute that arose over this note and other issues, the remaining value of the note and accrued interest was $522,527. On March 2, 2004, we renegotiated our debt with M&E. the terms of the agreement are stipulated as follows:

1.

$320,000 is paid to M&E by Wells & Company, Inc., Lima Capital, Inc., JC Financial and Corporate Architects, Inc. to satisfy a remaining principal amount of $400,000. We were informed that theses four entities purchased the note from M&E for investment purposes. At the time of the M&E Note transaction Wells & Company was a consultant to us providing merger and acquisition and strategic planning consultation to the officers of instaCare. Subsequently Wells & Company and Corporate Architects, Inc. have from time to time provided consulting services to us in the area of mergers, acquisitions consulting and introductory services to potential merger partners. We have no relationship with either Lima Capital, Inc. or JC Financial.

2.

M&E agreed to transfer 10,000,000 of the Class A Warrants, formerly issued by Medicius, Inc. with an expiration date of January 5, 2005 to Empyreon.net for $30,000 and 2,000,000 Class A Warrants to Mr. Moshe Mendlowitz for $20,000. We incurred financing costs during the year ended December 31, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

3.

The outstanding note balance of $200,526 was recapitalized into 207,526 shares of our $0.001 par value Class A Convertible Preferred Stock and registered in M&E's name. Each share of Class A 2002 Convertible Preferred Stock is convertible into 18 shares (3,717,468 total) of our $0.001 par value common stock at $0.055556 per share. M&E agrees to hold the Preferred Shares for a minimum of one year, pursuant to Rule 144, with no conversions allowed during that period of time. After one year, M&E may convert and sell only 500,000 shares of our $0.001 par value common stock every 60 days as permissible by Rule 144.

The February 2005 investment by Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and the additional investment by Pinnacle Investment Partners, LP raised a total of $2,400,000. These funds were raised to facilitate our acquisition of CareGeneration, Inc., which was accomplished on February 25, 2005, and the investment required to plan, acquire and market the anticipated "closed door" internet pharmacy. We believe our cash and cash equivalents of $1,849,198 will be sufficient to fund ongoing fiscal 2005 and 2006 operations and provide for our working capital needs. Our current ratio as of March 31, 2005 was 1.92 given current assets of $2,774,900 and current liabilities of 1,446,883. Current ratio is calculated by dividing current assets by current liabilities. This ratio relates to our ability to pay short-term debt as it becomes due. Our ability to continue as a going concern is contingent upon our ability to achieve and maintain profitable operations. Revenues generated over and above expenses will be used for further development of our services, to provide financing for marketing and promotion, to secure additional customers, equipment and personnel, and for other working capital purposes.

Since inception, we have financed our cash flow requirements through the issuance of common stock and through the issuance of notes. During our normal course of business, we will experience net negative cash flows from operations, pending receipt of revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2005, our cash balance was $1,219,836. We believe that this amount will provide sufficient cash for the next 6 months. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Since inception, we have financed cash flow requirements through debt financing and the issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Summary of product and research and development that we have accomplished and that we will continue to perform for the term of our plan.

Hotel/Motel Convenience Products

Historically hotels and motels have adopted specific technology that enhances the utility of either the in-room telephone(s) or the in-room cable linked television. Thus, most of the innovations in hotels and motels have leveraged devices where innovation is waning. The electronics in telephones and telephone systems are limited and, and the television's design tends to limit its utility to one-way communication directed at the person watching. Even add-on devices such as satellite boxes for televisions and streaming LCD's for telephones add only limited functionality. The person operating the telephone or television must do something away from that device should something of interest catch their eye. Thus local merchants who may opt to advertise their products and services via closed circuit television or a streaming LCD on a telephone hope that the person watching will remember their message and visit their establishment or call for service.

Our products for hotels and motels are two-way devices. Local merchants who opt to advertise via our wireless networks through the use of our wireless ResidenceWare devices are assured that if the person viewing the advertisements sees something of interest, commerce can immediately be initiated at the device.

Revenue and Sales Generation

We are focused on expanding our point-of-care software, and indigent patient care pharmaceutical fulfillment and electronic prescriptions processing system as well as our new ResidenceWare and SateLink product lines to increase revenues. With our recently acquired distribution and storage licenses granted from the state of New Jersey and North Dakota we have increased both revenue and sales. Currently, however, we are dependent on two customers for this product line: Novex International and Purity Wholesale Grocers, which collectively accounted for ninety (90%) percent of our revenues during the first and second quarter of 2005.

Prescription Drug Distribution and Delivery

The retail prescription business - often subsidized or funded by government benefits -- is a development stage enterprise moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products. As part of our acquisition of CareGeneration, Inc. we also acquired a proprietary retail mail order methodology for the distribution of pharmaceutical and healthcare supplies. We are now in the early stages of marketing pharmaceutical and healthcare supplies through mail order to minority and citizen organizations (religious groups, unions, etc.). We have also begun the process of contracting to offer discounted pharmaceutical and healthcare supplies marketed by mail order to state Medicaid and the Federal Medicare plans.

Hotel/Motel Convenience Products

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

Primary Services and Product lines

With our new prescription drug distribution business now coming on-line, we have decided to begin the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. To date we have entered into verbal agreements with distribution arms of two major manufactures and distributors of competing diabetic diagnostic products. We hope to conclude these negotiations and enter prime distribution agreements with these manufacturers during the fourth quarter of 2005. We plan to add more of these diagnostic products as we further specialize into this medical niche.

Our point of care software, and indigent patient care pharmaceutical fulfillment and prescriptions processing system can improve patient safety and reduce avoidable health care costs by decreasing prescription errors due to hard-to-read physician handwriting and by automating the process of checking for drug interactions and allergies. E-prescribing can also help make sure that patients and health professionals have the best and latest medical information at hand when they make important decisions about choosing medicines and enabling beneficiaries to get the most benefits at the lowest cost.

We also market products that compete in the real-estate management, hotel/motel and lodging sector. Our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Prescription Drug Distribution and Delivery

Our primary goals for our products to these markets are:

a.

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

b.

Provide, as an emerging Internet pharmacy, retail drug prescriptions fulfillment with the goal of delivering affordable, discounted prescriptions to the millions of uninsured and underinsured consumers in the United States.

c.

Combining our newly acquired wholesale and retail drug distribution with our PDA technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

d.

The practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients now that our new prescription drug distribution business is coming on-line.

On November 16, 2005 the company, through its Pharma Tech Solutions, Inc. subsidiary, was granted a retail pharmacy license by the Arizona State Board of Pharmacy. This license, Board of Pharmacy Permit Number 4374, is believed by management to be was a key ingredient to fulfilling company’s business plan. This license will allow the company to directly fill prescriptions, rendered by physicians for their patients using the company’s proprietary Wi-Fi technologies and its novel use of the Internet, to securely relay the prescriptions electronically.

Hotel/Motel Convenience Products

We concentrate each of our marketing efforts in specific target geographic locations that permit the completion of our density strategy crucial to sustained penetration and long-term success. The creation of such networks will be conducted in multiple geographic locations simultaneously. Upon their completion in a particular geographic area the process employed is then introduced and replicated in other locations targeted for access. We believe that the products we market to hotels and motels are unique.

Expected Purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or anticipated to be needed in the next twelve months.

Significant changes in the number of employees.

We currently employ 18 employees, of which 9 are full time employees and 3 sales representatives. No full time employees are covered by labor agreements or employment contracts. We do not expect a significant change in the number of full time employees over the next 12 months.

Consultants

Diamond Hills Associates. On August 1. 2005, we entered into a consulting agreement with Diamond Hills Associates, wherein Diamond Hills agreed to provide us with healthcare business and medical IT consulting, plus medical pharmaceutical licensing, programs and entity acquisition planning and introductions consulting. Diamond Hills will devote at least twenty hours of professional time and attention to the Company per week, to use its best efforts to advance the business and welfare of the Company. The term of the agreement began on August 1, 2005 and will continue until December 31, 2006. We agreed to compensate Diamond Hills a consultancy fee of $3,000.00 per month, payable in installments twice per month.

Mr. Anthony Quintiliana. On October 1, 2005, we entered into a consulting agreement with Mr. Anthony Quintiliana, wherein Mr. Quinitiliana agreed to provide us with assistance to increase corporate awareness within the hotel, motel and lodging industry. The term of the agreement began on October 1, 2005 and will continue until December 31, 2005. We agreed to pay Mr. Quintiliana a consulting fee of $72,500. In lieu of cash payment, the parties agreed that the monies due to Mr. Quintiliana will be applied to the exercise of an option granted to him pursuant to an stock option agreement to purchase 8,750,000 shares of our common stock. The exercise price is $0.0005.

Ms. Barbara Asbell. On October 1, 2005, we entered into a consulting agreement with Ms. Barbara Asbell, wherein Ms. Asbell agreed to provide us with assistance to increase corporate awareness within the medical industry. The term of the agreement began on October 1, 2005 and will continue until December 31, 2005. We agreed to pay Ms. Asbell a consulting fee of $70,000. In lieu of cash payment, the parties agreed that the monies due to Ms. Asbell will be applied to the exercise of an option granted to her pursuant to an stock option agreement to purchase 8,500,000 shares of our common stock. The exercise price is $0.0005.

Sales Representative Agreement

On October 1, 2005, we entered into a sales representative agreement with E. Richard Milde, wherein Mr. Milde agreed to solicit orders for our products. We agreed to compensate Mr. Milde based on a draw against commission. The commission will be computed as follows: (a) 5% of net invoiced sales; (b) draw against commission will be paid bi-monthly at a rate of $750.00 per payment; and (d) social security will be withheld from said draw against commission. The commission will apply to all orders solicited by Mr. Milde or an agent of Mr. Milde and for which shipment has occurred. The term of the agreement began on October 1, 2005 and will continue until March 31, 2006.

Critical Accounting Policy and Estimates

Our discussion of financial condition and results of operations is based upon information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that effect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 2 to our financial statements included in our Form 10-KSB for the fiscal year ended December 31, 2004. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations, which require the application of significant judgment by our management.

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We plan to adopt 123R no later than July 1, 2005.

Off-Balance Sheet Arrangements.

As of September 30, 2005, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability generate revenue sufficient to continue as a going concern diminishing your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management. We are, and will be, heavily dependent on the skill, acumen and services of our CEO Robert Cox, interim CFO, Secretary and Treasurer, Keith Berman. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into a long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies.

Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personnel, our expectations of increasing our clientele could be hindered, and are profitability may be reduced.

Recent, and possible future issuances of common stock will have a dilutive affect on existing shareholders.

We are authorized to issue up to 1,250,000,000 Shares of common stock. As of November 15, 2005, there were 524,331,014 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

Our common stock has been relatively thinly traded, may experience high price volatility and we cannot predict the extent to which a trading market will develop.

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

We do not have the financial resources to litigate actions involving our copyrights or patent applications.

We have applied to receive patent rights, and trademarks relating to our software. However, patent and intellectual property legal issues for software programs, such as our products, are complex and currently evolving. Patent applications are secret until patents are issued in the United States, or published in other countries, therefore, we cannot be sure that we are first to file any patent application for our technologies, primarily the technology that allows for the safe, secure and near seamless transmission of sensitive medical information from the point of care, directly to our mail order pharmacy. Should any of our patent claims be compromised or if, for example, one of our competitors has filed or obtained a patent before our claims have been prosecuted, or should a competitor with more resources desire to litigate and force us to defend or prosecute any patent rights, our ability to develop the market for our mail order pharmacy could be severely compromised, for we do not have the financial resources to litigate actions involving our patents and copyrights.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Due to our increasing deficit and our lack of revenue sufficient to support existing operations, there is substantial doubt about our ability to continue as a going concern. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes There can be no assurance that we will have funds sufficient to continue operations, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in our common shares.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

Ronald Kelly and Kelly Company World Group

Ronald Kelly was the President and CEO of CareGeneration, which was merged with Pharma Tech Solutions, a subsidiary instaCare.  As a result of the merger, Ronald Kelly was appointed to the Board of Directors of InstaCare.  Mr. Kelly was removed from the Board of Directors on June 10, 2005, and approximately 10 days later tendered his resignation, without explanation.   As a further result of these events, we have brought a lawsuit against Mr. Kelly, Kelly Company World Group, Inc. et al.

On July 6, 2005, instaCare filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, Kelly Company World Group, Inc. et al., seeking damages for: 1. Fraud; 2. Declaratory Relief; 3. Breach of Fiduciary Duty; 4. RICO violations; 5. Injunctive Relief; 6. Conversion; 7. Breach of Contract/Breach of Corporate Merger Agreement; and, 8. Accounting and Ancillary Relief. We have sought the following damages: 1. For compensatory damages in accordance with proof at trial on each of the above causes of action; 2. For a declaration of rights under the Second Cause of Action; 3. On the Third, Fourth and Sixth Causes of Action, for general damages and punitive damages; 4. On the Fourth Cause of Action for injunctive relief and treble damages; 5. On the Fifth Cause of Action for injunctive relief; 6. On the Seventh Cause of Action, for compensatory damages and other relief in accordance with the Merger Agreement, which includes the transfer of the license for the wholesale drug distribution business, particularly the transfer to plaintiff the Illinois license relating to the sale and storage of pharmaceutical products; 7. On the Eighth Cause of Action for an accounting; 8. For an award of attorney’s fees and costs; and 9. For such other and further legal and equitable relief as the Court deems just and proper.

Mr. Kelly and Kelly Co. World Group, Inc. have answered the complaint and discovery has commenced. Subsequent to the receipt of Mr. Kelly’s answer, Kelly’s counsel resigned, and on October 19, 2005 new counsel has substituted in.

Neither our subsidiaries nor we are named defendants in any legal proceedings. Our recent acquisition target CareGeneration, Inc. ("CareGen"), was not subject to any legal proceedings at the closing of our acquisition.

In addition, Ronald Kelly, a former director and the controlling shareholder of the acquisition target Caregeneration, Inc., and Kelly Co. World Group, Inc. a corporation controlled by Mr. Kelly, are named parties in several other actions:

Ronald Kelly is the guarantor of a contract between Kelly Company World Group, Inc., an Illinois corporation, and Purity Wholesale Grocers, Inc. d/b/a Supreme Distributors Company ("Purity"), an Illinois corporation, in which Purity demanded payment of $1,905,972. The suit was filed in the Circuit Court of McDonough County, Illinois on August 6, 2004. This Breach of Guarantee suit is related to Kelly's guarantee of a contract that was disputed. Mr. Kelly's counsel represented to us that the parties to this suit were engaged in on-going settlement negotiations to resolve the matter. However, this representation was not factual and it was learned that Mr. Kelly consented to judgment in this matter in December 2004, subject to a plan of cure. We have subsequently discovered that Purity filed the Stipulation to Judgment in May 2005 and is now enforcing this judgment.

Ronald Kelly is a named party in a suit titled World Automated Systems, Ltd. et al vs. Omni Cellular, Ltd. et al. The suit alleges Breach of Contract, Fraudulent Misrepresentation, Fraud, Consumer Fraud, and Deceptive Business Practice and Conversion in the amount of $250,000.00 plus punitive damages and costs. The case was filed in Circuit Court of Cook County, Illinois on July 29, 2004. A motion to dismiss was filed on behalf of the defendants and subsequently the Plaintiffs filed a Motion for Leave to Amend Complaint. During a recent litigation search we discovered that this suit remains active and is progressing toward trial.

We were in the process of investigating additional litigation involving Mr. Kelly, or the corporations controlled by Mr. Kelly, that was not disclosed to us by his counsel during the Due Diligence phase of our acquisition of CareGeneration, Inc.

In April 2004 we entered into an agreement with DataFuzion, Inc. ("Fuzion"), a Colorado based medical software and medical systems company. Among other things, this agreement called for us to provide a license to DataFuzion which would authorize DataFuzion to utilize certain proprietary software systems, in addition to providing introduction to experts, agents and consulting service organizations that were capable of assisting Fuzion's stated desire to become a fully reporting public company. The agreement called for Fuzion to render 10% of its capital stock as consideration. As a portion of its consideration, we also agreed to advance certain monies to Fuzion's chosen experts for these services. We completed the introductions and advanced the funds called for under the agreement. In December 2004, after several attempts to compel Fuzion to render the shares called for under the agreement, we discovered that Fuzion was in fact holding merger discussions with Omni Medical Holdings Inc., a South Dakota based company. On March 1, 2005 we received notice that this merger had been completed. On March 8, 2005 we made claim for the shares called for under the agreement through written correspondence to both DataFuzion, Inc. and Omni Medical Holdings Inc. We have not as yet resolved our claims with DataFuzion, Inc. and its new corporate parent Omni Medical Holdings, Inc. (“Omni”).

On August 9, 2005, we filed suit against Investor Relations Services, Inc., a Florida corporation; Summit Trading Limited, a Foreign Corporation Incorporated under the Laws of the County of the Bahamas; Charles Arnold, an Individual, and Does 1 Through 20 Inclusive. This suit seeks a judgment for Declaratory Relief; and recession of the alleged agreements between InstaCare and the defendants. In addition, the complaint seeks damages for Intentional Interference with an Advantageous Business Relationships as a result of actions taken by the defendants. This case is filed in the Los Angeles Superior Court, and bears case number BC337976. The complaint has been served. Subsequently, counsel for the defendants filed a Motion to remand the suit to an arbitrator. A hearing has been scheduled to argue this Motion. The Motion has been opposed by instaCare. None of the defendants has filed an answer as of this date, although the defendants had previously been placed on notice of this lawsuit through correspondence to their counsel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2005, we issued 16,090,000 shares of our $0.001 par value restricted common stock, said issuance for the retirement and settlement of a short term note with Punchbuggy, Inc., prior to maturity, as of the period ended June 30, 2005. This note had a face value of $128,720. We relied on an exemption to registration under Section 4(2) of the Securities Act of 1933. The shares were provided to PunchBuggy, Inc. on August 1, 2005 who then subsequently determined to distribute said shares to its nominees.

On August 2, 2005, we issued 12,658,664 shares of our $0.001 par value common stock to stockholders of our subsidiary Pharma Tech Solutions, Inc. in exchange for 5,433,753 shares of Pharma Tech Solutions, Inc. The reason for this transaction was for the purposes of our business expansion of our prescription drug distribution business through acquisition transactions and we desired to raise our ownership in Pharma Tech to above 85%. Pursuant to this transaction we now hold 85.53% of Pharma Tech Solutions, Inc. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On August 8, 2005, we issued 1,010,101 shares of our $0.001 par value common stock (valued at $14,141) to Lippert Heilshorn & Associates as compensation for its consulting services. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 28, 2005, we issued 2,000,000 shares of our $0.001 par value common stock (valued at $22,000) to Svetislav Millic pursuant to terms of our Intangible Property License Acquisition Agreement dated June 7, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 28, 2005, we issued 2,000,000 shares of our $0.001 par value common stock (valued at $22,000) to Nathan Kaplan pursuant to terms of our Intangible Property License Acquisition Agreement dated June 7, 2005. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On September 28, 2005, we issued 100,000 shares of our $0.001 par value common stock to Jeff Stanlis for its copy writing and editing services rendered to the Company. The value of the services provided was $800. The shares were registered on Form S-8.

Subsequent Events

On October 1, 2005, we granted options to purchase 8,500,000 shares of our common stock (exercise price of $0.0005 per share) to Barbara Asbell pursuant to her consulting agreement dated October 1, 2005. Concurrently on October 1, 2005, Ms. Asbell exercised the 8,500,000 options and the 8,500,000 shares were issued. We believe that the issuance of the options and shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On October 1, 2005, we granted options to purchase 8,750,000 shares of our common stock (exercise price of $0.0005 per share) to Anthony Quintiliana pursuant to his consulting agreement dated October 1, 2005. Concurrently on October 1, 2005, Mr. Quintiliana exercised the 8,750,000 options and the 8,750,000 shares were issued. We believe that the issuance of the options and shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On October 3, 2005, we issued 217,500 shares of our $0.001 par value common stock to Mordechi Mittledorf pursuant to services provided by Mr. Mittledorf, who was at the time an existing shareholder. We believe that the issuance of the options and shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On October 3, 2005, we issued 217,500 shares of our $0.001 par value common stock to Isaac Orzechowitz pursuant to services provided by Mr. Orzechowitz, who was at the time an existing shareholder. We believe that the issuance of the options and shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On October 3, 2005, we issued 100,000 shares of our $0.001 par value common stock to Joseph Makowsky pursuant to services provided by Mr. Makowsky, who was at the time an existing shareholder. We believe that the issuance of the options and shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On November 16, 2005 the company, through its Pharma Tech Solutions, Inc. subsidiary, was granted a retail pharmacy license by the Arizona State Board of Pharmacy. This license, Board of Pharmacy Permit Number 4374, is believed by management to be was a key ingredient to fulfilling company’s business plan. This license will allow the company to directly fill prescriptions, rendered by physicians for their patients using the company’s proprietary Wi-Fi technologies and its novel use of the Internet, to securely relay the prescriptions electronically.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1*	Certification of Bob Cox, CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Keith Berman, CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Bob Cox, CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Keith Berman, CFO pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

(Registrant)

By:/s/ Keith Berman

Keith Berman, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: November 21, 2005