Form 10KSB
period 2005-12-31
instaCare Corp.
filed 2006-04-13
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33187

INSTACARE CORP.

(Name of small business issuer in its charter)

Nevada	91-2105842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2660 Townsgate Road, Sute 300
Westlake Village, California	91361
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number:	(805) 446-1973

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title if Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No     X

The issuer’s revenues for its most recent fiscal year ended December 31, 2005. $5,614,313.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 31, 2006 was $2,517,138 based on a share value of $0.46.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006 was 7,304,200 shares.

Transitional Small Business Disclosure Format (check one): Yes ___ No     X

INSTACARE CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

PART I
Page

Item 1.	Description of Business	2
Item 2.	Description of Property	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II

PART III

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	loss of customers or sales weakness;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures and/or general working capital; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “instaCare”, “the Company”, and similar terms refer to instaCare Corp.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Business Development

Throughout this filing all references to shares have been restated to reflect an 80:1 reverse stock split enacted on February 3, 2006.

instaCare Corp. was incorporated in the State of Nevada on March 2, 2001 as ATR Search Corporation (“ATR”). In June of 2002, ATR merged with Medicius, Inc. whereby Medicius remained as a wholly owned subsidiary of ATR. Following the merger the operations of Medicius were conducted through ATR and the former operations of ATR were conducted through CareTechnologies, LLC, a wholly owned subsidiary of ATR. Under the terms of the merger agreement, the stockholders of Medicius received 412,110 shares of ATR’s common stock and 103,028 warrants in exchange for 100% of the outstanding shares of Medicius’ common stock.

On August 2, 2002, we amended our Articles of Incorporation to change our name from ATR to CareDecision Corporation. CareTechnologies, LLC was dissolved on May 20, 2003, but CareDecision continued conducting all operations of CareTechnologies.

On November 19, 2004, we incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc.

On November 24, 2004, we entered into an Agreement and Plan of Merger, which was subsequently amended on December 27, 2004, among Pharma Tech Solutions, Inc. and CareGeneration, Inc., a Nevada corporation. This agreement included CareGeneration’s private acquisition of retail pharmaceutical license applications, client lists, receivables, business contacts, relationships, goodwill and the rights to use the wholesale pharmaceutical distribution license, trade names and sales names of Kelly Company World Group, Inc., a Delaware corporation. In February 2005, the merger was completed whereby CareGeneration merged with Pharma Tech wherein CareGeneration ceased to exist and Pharma Tech continued as a majority owned subsidiary. Pursuant to the merger agreement, the stockholders of CareGeneration received 39,750,000 shares of Pharma Tech’s common stock, equaling approximately 49% of the outstanding shares of Pharma Tech, and 531,250 shares of our common stock in exchange for all of the shares of CareGeneration’s common and preferred stock. In addition, we agreed to place 1,250,000 shares of our common stock in escrow, which could have been earned by the former stockholders of CareGeneration upon the achievement of certain revenue milestones from the period beginning on December 27, 2004 and ending, according to each respective milestone schedule, no later than December 31, 2005. Each share of the escrowed common stock was exchangeable for 0.04375 shares of Pharma Tech’s common stock issued to the stockholders of CareGeneration subject to certain milestones and share earn-outs listed below:

•

125,000 shares would be earned if Pharma Tech, either through its efforts or through the efforts of Ronald Kelly or Kelly Company World Group, achieved as a unit, $15 million in wholesale pharmaceutical revenues in any two calendar months beginning October 1, 2004 and ending no later than March 31, 2005.

•

250,000 shares would be earned if Pharma Tech, either through its efforts or through the efforts of Ronald Kelly or Kelly Company World Group, achieved as a unit, $50 million in wholesale pharmaceutical revenue in any two fiscal (calendar) quarters beginning on January 1, 2005 and ending no later than June 30, 2005.

•

125,000 shares would be earned if PharmaTech, either through its efforts or through the efforts of Ronald Kelly or Kelly Company World Group, raised $1.5 million or more in equity capital for CareDecision in the period beginning October 1, 2004 and ending no later than March 31, 2005.

•

625,000 shares would be earned if Pharma Tech, through its efforts or through the efforts of Ronald Kelly or Kelly Company World Group, achieved as a unit, $100 million in wholesale pharmaceutical revenue in calendar year 2005.

The milestones and share earn-outs expired on December 31, 2005. As of December 31, 2005, the 1,250,000 shares that were to be placed in escrow were not earned, although the former control party of CareGeneration, Inc., Ronald Kelly has made demand for payment of 125,000 shares even though Mr. Kelly (through his then counsel) admitted that the shares were not earned according to the terms of the milestones earnout agreement.

In July 2005, we brought suit against Mr. Kelly for certain defaults and breaches of the merger agreement with CareGeneration, Inc. and other agreements with Mr. Kelly and other of his controlled entities that ran parallel to the CareGeneration, Inc. merger agreement. Further, we have also sought to cancel that portion of the 531,250 shares paid directly to Mr. Kelly in the merger agreement.

On April 1, 2005, we amended our Articles of Incorporation to change our name from CareDecision Corporation to instaCare Corp.

(b) Our Business

We have recently focused our business attention towards providing prescription drugs through several medical distribution channels. Our secondary business objective has been to provide information technology (IT) for use with Internet-based communication, and network software systems and applications, that reside on and function through a Windows CE-Based PDA- available from most major computer brands such as Sony, Dell, IBM and Palm -to the medical fields and the lodging and time-share real estate industries.

We are distributing prescription drugs and developing products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals, we use palm-sized computers (PDA's), which operate on any Microsoft Windows CE "Pocket PC" based handheld device, either in a wireless or "wired" mode, and allows physicians to carry, access and update their patients' histories, medication data, and best care guidelines - all at the point of care.

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

We have established a core management team experienced in all phases of health care, data management and the Web.

Through December 31, 2005, our operations have been conducted through instaCare Corp. and our subsidiary Medicius, Inc. However, we also continue to operate our two majority owned subsidiaries Pharma Tech Solutions, Inc. and PDA Services, Inc. and plan additional transactions through these subsidiaries in the future.

Our business objectives include:

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

PRESCRIPTION DRUG DISTRIBUTION

On January 4, 2005, we transacted our first commerce through our wholly-owned subsidiary Medicius, Inc. This commerce was initiated under a “work-through” agreement by and between us, our subsidiaries Pharma Tech Solutions, Inc. and Medicius, Inc., CareGeneration, Inc., Ronald Kelly and his Kelly Company World Group, Inc. private corporation. Subsequently, we have accepted additional orders for future business and fulfilled these orders. Because of the issues that arose between the Company and Mr. Kelly and his controlled entities, inclusive of Mr. Kelly’s failure to transfer a certain drug distribution license and Mr. Kelly’s on-going competition with the Company and our subsidiary, Pharma Tech Solutions, Inc., we have transacted all commerce through instaCare and our wholly owned subsidiary, Medicius, Inc. since January 4, 2005. We have also applied for and been granted additional drug distribution licenses in an effort to allow us to increase our operational efficiency. Some prescription drug distribution operations are currently being conducted through PDA Services, Inc., which is in the process of establishing a facility in Hope, North Dakota. In addition, we have established, through Pharma Tech, a “direct to patient” prescription fulfillment program.

With our new prescription drug distribution business now coming on-line, we have decided to begin the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Subsequent to year end, we announced the execution of contracts with two large multinational pharmaceutical companies for the distribution of their lines of diabetic monitoring and testing products. Our management has projected gross revenues of approximately $12 million for fiscal 2006 based upon these contracts alone. Our management also believes that there is potential for collateral business through these companies and is in the process of expanding its product lines accordingly. We also plan to enter agreements with additional pharmaceuticals companies and to add more of these diagnostic products as we further specialize into this medical niche. Further, we have recently expanded our offerings to include asthma control products.

Specializing in rapid delivery of prescription drugs and diagnostic products, we are in the final stages of augmenting our prescription drug and prescription diagnostics distribution business by creating a nationwide network. Internet enables Mail Order Pharmacy to primarily service the 40+ million Americans who are either uninsured or underinsured.

We have also created a fully integrated Prescription Fulfillment Program through which physicians can directly submit prescriptions using a hand-held device, tablet PC, or PDA that is enabled with a Wi-Fi link to the Internet -- instead of issuing a standard prescription for the patient to fill at a local drugstore.

Using our technology, prescriptions for medication or diabetic supplies are submitted instantaneously and securely to our FDA-certified drug distribution facility. We fill the prescription immediately and the customer receives his/her medications at his/her home within 24 hours, usually by the next morning 24/7. We then bill Medicare, Medicaid, or the patient's insurance company directly.

This concept is directed towards practitioners who treat long term care patients, the uninsured and underinsured. This concept already has enlisted organizations that manage or finance the indigent practices of more than 2,500 doctors. We have established our first fulfillment center to service these uninsured and underinsured patients in Phoenix, Arizona. We have also secured a retail prescription license in Arizona.

By using wireless technology to link our centrally located drug distribution center with an established wholesale prescription distributor, we are positioned to bring economic and administrative efficiencies to the projected $8 billion marketplace for delivering prescriptions to the uninsured and underinsured.

The retail prescription business - often subsidized or funded by government benefits -- is a development stage enterprise moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products and supplies. As part of our acquisition of CareGeneration, Inc., we also acquired from CareGeneration a proprietary, retail mail order methodology for the distribution of pharmaceutical and healthcare supplies which includes:

1.	Discounted pharmaceutical and healthcare supplies marketed by mail order to minority and citizen organizations (religious groups, unions, etc.)
2.	A proprietary "biometric" secured bankcard primarily targeted to the under-insured. The bankcard is honored by any FDIC bank within the United States.
3.	Discounted pharmaceutical and healthcare supplies marketed by mail order to state Medicaid and the Federal Medicare plans.

We subsequently learned that CareGeneration did not own or have exclusive rights to the biometric technology referenced in Item 2 above, and we have undertaken a conversion of some of our existing technology to replace this needed and secure device through our own efforts.

Retail Prescription

The retail prescription business is often subsidized or funded by government benefits which seems to be aggressively moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products/supplies. We acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies from CareGeneration. We are focusing our distribution activities to patients who lack prescription drug coverage and patients who qualify for government or institutional programs such as Medicare, Medicaid, children's health insurance programs and long term care institutions and organizations.

Our retail prescription business maintain three operating units:

1.	Licensed wholesale prescription drug distribution business, where we deliver bulk prescription drugs on a wholesale basis to clients formerly serviced by the now merged CareGeneration, Inc.;
2.	Licensed distribution of diabetes diagnostics and supplies, where we deliver diabetic testing strips and associated diagnostic products under several business models; and
3.	Internet pharmacy/prescription fulfillment, which we are methodically, but cautiously, entering.

Our plan is to combine the wholesale and retail drug distribution businesses and couple these businesses with the capabilities to connect physicians, using our PDA technologies, creating wide-ranging ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of institutionalized, underinsured and uninsured Americans.

Retail prescription distribution methods

On December 27, 2004, pursuant to the agreement and plan of merger with CareGeneration, Ronald Kelly, a former director, agreed to transfer to Pharma Tech a Wholesale Drug Distribution License (license no. 004-001681, expiring 12/31/2006 issued to Kelly Company world Group, Inc, Ronald R. Kelly, 96 S. Madison St., Carthage, IL. 82321, by the State of Illinois and jointly governed by regulators from the State of Illinois, the U. S. Drug Enforcement Agency and the U.S. Food and Drug Administration). Additionally, Mr. Kelly agreed to seek transfer of a reciprocal drug distribution license issued by the State of Indiana, a client list and know-how in the form of written (published) drug distribution policies and procedures applicable to independent prescription drug and diagnostic distributors. To date, these licenses have yet to be transferred to us. We have filed a complaint to obtain the licenses. The complaint expresses the impact this delay has caused us and the damages we seek, the complaint is discussed under “Legal Proceedings” and is public record.

To augment additional impacts this transfer may have, our subsidiary, PDA Services, Inc., has applied for and been granted a prescription drug distribution license in the state of North Dakota (License No. 463, Wholesale Drug (Device) Manufacturing (Reverse) Distributor/Warehouse License, expiring on June 30, 2006). In addition, our subsidiary Pharma Tech Solutions, Inc. has applied for and been granted a retail prescription drug fulfillment license in the state of Arizona (Permit No. 4374).

HOTEL AND MEDICAL IT PRODUCTS -- PDA SERVICES, INC.

On June 7, 2005, we and our subsidiary PDA Services, Inc. entered into an Intangible Property, License Acquisition Agreement with Colonia Natural Pharmacy, Inc., a New Jersey corporation (Colonia), also known as CN Pharmacy, and individuals Mr. Svetislav Milic and Mr. Nathan Kaplan. There are no material relationships between us or our affiliates and any of the parties, other than in respect of the material definitive agreement.

Under the terms of the Intangible Property License Acquisition Agreement, Mr. Milic, will transfer, register and convey, and we shall receive, free and clear of all liens, encumbrances and liabilities, the wholesale drug distribution license (License Number 5003178) granted to Mr. Milic by the State of New Jersey, and all rights and benefits thereto, plus the goodwill and know-how of Mr. Milic, and other related rights granted the Licensee by virtue of this conveyance. Unless otherwise agreed to, Mr. Milic shall remain the control party of the transferred license for a period of three years after transfer, registration and conveyance.

As consideration for the conveyance, we agreed to issue to Colonia and/or Mr. Milic and Mr. Kaplan 50,000 shares of our restricted common stock, plus 20% of PDA Services’ ownership.

In addition, on each anniversary date after the conveyance, we well issue to Colonia and/or Mr. Milic and Mr. Kaplan an additional 12,500 shares of our restricted common stock.

In tandem with the Intangible Property License Acquisition Agreement, the parties entered into an Exclusive Agreement Regarding Wholesale Drug Distribution License and Wholesale Drug Distribution Operations wherein the conveyance included the rights to the use of Colonia Natural Pharmacy Inc.’s office and warehouse facility approved for the storage and delivery of pharmaceuticals, and Colonia will have no role, and thus, no responsibility or liability, in the conduct of the “d/b/a” business, including ordering, distribution, or business management of the wholesale business conducted by us or our subsidiaries.

Medical Field Applications

Our medical technologies are grounded in the central need/desire to furnish the practicing physician with crucial point-of-care patient information rapidly and reliably via a PDA. The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a powerful Windows CE based PDA designed for portability and upgradability. Compliant with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the regulations that have since been promulgated, this PDA technology offers real-time point of care applications.

Our software is designed to integrate point of service applications. The medical appliance, the longest available product, monitors treatment protocols and up to the moment patient histories coupled with real-time on-line medical insurance claims submission. Our ultimate key to success resides in providing the private practice physician with the capability to, sequentially, learn about the history of the patient during, or prior to, entering the examining room, treat the patient and update the insurer of the episode of care. Accomplishing these objectives resolves a major dilemma for the health care provider; instantaneous communication of vital patient related information at or before the patient encounter.

Medical field distribution methods

Since inception, we have and will continue to focus our marketing efforts towards general medical and pharmaceutical medical applications through our E-Health handheld information appliance (PDA) software application package, and a permanently affixed handheld information appliance and Wi-Fi (wireless) network. Specifically we have marketed our line of MD@Hand PDA-based medical communication network products to the medical insurance and pharmacy benefits management segments of the healthcare markets.

We have implemented a targeted marketing campaign to educate healthcare providers about our medical technology solutions; targeting the physician providers who specialize in care for the indigent through the provision of technology, products and services that specifically respond to the needs and requirements of that market. We market our suite of medical software products by emphasizing their simplicity, portability, convenience and ease of use. We have chosen this focus due in part that State Medicaid and state and local welfare service providers are agencies who do not typically participate in electronic services networks. This is primarily because care for the poor and indigent is logistically and financially burdensome due to a lack of resources at administrative levels. Put another way, there is usually no shortage of volunteer physicians but there is a shortage of program administrators, clinics, medical supplies and patient access. Additionally, we believe that a company that enters this loop to complete the link by providing utility and value to participants will be embraced. It is incumbent on us to therefore extend our marketing strategy to facilitate this reality.

Implicit to our medical marketing strategy is the contracting of state Medicaid and welfare programs, pharmacy benefit management entities, and medical case management entities within a targeted region that provides for system integration to our products and services. Once the network has been established our IT driven mail order pharmacy services will be distributed to those physicians included within the Medicaid or welfare agency Provider Network. We will rely on those contracted agencies to support and assist in the distribution of the product to the physicians

Medical field competition

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

There are a number of small and large companies that provide some type of IT services at the point of care tying physicians to the healthcare systems. There is substantial turnover and business failure in this industry as well as substantial consolidation:

1.	Large publicly traded companies:
a.	WebMD, formerly known as Healtheon (HLTH);
b.	The former MedicaLogic/Medscape (merged into HLTH);
c.	Cerner/Citation (CERN);
d.	IDX Corporation (IDXC) and
e.	Venerable Shared Medical Corp. (acquired by Seimens).

These companies, and others, are involved in healthcare based services including consumer services, E-commerce and connectivity

2.	PDA-based companies:
a.

PatientKeeper Corp’s. (formerly Virtmed) product allows physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of a 1st generation feature on a 3rd generation technology);

b.	ePhysician, which less than three years ago was acquired in an asset sale by Ramp Corp. (RCO), recently filed for bankruptcy protection;

c.	iScribe, which less than two years ago was reorganized and then merged into AdvacePCS, has announced products that reside on 3-Com's Palm PC;
d.

AllScripts (MDRX) employs a "pull-through" business model whereby their technology is employed at the physician's point of care in an effort to provide medical utility and medical content to that physician, but with the greater goal of selling that physician bulk pharmaceuticals. MDRX appears to be positioned to advance to a market leadership position with a product distribution channel of approximately 5000 physicians' office sites (2% of the total market); and

e.	PocketScripts ("PS") is another market entrant that specializes in the electronic prescriptions. Zixcorp (ZIXI) acquired PS in 2003.

These companies, and others, offer products and services similar to ours: delivering PDA based data management to physicians.

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

Advancing the Practice of Medicine at the Point of Care

We are also a developer of products that offer unique solutions in medical care and management by providing physicians with essential information instantaneously as they meet with their patients.  Unlike other medical information systems using standard computer terminals, we use palm-sized computers (PDA's) that allow physicians to carry, access and update their patients' histories, medication data, and best care guidelines – all at the point of care – streamlining and revolutionizing the practice of medicine.

In addition, we market our MD@Hand™ software application, which also leverages the connectivity of handheld devices via the Internet. This first-in-class PDA software application offers the user access to job specific information (I.E. patient histories or databases), instant messaging, and prescription fulfillment for pharmacists. Our versatile, PDA-based software application is also used in other, information-intensive industries.  Our proprietary ResidenceWare™ is a similar collection of Internet-enhanced communication, integration, and networking tools developed for the real estate marketplace in cooperation with prominent commercial and residential real estate management companies.  Numerous sales professionals, lodging managers and hoteliers currently use the software to access such information as tenant histories and property databases, as well as for instant messaging directly with occupying tenants.

MD@Hand

Information supplied to and from the physician via the handheld device includes:

Case/Episode diagnosis and Treatment Information:

•	Episode by episode multiple diagnosis and physician chosen treatment pathways
•	Patient cumulative treatment (electronic medical record) histories, including hospitalizations and histories from patient encounters with other physicians
•	Eight levels best care medical protocols
•	Tentacle links to the physician desktop reference (PDR) and prescription drug databases

Medical Order Entry and Fulfillment:

•	Full Pharmacy Benefits Management programs with electronic script writing with drug formulary and drug to drug interaction checks prior to script transmission
•	Lab Order Entry with complete reporting including results, pending, ticklers, out of limits, historical, summary, etc.
•	Accident/Worker's Compensation intervention modules. In addition, instaCare software applications provide both on-line and off-line (fax) order entry.

Payor-Related Applications

•	Plan and Procedure Eligibility
•	Procedure/Drug Authorization
•	Patient Referral
•	Hospitalization Admit Decision Tree and schema.

Benefit for Physicians

•	All access to medication and drug data, interaction databases and formulary information is provided free of charge to all participating physicians via the PDA through instaCare's network
•	Lowers office costs by centralizing all formulary and prescription medicine data on one or multiple PDAs and by reducing paperwork and phone time
•	Improves quality of care by providing timely information including Best Care Guidelines to help assure an excellent standard of care
•	Improves office workflow by providing a compendium of prescription, lab results, referable physicians
•	Reduces time pulling and refilling charts reduces errors by offering immediate access to drug data, current formulary tables, lab results and Best Care Guidelines

Benefit For Health Plans

•	High degree of formulary compliance
•	Expedites claims and Improves outcomes
•	Helps in creating excellent standard for quality healthcare for all patients
•	Reduces cost of operations in many ways (i.e: cutting down paperwork and phone support)

•	Reduces errors
•	Assures correct utilization of resources

How Does it Work

The following diagram shows how the PDA's communicate with remote host systems:

Real Estate and Hotel/Motel

In February 2003, we introduced ResidenceWare, a collection of Internet-enhanced communication, integration, and networking software systems and applications that reside on and function through a Windows CE-based PDA. ResidenceWare was developed to service the need for a communication tool that could capitalize on recent technological advances to facilitate the relay of vital information directly and instantaneously to occupying tenants/guests. The systems were further augmented with the addition of advertising and e-commerce transactional features allowing merchants and service providers local to a ResidenceWare installation to electronically advertise and accept electronic orders for their products and services designed to benefit the tenants or guests as well as provide a potential alternate revenue stream for the commercial and residential real estate management companies, and hotel owners

Our technologies and products for the hotel/motel marketplace are designed to furnish hotel and motel guests with a menu of food service, office services and other remote service (dry cleaning for instance) choices that can be electronically ordered through our PDA-based information appliance for delivery directly to the hotel/motel guest. Employing commercially available Wi-Fi technology, we wrapped the time and volume tested commercial technologies into our patent pending PDA communication networking technologies, allowing us to offer complex and real-time point of sale applications through a totally wireless (PDA) appliance.

Real estate and hotel/motel distribution methods

Historically, hotels and motels have adopted specific technology that enhances the utility of either the in-room telephone(s) or the in-room cable linked television. Thus, most of the innovations in hotels and motels have leveraged devices where innovation is waning. The electronics in telephones and telephone systems are limited and, and the television's design tends to limit its utility to one-way communication directed at the person watching. Even add-on devices such as satellite boxes for televisions and streaming LCDs for telephones add only limited functionality. The person operating the telephone or television must do something away from that device should something of interest catch their eye. Thus local merchants who may opt to advertise their products and services via closed circuit television or a streaming LCD on a telephone hope that the person watching will remember their message and visit their establishment or call for service.

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

In July 2003, we entered into an informal agreement with PCHertz.com, Inc. of Fargo, ND for the sales and installation of our ResidenceWare networks and guest units. Under this informal agreement, which can be terminated by either party at any time, we pay PCHertz.com, Inc. of Fargo, ND $1,000 per month for installations at end-user sites (i.e. the hotel, motel) and for the training of hotel/motel staff (property manager or appropriate property staff) on our installed product. PCHertz.com is not paid referral or sales fees on sales made of our ResidenceWare products. They are, however, authorized to negotiate directly with the property’s representative for a percentage of up to twenty percent (20%) of the fees generated by our products after installation that accrue to the property manager/owner. These fees are paid or shared between PCHertz.com and the individual properties. To date, PCHertz.com, Inc. has forwarded orders for approximately 3,150 units of our ResidenceWare product from hotels and motels across the United States. We reserve the right to accept or reject these orders based on industry standard criteria such as the credit rating and past payments history of the individual properties. Through the contacts and efforts of PCHertz.com, Inc. we have to date placed 1,319 of these units in hotels. An additional 744 units are in the process of installation.

PCHertz.com provides after-sales support and marketing in those regions where we have installed our ResidenceWare networks and guest units. The relationship with PCHertz is advantageous for the company because PCHertz is primarily in the business of providing wireless environments and hotspots to hotels and motels. Our products are one of several PCHertz represents. When a lead is received from PCHertz we are responsible for the closing of the sale, and the eventual billing and customer support.

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

With the increasing use of internet connections in hotels cable companies, Wi-Fi connectivity providers, and kiosks will continue to be our strongest form of competition within this market segment.

SateLink

The development SateLink launched us into an industry previously unexplored by us. Its creation, however, is wholly consistent with our corporate mission of introducing innovative technologies that resolve electronic communication barriers within multiple and diverse markets. We remain in discussions about potential sale or license of our SateLink product. Although we are optimistic, we have yet to sell any license agreement or have any service order placed for SateLink.

SateLink is our palm computer based product system designed to facilitate wireless process control, calibration, key coding and communications within the cable and media re-broadcast industries. SateLink seeks to resolve electronic communication barriers that inhibit customer communications and service and furnishes controls over the delivery of their products.

SateLink is a collection of communication, integration, and networking software systems that reside on a Windows CE-based PDA that communicates via Wi-Fi wired or satellite network connections. We believe SateLink will capitalize on recent innovations with PDA-sized GPS receivers to consolidate one or multiple GPS channels into a Wi-Fi network to empower real-time satellite communications between a sponsoring corporation and virtual PDA's.

Source of Principal Suppliers

Our suite of software-both medical and real estate and hotel/motel related- is proprietary code and does not require raw materials or principal suppliers. Our software is utilized through over-the-counter PDA's and computer products, as previously discussed. However, our ResidenceWare product is manufactured by third parities. Of the units placed, approximately one half (1/2) are units manufactured and/or distributed by companies such as ASUS, Casio and Viewsonic. The remaining units were manufactured by Dell Computer, Inc. (Dell). Since October 1, 2004, all units placed have been Dell units. However, since we are now in the process of installing units at hotels that were referrals from existing customers we have recently placed an order for additional ASUS units. We do not foresee any additional change or additions of in PDA manufacturers in the near future.

Dependence on a Few Major Customers

Beginning with the first quarter 2005 we generated revenues primarily through our medical and retail pharmaceutical distributions from two companies: Purity Wholesale Grocers, Inc. (46.65%) and Novex International (44.35%). We still maintain relationships with these resellers but have also added additional customers and books of business with institutional care clients whereby we sell product and then receive revenues form the direct filing of reimbursement claims with medical insurance companies. In the future we expect the majority of the growth in our business to come as a direct result of our direct to patient distribution.

Government Approval and Effect on Us

Medical applications

Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and industry groups such as the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. New national standards and procedures under HIPAA include the "Standards for Electronic Transactions and Code Sets" (the "Transaction Standards"); the "Security Standards" (the "Security Standards"); and "Standards for Privacy of Individually Identifiable Health Information" (the "Privacy Standards"). The Transaction Standards require the use of specified data coding, formatting and content in all specified "Health Care Transactions" conducted electronically.  However, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the future impact of HIPAA on our business and operations. Additionally, certain state laws are not pre-empted by the HIPAA Standards and may impose independent obligations upon our customers or us.

Failure to comply with HIPAA, as well as other government organizations, may have a material adverse effect on our business. Government regulation of healthcare and healthcare information technology, are in a period of ongoing change and uncertainty and creates risks and challenges with respect to our compliance efforts and our business strategies. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Particularly, compliance with HIPAA and related regulations are causing the healthcare industry to incur substantial cost to change its procedures. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our business. Existing laws and regulations also could create liability, cause us to incur additional cost or restrict our operations.

Specific risks include, but are not limited to, risks relating to:

Electronic Prescribing: The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. It is possible that aspects of our MD@Hand software tools could become subject to government regulation. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation; and,

Medical Devices: The United States Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

•	register and list our products with the FDA;
•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or
•	obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, we would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings.

Anti-Kickback Regulation: As a distributor of prescription drugs along the distribution chain that ultimately supply physicians, we are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. The statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods, including drugs, covered by the programs.

Licensure and Prescription Drug Distribution: As a distributor of drugs, we are subject to regulation by and licensure with the Food and Drug Administration (FDA), the Drug Enforcement Agency (DEA) and various state agencies that regulate wholesalers or distributors. We are subject to periodic inspections of our facilities by regulatory authorities, and adherence to policies and procedures for compliance with applicable legal requirements.

Currently, we do not bear any costs or any effects regarding compliance with environmental laws (federal, state, and local).

Seasonality

Although we have only operated our prescription drug and diabetes diagnostics business for a period just over a year, our first year experiences point to a business that displays certain seasonal trends. We believe that sales will be concentrated in the first and fourth fiscal quarters. One explanation is that these periods correspond with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers to their insureds in January along with new plan formularies (price schedules), and the end of a prescription drug plan year where formulary reimbursement for the upcoming year is not yet known, and which in turn trends to influence “stocking up” buying/ordering behavior.

Research and Development Expenditures

We acquired much of our software technology and intellectual properties as a result of our merger with Medicius, Inc. in 2002, and have expensed all of the on-going development of those technologies and properties. Additional software research and development has subsequently occurred as part of our development of our ResidenceWare software systems. From inception through December 31, 2005, our software research and development cost was $309,611.

Personnel

We currently employ 14 employees, of which 8 are full time employees and 1 sales representative. No full time employees are covered by labor agreements or employment contracts. We do not expect a significant change in the number of full time employees over the next 12 months.

Consultants

Steven Bayern. On January 16, 2005, we entered into a business advisory and consulting services agreement with Steven Bayern, wherein he agreed to source, develop, structure, negotiate, advise and execute upon appropriate joint ventures, strategic alliances, license agreements or partnership agreements relating to our prescription drug distribution business or the like, and the expansion thereof. The term of the agreement was for 120 days from January 16, 2005 expiring on May 31, 2005. We agreed to compensate Mr. Bayern 62,500 shares of our common stock. On February 2, 2005, we issued Mr. Bayern 31,250 shares of our common stock. We subsequently terminated our agreement with Mr. Bayern and no additional compensation was paid.

Pylon Management, Inc. On February 1, 2005, we entered into a consulting agreement with Pylon Management, Inc., wherein Pylon agreed to provide us with acquisition and financial consultative services, performed on a best efforts basis that included assistance in mergers, acquisitions and internal capital structuring, as well as developing and acquisition strategy and criteria. The term of the agreement began on February 1, 2005 and was to terminate on December 31, 2005. In exchange for the services in the agreement we agreed to compensate Pylon with 25,000 stock options under our 2005 Employee Stock Option Plan and an additional 18,750 stock options under the 2005 Employee Stock Option Plan each month through the term of the agreement. We granted 43,750 stock options to Pylon through May 31, 2005. On June 14, 2005 we issued 28,125 shares of our common stock to Pylon in exchange for the 43,750 stock options. On June 14, 2005, we granted 31,250 new stock options to Jeffrey Raymond, President of Pylon and terminated the agreement. Upon termination of the agreement no additional options were granted to Pylon.

Victor Pallante: On February 10, 2005, we executed a consulting agreement with Victor Pallante, wherein Mr. Pallante agreed to assist us in financial advisory, strategic business planning, and investor and public relations services designed to make the investing public knowledgeable about the benefits of stock ownership in the Company. The term of the agreement began on February 10, 2005 and was to terminate on August 10, 2005. In consideration for the services provided we agreed to pay Mr. Pallante $50,000 and we agreed to issue 62,500 shares of our common stock to him. On May 4, 2005, we issued 25,000 shares of our common stock and on April 5, 2005, we issued 12,500 shares of our common stock to Mr. Pallante. On June 1, 2005, the agreement was placed in suspense pending an agreed upon resumption date. This agreement remains in suspense.

Svetislav Milic. On June 1, 2005, we entered into a personal services agreement with Svetislav Milic, wherein Mr. Milic agreed to provide us with services in the area of pharmaceutical distribution, both wholesale and retail, and pharmaceutical marketing consulting. The term of the agreement began on June 15, 2005 and will continue until June 14, 2006. We agreed to pay Mr. Milic compensation at a rate of $50.00 per hour worked to a maximum of $4,000 per month. Additionally, we agreed to grant Mr. Milic 12,500 options for the first two quarters under the agreement.

Lippert/Heilshorn & Associates, Inc. Effective July 1, 2005, we entered into a letter agreement with Lippert/Heilshorn & Associates, Inc. (“LHA”), wherein LHA agreed to provide us with services for implementation of our financial communications program. The term of the agreement began on July 1, 2005 and terminated on December 31, 2005. Pursuant to the agreement we agreed to pay LHA monthly installments as follows: a) July 1, 2005 through December 31, 2005: $15,000 per month, $10,000 cash and $5,000 in shares of common stock. b) Initial $20,000 payment to cover the first two months of the contract. On August 8, 2005, we issued 12,626 shares of our common stock to LHA as payment in lieu of cash for July and August. On January 12, 2006, we issued 23,125 shares of our common stock to LHA as payment in lieu of cash for October, November and December. All compensation called for under this agreement has been paid.

Diamond Hills Associates. On August 1, 2005, we entered into a consulting agreement with Diamond Hills Associates, wherein Diamond Hills agreed to provide us with healthcare business and medical IT consulting, plus medical pharmaceutical licensing, programs and entity acquisition planning and introductions consulting. Diamond Hills contracted to devote at least twenty hours of professional time and attention to the Company per week, to use its best efforts to advance the business and welfare of the Company. The term of the agreement began on August 1, 2005 and will continue until December 31, 2006. We agreed to compensate Diamond Hills a consultancy fee of $3,000 per month, payable in installments twice per month.

Anthony Quintiliana. On October 1, 2005, we entered into a consulting agreement with Mr. Anthony Quintiliana, wherein Mr. Quinitiliana agreed to provide us with assistance to increase corporate awareness within the hotel, motel and lodging industry. The term of the agreement began on October 1, 2005 and terminated on December 31, 2005. We agreed to pay Mr. Quintiliana a consulting fee of $72,500. In lieu of cash payment, the parties agreed that the monies due to Mr. Quintiliana will be applied to the exercise of an option granted to him pursuant to a stock option agreement to purchase 109,375 shares of our common stock. On October 3, 2005, the 109,375 shares were issued to Mr. Quintiliana.

Barbara Asbell. On October 1, 2005, we entered into a consulting agreement with Ms. Barbara Asbell, wherein Ms. Asbell agreed to provide us with assistance to increase corporate awareness within the medical industry. The term of the agreement began on October 1, 2005 and terminated on December 31, 2005. We agreed to pay Ms. Asbell a consulting fee of $70,000. In lieu of cash payment, the parties agreed that the monies due to Ms. Asbell will be applied to the exercise of an option granted to her pursuant to a stock option agreement to purchase 106,250 shares of our common. On October 1, 2005, Ms. Asbell exercised the 106,250 options and on October 3, 2005 the 106,250 shares were issued.

Michelle-Thais Abraham. On November 1, 2005, we entered into a consulting agreement with Ms. Abraham, wherein Ms. Abraham agreed to provide us with general pharmaceutical consulting, and sales and marketing consulting. The term of the agreement began on November 1, 2005 and terminated on December 31, 2005. We granted 43,750 options to purchase our common stock at $0.88 per share to Ms. Abraham as compensation. On November 17, 2005, the 43,750 shares were issued to Ms. Abraham.

Dr. Joseph Wolf. On November 15, 2005, we entered into a consulting agreement with Dr. Joseph Wolf, wherein Dr. Wolf agreed to provide us with medical information technology consulting relating to our retail pharmacy market. The term of the agreement began on November 15, 2005 and terminated on January 31, 2006. We granted 93,750 options to purchase our common stock at $0.80 per share to Dr. Wolf as compensation. On November 17, 2005, the 93,750 shares were issued to Mr. Wolf.

Leslie-Michelle Abraham (Wolf). On November 15, 2005, we entered into a consulting agreement with Leslie-Michelle Abraham (Wolf), wherein Ms. Abraham agreed to provide us with medical information technology consulting relating to our retail pharmacy market. The term of the agreement began on November 15, 2005 and terminated on January 31, 2006. We granted 93,750 options to purchase our common stock at $0.80 per share to Ms. Abraham as compensation. On November 17, 2005, the 93,750 shares were issued to Ms. Abraham.

Punchbuggy Inc. On December 1, 2005, we entered into a consulting agreement with Punchbuggy, Inc and its designee, Scott Alix, wherein Punchbuggy/Alix agreed to provide us with worker’s compensation technology consulting and sales marketing consulting. The term of the agreement began on December 1, 2005 and terminated on January 7, 2006. We agreed to compensate Punchbuggy/Alix with 37,500 options to purchase our common stock at $0.72 per share. In consideration for the above, Mr. Alix agreed to rescind 32,894 shares he owned of our common stock and we agreed to allow Mr. Alix to exercise the 37,500 options as full payment for the services. The 37,500 shares were issued to Mr. Alix on January 31, 2006.

Sales Representative Agreement

On October 1, 2005, we entered into a sales representative agreement with E. Richard Milde, wherein Mr. Milde agreed to solicit orders for our products. We agreed to compensate Mr. Milde based on a draw against commission. The commission will be computed as follows: (a) 5% of net invoiced sales; (b) draw against commission will be paid bi-monthly at a rate of $750 per payment; and (c) social security will be withheld from said draw against commission. The commission will apply to all orders solicited by Mr. Milde or an agent of Mr. Milde and for which shipment has occurred. The term of the agreement began on October 1, 2005 and was to continue until March 31, 2006. This agreement was terminated on February 6, 2006.

Patents, Proprietary Rights and Licenses

In February 2001, a broad based patent application was filed covering the methods and apparatus of our software technology and the integration of our software technology into commercial computer networks and commercial personal digital assistant (PDA) devices. In May 2001, the inventors of the technology, methods and apparatus covered by the patent application sold the technology and assigned the intellectual property rights to Medicius, Inc. In July 2002, we prepared an additional derivative patent application that added additional patent claims to our claim portfolio. It was our intent to file derivative patent applications as needed covering the processes, use and functionality of our technologies and products as we further developed our methods and processes.

Through our merger with Medicius, Inc. in 2002 we gained assignment of proprietary systems covered by a portfolio of pending utility patent applications that make claim to methods and systems for managing medical patient-specific information and concurrently implementing fulfillment of this information by multiple health-services related providers for medically-related services for use over a computer network. The proprietary systems allow for patient information to be gathered from multiple authorized sources and then this information is provided at the point-of-care, and coordinated and compared with prescription formulary compliance, medical services providers and their payors, and multiple-rules based treatment plans provided by various sources (content). Patient case and episode information and care management, in coordination with the implementation of substantially paperless ordering and fulfillment of lab tests, prescriptions and referrals, is made available to attending health care professionals and support personnel via networked computer systems and PDA systems running our proprietary software methods. The inventive system includes, in seamless essentially real-time communication over the Internet, a network of fully secure private sub-networks among the participants in the system, anchored by a PC as the client-server link to the Internet, with each of a plurality of PDA’s either docked to it or connected by commercially available wireless communications protocols. A suite of software applications, including medical, communications and database applications are resident on each PDA, and communications modules resident in the system automatically link to the PC via an available ISP to update those databases by a novel packet transmission method to maintain confidentiality of the transmitted information. Data is transferred by wireless link, such as radio frequency links among and between servers and PDA’s used in connection with the system.

The original patent application, Patent Application 09776544, Information Management and Communications System and Method, Attorney Docket 0444.002, consisting of forty-eight separate claims was filed on February 2, 2001. This application encompassed the method, system and apparatus of the invention described above. In July 2002, we completed a derivative application that added seventeen additional claims to the application. These claims specifically augmented the original methods and apparatus to include methods surrounding a proprietary use of what is commonly known as Wi-Fi to transmit the packet data and databases described above.

During a follow-up with the USPTO, our CFO and the Inventor of the above described methods and processes was informed by a representative of the USPTO that Patent Application 09776544 had been abandoned due to a non-timely filing of a fee and response by patent counsel. Unable to discuss these issues with counsel due to his lingering illness, the Inventor has subsequently petitioned the USPTO to re-activate the application. We intend to engage new patent counsel to prosecute the applications.

In July 2002, we began application and received provisional approval for a family of trademarks making use of the mark MD@. The provisional approval applied to the first six individual marks applied for by us. At that time management was unsure whether to pursue these applications given the changes to our business focus. In early 2003, we abandoned these marks given our changed business focus.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $3,750 on a month to month lease basis. We also maintain an office for Mr. Robert Cox, CEO of the Company, on a month to month basis in Melville, NY. We pay rent of $1,565.00 per month for this facility.

On June 7, 2005, we entered into an agreement for the right to use office, warehouse and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 for a monthly rental fee of $1,500.

We are currently in negotiations to lease a 2,200 square foot store front at $1,750 per month in Phoenix, Arizona to use as our fulfillment center.

ITEM 3.	LEGAL PROCEEDINGS

Ronald Kelly and Kelly Company World Group

Ronald Kelly was the President and CEO of CareGeneration, which was merged with Pharma Tech Solutions, a subsidiary instaCare, in February 2005.  As a result of the merger, Ronald Kelly was appointed to the Board of Directors of instaCare.  Mr. Kelly was removed from the Board of Directors for cause on June 2, 2005 and approximately 6 days later we received Mr. Kelly’s resignation without explanation.   As a further result of the events that led to the removal of Mr. Kelly, we have brought a lawsuit against Mr. Kelly and Kelly Company World Group, Inc. et al.

On July 6, 2005, instaCare filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, Kelly Company World Group, Inc. et al., seeking damages for:

1. Fraud;

2. Declaratory Relief;

3. Breach of Fiduciary Duty;

4. RICO violations;

5. Injunctive Relief;

6. Conversion;

7. Breach of Contract/Breach of Corporate Merger Agreement; and

8. Accounting and Ancillary Relief.

Mr. Kelly has filed his answer to this complaint and this action has progressed to the discovery stage.

Investor Relations Services

On August 9, 2005, we filed suit against Investor Relations Services, Inc., a Florida corporation; Summit Trading Limited, a foreign corporation incorporated under the laws of the Bahamas; Charles Arnold (“Arnold”), an individual, and Does 1 through 20 inclusive. This suit seeks judgment for Declaratory Relief; and recession for the alleged agreements between instaCare and the defendants. In addition, the complaint seeks damages for Intentional Interference with an Advantageous Business Relationship as a result of actions taken by the defendants. This case is filed in the Los Angeles Superior Court, and bears case number BC337976. Subsequently, counsel for the defendants filed a Motion to remand the suit to an arbitrator. The trial judge in this matter denied this motion. In December 2005 defendant Arnold filed a Motion for Reconsideration and a cross complaint against instaCare and its Secretary and CFO Keith Berman. In January 2006 Arnold’s Motion for Reconsideration was denied. This action is now progressing through the discovery stage.

Neither our subsidiaries nor the Company are named defendants in any legal proceedings except for the actions described above.

In April 2004 we entered into an agreement with DataFuzion, Inc. ("Fuzion"), a Colorado based medical software and medical systems company. Among other things, this agreement called for us to provide a license to DataFuzion which would authorize DataFuzion to utilize certain proprietary software systems, in addition to providing introduction to experts, agents and consulting service organizations that were capable of assisting Fuzion's stated desire to become a fully reporting public company. The agreement called for Fuzion to render 10% of its capital stock as consideration. As a portion of its consideration, we also agreed to advance certain monies to Fuzion's chosen experts for these services. We completed the introductions and advanced the funds called for under the agreement. In December 2004, after several attempts to compel Fuzion to render the shares called for under the agreement, we discovered that Fuzion was in fact holding merger discussions with Omni Medical Holdings Inc., a South Dakota based company. On March 1, 2005, we received notice that this merger had been completed. On March 8, 2005, we made claim for the shares called for under the agreement through written correspondence to both DataFuzion, Inc. and Omni Medical Holdings Inc. We have not yet resolved our claims against DataFuzion, Inc. or its successor.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock is quoted under the symbol “ISCR” on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.” Our common shares commenced trading on the OTC Bulletin Board on February 4, 2002. The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
1st Quarter	2.16	1.04	9.52	2.24
2nd Quarter	1.98	0.60	6.64	1.84
3rd Quarter	6.96	0.48	4.56	1.52
4th Quarter	1.45	0.56	2.40	1.20

* On February 3, 2006, the Company enacted a 80:1 reverse stock split on all the Company’s issued and outstanding shares of common stock as of February 3, 2006. In connection with the reverse stock split, our OTC:BB symbol changed from “INCA” to “ISCR”. The prices stated above have been retroactively restated to reflect the reverse split.

(b) Holders of Common Stock

As of March 31, 2006, we had approximately 412 stockholders of record of the 7,304,200 shares outstanding. Our closing stock price on March 31, 2006 was $0.42.

(c) Dividends

The Board of Directors did not declare any dividends in the last two fiscal years or any subsequent period due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2005, 246,875 shares have been granted under this plan.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the 2004 Stock Option Plan, as amended, with a maximum number of 1,562,500 shares that may be issued. As of December 31, 2005, 668,750 shares have been granted under this plan.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the 2005 Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2005, 862,500 shares have been granted under this plan.

All of our Stock Option Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2005, 1,221,875 options remain available for issuance.

Officers (including officers who are members of the board of directors), directors (other than members of the stock option committee to be established to administer the stock option plans) and other employees and consultants and its subsidiaries (if established) will be eligible to receive options under the stock option plans. The committee will administer the stock option plans and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the stock option plans.

Non-qualified stock options will be granted by the committee with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. The committee may, in its discretion, determine to price the non-qualified option at a different price. In no event may the option price with respect to an incentive stock option granted under the stock option plans be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

Each option granted under the stock option plans will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with the plans when some awards may be exercised. In the event of a change of control (as defined in the stock option plans), the date on which all options outstanding under the stock option plans may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

The following table sets forth information as of December 31, 2005 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$--	--

Equity compensation plans not approved by stockholders	1,272,152	$2.31	1,221,875

Total	1,272,152	$2.31	1,221,875

(1)

Includes 65,625 options remaining for issuance under the 2003 Option Plan, 893,750 options remaining for issuance under the 2004 Option Plan, and 262,500 options remaining for issuance under the 2005 Option Plan.

Recent Sales of Unregistered Securities

During the fourth quarter of 2005 we issued options to purchase shares of common stock to various consultants under our 2004 Stock Option Plan, as amended. The following shares issued were registered in a Registration Statement on Form S-8POS filed on September 26, 2005.

Person Issued to	Date of Issuance	Number of Shares*
Barbara Asbell, consultant	October 3, 2005	106,250
Anthony Quintiliana, consultant	October 3, 2005	109,375
Dr. Joseph Wolf, consultant	November 17, 2005	93,750
Leslie-Michelle Abraham Wolf, consultant	November 17, 2005	93,750
Michelle-Thais Abraham, consultant	November 17, 2005	43,750
Shabnam Shahrabi, employee	November 17, 2005	3,750
Dale Richter, employee	November 17, 2005	3,750
Alan Binder, employee	November 17, 2005	3,750
Tom Poff, employee	November 17, 2005	3,750
Frank Schwenden, employee	November 17, 2005	2,500
Salena Midden, employee	November 17, 2005	1,250
Don Varney, consultant	November 18, 2005	6,875

* All of the shares referenced in the table have been retroactively restated to reflect the 80:1 reverse split enacted by the Company effective February 3, 2006.

On October 31, 2005, we agreed to issue Dr. Joel Brill 25,000 shares of our unrestricted common stock and 25,000 stock options to purchase shares of our common stock at $0.64 per share as a signing bonus for serving as a Director of the Company. As of the date of this filing the shares have not been issued. We believe that the grant of options and issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On November 18, 2005, we issued 400,000 shares of our common stock to Pinnacle Investment Partners LP pursuant to the Note Extension Agreement dated October 24, 2005. 337,500 of the shares were issued to escrow pursuant to the escrow clauses in the note extension and the remaining 62,500 shares were issued as consideration for extending the note. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On November 18, 2005, we issued 25,000 shares of our common stock to CJR Capital, LLC for due diligence related to the Note Extension Agreement. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

On December 26, 2005, our board of directors approved a 1 for 80 reverse stock split. Prior to the board of directors approval, the board of directors obtained required approval of a majority of out stockholders (52% of the total number of shares issued) to effectuate the reverse stock split. On February 3, 2006, we had 583,981,014 shares outstanding and after the reverse split, there were approximately 7,299,763 shares outstanding.

On January 12, 2006, we issued 23,125 shares of our common stock to Lippert Heilshorn & Associates as payment for the months of October, November and December 2005 pursuant to its consulting agreement dated July 1, 2005. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On January 12, 2006, we issued 40,625 shares of our common stock to Dorsey Tague III for services rendered to the Company relating to the acquisition of CareGeneration, Inc. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On January 31, 2006, Scott Alix of Punchbuggy, Inc. rescinded 32,895 shares of our common stock to exercise the 37,500 options we granted to him pursuant to the consulting agreement with Punchbuggy, Inc. and Scott Alix dated December 1, 2005. The 37,500 shares were issued on January 31, 2006. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC on September 26, 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

We intend to focus our business attention towards providing prescription drugs through several medical distribution channels. Our secondary focus is to provide information technology (IT) for use with Internet-based communication, and network software systems and applications, that reside and function through a Windows CE-Based PDA- available from most major computer brands such as Sony, Dell, IBM and Palm –to the medical fields and the lodging and time-share real estate industries.

Restatement of Prior Periods

During the year-end evaluation process conducted by our Chief Executive and Chief Financial Officers, we evaluated the carrying values of our intangible assets and determined an impairment of 100% of our investment in Pharma Tech Solutions, amounting to $1,167,717, should have been made during the three-months ended March 31, 2005. We are in the process of preparing amended Forms 10-QSB for the three-months ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the restatement. Based upon management's review it has been determined that this error was inadvertent and unintentional.

As a result of the impairment, our first quarter expenses will be increased by $1,167,717 (98%) to $2,363,023 and our first quarter net operating loss will increase to $2,166,374. The restatement will also impact our second and third quarter financial statements.

Results of Operations

The Following table illustrates our 2005 quarter-by-quarter operating results:

	Q1 - 2005*	Q2 - 2005	Q3 - 2005	Q4 - 2005

Revenue, net	$2,099,390	$1,070,848	$1,007,216	$1,436,859
Cost of sales	1,902,741	861,152	953,391	1,395,345

Gross profit	196,649	209,696	53,826	41,513

Total expenses	2,363,023	565,188	514,139	508,641

Net operating (loss)	$(2,166,374)	$(355,492)	$(460,313)	$(467,128)

* As restated to reflect an impairment charge to total expenses of $1,167,717.

The following overview provides a summary of key information concerning our financial results for the years ended December 31, 2005 and 2004.

For the year ended
	December 31,		Increase / (Decrease)
	2005	2004	$	%

Revenue, net	$5,614,313	$182,112	$5,432,201	2,982%
Cost of sales	5,112,629	-	5,112,629	--

Gross profit	501,684	182,112	319,572	175%

Expenses:
General & administrative expenses	386,037	396,078	(10,041)	(2%)
Payroll expense	824,098	369,448	454,650	123%
Consulting expense	38,000	-	38,000	--
Professional fees	353,887	-	353,887	--
Share-based compensation	1,128,706	2,086,469	(957,763)	(46%)
Software development	-	119,640	(119,640)	--
Impairment loss on operating assets	1,167,717	415,078	752,639	181%
Depreciation	52,546	99,910	(47,364)	(47%)
Total expenses	3,950,991	3,486,623	464,368	13%

Net operating (loss)	(3,449,307)	(3,304,511)	144,796	4%

Other income (expense):
Loss on debt settlement	(19,838)	-	19,838	--
Loss - related party	(377,778)	(377,136)	642	--
Interest income	16,112	3,527	12,585	357%
Merger expenses	-	(304,750)	(304,750)	--
Financing costs	(562,973)	(481,700)	81,272	17%
Interest expense	(429,524)	(86,456)	343,068	397%

Net (loss)	$(4,823,308)	$(4,551,026)	$272,282	6%

Year ended December 31, 2005 compared to December 31, 2004

Revenue: Total revenue was $5,614,313 and $182,112 for the fiscal years ended December 31, 2005 and 2004, respectively. Historically, we have been in development stage. Our increase in revenue of $5,432,201 is due to commencement of operations in 2005. We cannot guarantee with certainty when we will generate revenue sufficient to fund ongoing operations. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications as well as our growth in pharmaceutical sales.

Cost of sales: Consists of our cost of products held for resale. Cost of sales totaled $5,112,629 and $-0- for the fiscal years ended December 31, 2005 and 2004, respectively. The increase of $5,112,629 is also a result of our commenced operations in 2005.

EXPENSES

General and administrative: Our general and administrative expenses relate to the overhead costs of our corporate office. General and administrative expenses for the fiscal year ended December 31, 2005 were $386,037 compared to $396,078 for the fiscal year ended December 31, 2004 for a decrease of $10,041. This decrease is primarily attributable to a reduction in costs incurred in connection with our advertising and marketing plan.

Payroll expenses were $824,098 and $369,448 for the fiscal years ended December 31, 2005 and 2004, respectively. Payroll expense consists of management and employee salaries and has increased $454,650. The increase is due to the addition of new employees and management to oversee the launch of our prescription drug and diagnostics channel business and our software systems, communication tools and suite of software applications.

Professional fees were $353,887 and $-0- for the fiscal years ended December 31, 2005 and 2004, respectively resulting in an increase of $353,887. The increase is a result of additional legal fees incurred in connection with our financing activities during the year ended December 31, 2005 compared to 2004.

Share-based compensation was $1,128,706 and $2,086,469 for the fiscal years ended December 31, 2005 and 2004 respectively. The decrease of was the result of our prior efforts to conserve our cash resources during fiscal, 2004 whereby we retained the services of outside consultants and specialty service providers who agreed to provide services in exchange for our common stock in lieu of cash.

Software development costs were $-0- and $119,640 for the fiscal years ended December 31, 2005 and 2004, respectively. The decrease is a result of our completion of prior development efforts. We will continue to maintain and enhance our existing software as well as continue to focus on integrating our software systems, communication tools and suite of software applications with those of our partners.

Impairment loss on operating assets was $1,167,717 and $415,078 for the fiscal years ended December 31, 2005 and 2004 respectively. It is our company policy to periodically review all assets for impairment. Impairments are recognized in operating results to the extent that carrying values exceeds discounted cash flows of future operations. Accordingly, the Company has determined that it should write down 100% of its investment in Pharma Tech Solutions, Inc., effective in the first quarter of 2005. During the first quarter of 2005, an impairment was identified totaling $1,167,717.

Depreciation expense totaled $52,546 and $99,910 for the fiscal years ended December 31, 2005 and 2004 respectively. Our decrease is a result of the previous impairment of assets.

Operating expenses totaled $3,950,991 and $3,486,623 for the fiscal years ended December 31, 2005 and 2004, respectively resulting in an overall increase in expense of $464,368. The increase was primarily the result of our increase in payroll expenses due to the commencement of operations.

Net operating loss was $3,449,307 and $3,304,511 for the fiscal years ended December 31, 2005 and 2004, respectively. Our net operating loss increased in the amount of $144,796 primarily as a result of impairment of operating assets and increased payroll expenses incurred from operations which was substantially offset by our increase in gross profit.

Loss on debt settlement: we retired past debts valued at $19,838 and $-0- for the fiscal years ended December 31, 2005 and 2004, respectively. We periodically review the collectibility of all outstanding debts and when it is determined that the potential for collection is limited, we record a write-off of the outstanding balance. As of December 31, 2005, our write-down increased in the amount of $19,838.

Interest income was $16,112 and $3,527 for the fiscal years ended December 31, 2005 and 2004, respectively resulting in an increase of $12,585. The increase was a result of our increased cash from operations available for deposit to interest bearing accounts.

Financing costs totaled $562,973 and $481,700 for the fiscal years ended December 31, 2005 and 2004 respectively for a increase of $81,272. The increase was the result of our financing arrangements entered into in the current year.

Interest expense was $429,524 and $86,456 for the fiscal years ended December 31, 2005 and 2004, respectively resulting in an increase of $343,068. The increase is a result of additional interest incurred on current debt obligations primarily the result of our inability to comply with all terms of the agreements.

Net(loss) from operations was $4,823,308 and $4,551,026 for the fiscal years ended December 31, 2005 and 2004. Our increase in net loss of $272,282 is the result of an increase in overall expenses which could not be satisfactorily offset by our increased gross profit. We expect to continue to incur losses from operations until such time as sufficient revenues can be generated to cover all overhead and financing costs.

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

In June 2005 the Company was contacted by an Economic Development Commission nearby Fargo, ND. The EDC made a proposal, which we have accepted. We are now in the process of completing plans to build a mail order pharmacy nearby Fargo, ND and to hire an attending pharmacist to oversee this operation.

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

Cash anticipated CareGen acquisition	$95,000	We have expended $95,000 since our acquisition of CareGeneration, Inc. for the consolidation of activities. We do not expect additional expenditures.
Total	$1,540,000

Our anticipated milestones through March 31, 2006:

Activity	Anticipated Completion Date	Completion Date
Close Acquisition of CareGeneration, Inc.	March, 2005	Acquisition Closed (pending Complaint)
File for Retail Pharmacy license (AZ)	April, 2005	Completed, November, 2005
File for additional wholesale license (NJ)	May, 2005	Completed, July, 2005
Receive Retail license	June, 2005	Granted license from New Jersey.
Receive additional wholesale license	June 2005	Granted license from North Dakota on July 6, 2005
Secure supplier agreements (retail pharmacy)	June, 2005	Completed, July 7, 2005
Secure mail order pharmacy space, build inventory	July 2005	Completed, July 7, 2005; awaiting build-out
Add sales and marketing staff	August, 2005	We have increased our staff throughout 2005
Begin marketing HUD pilot	October 2005	Begun October 17, 2005
Receive Retail license from Arizona and North Dakota	November, 2005	Permit Number 4374 was granted by the Arizona State Board of Pharmacy to our subsidiary Pharma Tech Solutions, Inc. on November 16, 2005.
Initiate marketing to Medicaid clinics	January 2006	Initiated and in progress.

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

Internal and External Sources of Liquidity

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share (total investment of $2,000,000, all of which was received as of February 22, 2005). Additionally, we issued the following warrants: 103,125 warrants to purchase share of our common stock at $1.60 per share and 103,125 warrants to purchase shares of our common stock at $2.40 to Mercator Momentum Fund, LP; 209,375 warrants to purchase shares of our common stock at $1.60 per share and 209,375 warrants to purchase shares of our common stock at $2.40 per share to Monarch Pointe Fund, Ltd.; and 312,500 warrants to purchase shares of our common stock at $1.60 per share and 312,500 warrants to purchase shares of our common stock at $2.40 per share to MAG. All of the warrants expire on February 7, 2008.

Holders of series "C": convertible stock shall not have the right to vote on matters that come before the stockholders. Series "C" convertible preferred stock may be converted, the number of shares into which one share of Series "C" Preferred Stock shall be convertible shall be determined by dividing the Series "C" Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $1.60 per share. Series "C" convertible stock shall rank senior to common stock in the event of liquidation. Holders' of Series "C" convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series "C" convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

The number of shares the Purchasers wish to convert and those warrant shares that any of the Purchasers and MAG may acquire at any time are subject so that the aggregate number of shares of common stock of which such Purchasers and MAG and all persons affiliated with the Purchasers and MAG have beneficial ownership (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) remains less than ten percent of our then outstanding common stock.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum. The note was secured by 212,500 shares of our common stock. Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the Note into shares of our common stock at a conversion price of $6.40 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner” of 4.99% or more of the then-outstanding common shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In the event we fail to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

On October 19, 2004, the Pinnacle Note was extended by the parties by virtue of a renewal and settlement agreement through January 24, 2005, and under certain conditions until March 24, 2005. We met those conditions by executing the definitive agreement to acquire CareGen, Inc. As a condition of renewal we were required to provide additional security of 25,000 shares of our common stock, and Pinnacle was provided with a new election to convert some or all of the then-outstanding principal of the Note into shares of our common stock at a conversion price of $3.60 per share. In addition, it was agreed that if we completed a merger or similar transaction prior to January 24, 2005; the Note will automatically be extended through March 24, 2005 with additional security due.

On February 10, 2005, we entered into a Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of this new agreement; on March 24, 2005, Pinnacle agreed to pay us $340,000 and (2) pay to Pinnacle's designee, CJR Capital, LLC, $60,000 towards Pinnacle's due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $2.00.

In addition to the above, we agreed: (1) to deliver to Pinnacle's counsel an additional 1,037,500 shares of our common stock as additional escrow security, (2) issue to Pinnacle's designee, CJR Capital, LLC, 50,000 shares of our common stock towards Pinnacle's due diligence and legal expenses related to the revision of the Note; (3) issue to Pinnacle 112,500 shares of instaCare's common stock as a loan re-initiation fee; and (4) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing March 24, 2005, Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full. We have recorded a financing expense in the amount of $227,500, the fair market value of the underlying shares. All of the shares required under the Note were delivered.

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

M and E Equities, LLC Renegotiated Note

Based on terms negotiated on March 4, 2002, and after a further documentation process that was completed on April 23, 2003, Medicius, Inc. our merger partner in our June 2002 merger was loaned $475,000 from M and E Equities, LLC (M&E). A condition of the loan it was stipulated that Medicius, Inc. would complete its merger with us and become a fully reporting public company. As of December 31, 2003, after partial payment of interest and principal and a settlement of a legal dispute that arose over this note and other issues, the remaining value of the note and accrued interest was $522,208. On March 2, 2004, we renegotiated our debt with M&E. the terms of the agreement are stipulated as follows:

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

2.

M&E agreed to transfer 125,000 of the Class A Warrants, formerly issued by Medicius, Inc. with an expiration date of January 5, 2005 to Empyreon.net for $30,000 and 25,000 Class A Warrants to Mr. Moshe Mendlowitz for $20,000. We incurred financing costs during the year ended December 31, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

3.

The outstanding note balance of $207,526 was recapitalized into 207,526 shares of our $0.001 par value Class A Convertible Preferred Stock and registered in M&E's name. Each share of Class A 2002 Convertible Preferred Stock is convertible into 0.225 shares (46,694 total) of our $0.001 par value common stock at $4.44448 per share. M&E agrees to hold the Preferred Shares for a minimum of one year, pursuant to Rule 144, with no conversions allowed during that period of time. After one year, M&E may convert and sell only 6,250 shares of our $0.001 par value common stock every 60 days as permissible by Rule 144.

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

As of December 31, 2005, our cash balance was $709,295. We believe that this amount will provide sufficient cash for the next 4 months from December 31, 2005. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Seasonality of Health Related Businesses

Although we have only operated our prescription drug and diabetes diagnostics business for a period just over a year, our first year experiences point to a business that displays certain seasonal trends. Much of our business results from sales of diagnostics and supplies to patients in residential and long term care settings. These (customers) appear to acquire product only several times each year, as they “stock up.” It remains to be seen if these trends continue. However, based on these trends the company believes that sales will be concentrated in the first and fourth fiscal quarters. One explanation is that these periods correspond with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers in January along with new plan formularies (price schedules), and the end of a prescription drug plan year where formulary reimbursement for the upcoming year is not yet known, and which in turn tends to influence “stocking up.”

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

We currently employ 14 employees, of which 8 are full time employees and 1 sales representative. No full time employees are covered by labor agreements or employment contracts. We do not expect a significant change in the number of full time employees over the next 12 months.

Critical Accounting Policy and Estimates

Our discussion of financial condition and results of operations is based upon information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in our Form 10-KSB for the fiscal year ended December 31, 2005. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations, which require the application of significant judgment by our management.

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

Off-Balance Sheet Arrangements.

As of December 31, 2005, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Our limited operating history could delay our growth and result in the loss of your investment.

We were incorporated on March 2, 2001 and have previously been in the development stage and thus have had a limited operating history on which to base an evaluation of our business and prospects. Beginning in 2005, we have commenced operations and are no longer considered to be in the development stage. However, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth. To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in our common shares.

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money. We had an accumulated deficit as of December 31, 2005, and 2004 of $15,046,680 and $10,495,654, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. From time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We are dependent on a small number of major customers.

Our two largest customers accounted for approximately 95% of our net sales. We expect that a small number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability generate revenue sufficient to continue as a going concern diminishing your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management. instaCare is, and will be, heavily dependent on the skill, acumen and services of our CEO Robert Cox, interim CFO, Secretary and Treasurer, Keith Berman. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of March 31, 2006, there were 7,304,200 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

We have applied to receive patent rights, and trademarks relating to our software. However, patent and intellectual property legal issues for software programs, such as our products, are complex and currently evolving. Patent applications are secret until patents are issued in the United States, or published in other countries, therefore, we cannot be sure that we are first to file any patent application for our technologies, primarily the technology that allows for the safe, secure and near seamless transmission of sensitive medical information from the point of care, directly to our mail order pharmacy. Should any of our patent claims be compromised or if, for example, one of our competitors has filed or obtained a patent before our claims have been prosecuted, or should a competitor with more resources desire to litigate and force us to defend or prosecute any patent rights, our ability to develop the market for our mail order pharmacy could be severely compromised, for we do not have the financial resources to litigate actions involving our patents and copyrights..

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

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-36 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of the end of the period covered by this report, Robert Cox, our Chief Executive Officer, and Keith Berman, our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based upon their evaluation, Messrs. Cox and Berman concluded that our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC filings relating to our financial statement and other disclosures.  Our conclusions regarding the deficiencies were as follows:

Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of assessing our intangible assets for impairment were not adequate.

•

We had particular difficulty in assessing whether certain of our intangible assets needed to be impaired as of March 31, 2005 and recording transactions related to stockholders' equity and tracking and recording related charges to operations.

•

We further found that while the controls over initiating and recording routine transactions were adequate, we had inadequate procedures to determine the need to impair our intangible asset related to the acquisition of Pharma Tech. The finding of this weakness resulted in the need to restate the financial statements in all of our quarterly filings on Form 10-QSB for 2005. We believe that we have corrected this deficiency and will continue to carefully monitor the proper application of this control.

Other than the deficiencies and weaknesses described above, Mr. Cox, our Chief Executive Officer and Mr. Berman, our Principal Financial Officer concluded that our disclosure controls and procedures are otherwise effective.

In an attempt to prevent further breakdowns in our internal control over financial reporting, we have engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. This was our only change in our internal control over financial reporting for the most recent quarter ended December 31, 2005.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Effective June 10, 2005, Ronald R. Kelly was removed as a Director of the Company.

Effective December 6, 2005, Joel V. Brill, M.D. was elected as Director of the Company.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term

Robert Cox	45	President, Director and Chief Executive Officer	Since 2001
Keith Berman	52	Secretary, Treasurer and Director	Since 2003
Robert Jagunich	58	Director	Since 2003
Joel V. Brill, M.D.	52	Director	Since 2005

Duties, Responsibilities and Experience

Robert L. Cox, President has served as Chairman and Director of the Company since June of 2001. Prior to joining instaCare, Mr. Cox was the Chief Executive Officer, President and Director of Tower Realty Trust, Inc., a publicly traded Real Estate Investment Trust ("REIT"). From March 1995 to October 1997 Mr. Cox served as the Executive Vice President and Chief Operating Officer of Tower Equities, when Tower Equities became a public company (Tower Realty Trust, Inc.). From March 1987 to March 1995, Mr. Cox served as Vice President of Development and Construction of Tower Equities, where his main responsibilities included supervising all development and construction projects. Mr. Cox graduated in 1983 with a BA from Florida State University. Mr. Cox does not hold any directorships of other reporting companies.

Keith Berman has served as Secretary, Treasurer and Director of the Company since January of 2003. For over the past 15 years, Mr. Berman has been involved in the development of healthcare software including Intranet and Internet systems. From July 1999 to present, Mr. Berman has held the position of President, founder and director of Caredecision.net, Inc. a private company engaged in e-health technology development. From March 2001 through June 2002 Mr. Berman also held the Position of President and Director or Medicius, Inc. From January 1996 to June 1999 Mr. Berman was the President and founder of Cymedix, the operating division of Medix Resources, Inc., now Ramp Corp. (RCO). Cymedix was a pioneer company in what was then known as i-health (Internet healthcare) now the e-health industry. Mr. Berman received a BA in 1975 and an MBA in 1977, from Indiana University.

Robert Jagunich has served as a Director of the Company since January of 2003. Mr. Jagunich has 27 years of experience in the medical systems and device industry. From August 1992 to present, he has held the position of President at New Abilities Systems, a privately held manufacturer of advanced electronic systems used in rehabilitation. He also provides consulting services to companies such as Johnson and Johnson and has served as a senior executive in such publicly held companies as Laserscope and Acuson. From April 1996 to December 1997 Mr. Jagunich acted as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc., now Ramp Corp. (AMEX:RCO). He received his BS in 1969, and his MS and MBA in 1971, from the Univ. of Michigan.

Joel V. Brill, MD has served as a Director of the Company since December 6, 2005. Dr. Brill is Chief Medical Officer of Predictive Health, LLC, which performs predictive modeling analysis of medical and pharmaceutical claims data and implements proactive care management solutions for purchasers. His areas of focus include coding and reimbursement methodologies, quality improvement, disease management and pharmaceutical analysis.

Dr. Brill is Board Certified in Internal Medicine and Gastroenterology, and has practiced for two decades in California and Arizona. He is on the Editorial Advisory Board of Managed Healthcare Executive, Gastroenterology Coding Alert, Clinical Trial Insights and Internal Medicine Coding Alert, a reviewer for Formulary, and a consultant to the Health Services Advisory Group (HSAG). Dr. Brill has worked extensively with the Centers for Medicare and Medicaid Services (CMS) on coverage and reimbursement issues; and serves on the Blue Shield of California Pharmacy & Therapeutics and HealthNet Infusion Committees. He has held management positions with several managed care companies including Blue Shield of California and Prudential Health Care, and is on the Board of Directors of the American Board of Quality Assurance and Utilization Review Physicians (ABQAURP).

Dr. Brill is a member of the Clinical Practice and Economics Committee for the American Gastroenterological Association (AGA). Dr. Brill represents the AGA at the American Medical Association (AMA) RBRVS Update Committee (RUC), the CPT Editorial Panel, and the Practice Expense Review Committee (PERC). He is the AGA representative to the AMA Physician Consortium for Performance Improvement and the Ambulatory Care Quality Alliance, which are working with CMS to develop pay-for-performance measures. Dr. Brill was appointed to the AMA Work Group on Office-Based Surgery Regulation and the CPT Drug Infusion coding workgroup. In 2004, the AMA presented the Burgess L. Gordon Memorial Award to Dr. Brill for outstanding service to the CPT process. He represents the AGA at the Subspecialty Advisory Group on Socioeconomic Affairs (SAGSA) of the American College of Physicians (ACP) and the Physicians’ EHR Coalition Committee, is a member of the American Society for Gastrointestinal Endoscopy (ASGE) Practice Management Committee, and is a medical consultant to BearingPoint, which is contracted with CMS to develop medication measures for Part D.

Dr. Brill is an Assistant Clinical Professor of Medicine at the University of Arizona School of Medicine, an Adjunct Assistant Professor of Medicine at the Arizona College of Osteopathic Medicine, and a lecturer at the School of Health Management & Policy at the WP Carey School of Business at Arizona State University. Working with the Rural Health Office at the University of Arizona, he played a role in developing a model enabling American Indian tribes to privatize their health care system from the Indian Health Service. Dr. Brill was appointed by the Arizona Board of Regents to the Arizona Area Health Education Centers Commission, and is a member of the Arizona Health Care Cost Containment System (AHCCCS) task force on Health Care Coverage in Arizona.

Dr. Brill received his undergraduate A.B. Biology at the University of California, Los Angeles, and graduated from the Chicago Medical School. He completed his Internship and Residency in Internal Medicine at the UCLA – San Fernando Valley Program, and a fellowship in Gastroenterology at Los Angeles County – USC Medical Center. Dr. Brill completed the Management Program for Health Care Organizations at the UCLA School of Public Health.

Mr. Cox and Mr. Berman, the officers, devote their complete business time to the Company. Mr. Jagunich and Dr. Brill attend meetings of the board of directors when held.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were not current in there filings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. However, from time to time, we engage financial experts to provide consultation in specific areas as needed. We believe the cost related to retaining a full-time financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only two officers operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company’s chief executive officer and Secretary/Treasurer during the last two fiscal years of the Company.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All other compensation
					Restricted Stock	Options	LTIP payouts
Robert Cox, President	2005 2004 2003	$71,000 $45,000 $30,000	$50,000 -0- -0-	-0- -0- -0-	-0- -0- 9,375	337,500(1) -0- 9,375(2)	-0- -0- -0-	-0- -0- -0-
Keith Berman, Secretary/ Treasurer	2005 2004 2003	$36,500 $16,600 $16,600	-0- -0- -0-	-0- -0- -0-	-0- -0- 7,813	337,500(3) -0- 7,813(4)	-0- -0- -0-	-0- -0- -0-

(1)	The options are exercisable at $1.28 per share, pursuant to his option agreement dated February 5, 2005.
(2)	As of December 31, 2005 these options expired.
(3)	The options are exercisable at $1.28 per share, pursuant to his option agreement dated February 5, 2005.
(4)	As of December 31, 2005 these options expired.

Director Compensation and Other Arrangements

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

In 2003 we issued stock options to each independent board member to purchase 250 shares of our common stock at an exercise price of $2.00 per share as compensation for their services as members of the board of directors. The options will expire on December 19, 2008. Outside directors are also paid a fee of $2,500 per quarter or $10,000 per year. The board members who are executives of the Company received no additional compensation in excess of their management remuneration.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2006 held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 7,304,200 shares of common stock outstanding as of March 31, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 31, 2006 pursuant to options, warrants, conversions privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (2)	Number of Shares	Percent of Class (2)
Robert L. Cox, President, CEO & Director 16 Wood Hollow Lane Northport, NY 11768	380,246 (3)	5%
Keith Berman, Secretary, Treasurer & Director 1623 Elmsford Westlake, CA 91361	439,299 (4)	6%
Robert Jagunich, Director 765 Christine Drive Palo Alto, CA 94303	187,616 (5)	3%
Joel V. Brill, M.D., Director 6602 E. Gold Dust Ave. Scottsdale, AZ 85253	25,000 (6)	0%
Directors and Officers as a Group	1,032,161	14%
1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

2.	Figures are rounded to the nearest tenth of a percent.
3.	Includes 337,500 options to purchase shares of our common stock.
4.	Includes 337,500 options to purchase shares of our common stock.
5.	Includes 112,500 options to purchase shares of our common stock.
6.	Includes 25,000 options to purchase shares of our common stock.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Mercator Momentum Fund, L.P. (3) (4) Monarch Pointe Fund, Ltd. M.A.G. Capital, LLC David F. Firestone 555 South Flower St., Ste. 4200 Los Angeles, CA 90071	364,318	5%
Pinnacle Investment Partners c/o Hank Gracin Esq. 50 Charles Lindberg Blvd., Ste. 505 Uniondale, NJ 11583	1,612,500 (5)	22%
Beneficial Owners as a Group	1,976,818	27%
1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

2.	Figures are rounded to the nearest tenth of a percent.
3.

Mercator Momentum Fund, L.P. (“Momentum Fund”) is a private investment limited partnership organized under California law. The general partner of Momentum Fund is M.A.G. Capital, LLC (“MAG”), a California limited liability company. David F. Firestone is the Managing Member of MAG. Monarch Pointe Fund, Ltd. (“MPF”) is a corporation organized under the laws of the British Virgin Islands. MAG controls the investments of MPF. Momentum Fund, MAG and MPF share dispositive power over the 364,318 shares.

4.	The information used is based on information reported on the beneficial owners Schedule 13G filing.
5.	Includes 1,462,500 shares held in escrow to back the loan made to us by Pinnacle.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2005, through our subsidiary Pharma Tech Solutions, Inc., we acquired CareGeneration, Inc. a company controlled by Ronald Kelly. Upon closing of the acquisition, Mr. Kelly was elected as a director of the Company and an officer and director of Pharma Tech. Subsequently, in June 2005 Mr. Kelly was removed for cause.

Our officers, Robert Cox and Keith Berman, serve as the sole officers for each of our two wholly owned subsidiaries formed on November 18, 2004: Pharma Tech Solutions, Inc. and PDA Services, Inc. Mr. Berman serves as President, Treasurer and Director of both subsidiaries Pharma Tech and PDA Services. Mr. Cox serves as Secretary of both subsidiaries Pharma Tech and PDA Services.

There is no other transaction that occurred during the last full fiscal year or proposed to occur during the current fiscal year to which any person related to the Company had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
3(i)(a)	Articles of Incorporation - Filed March 2, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(b)	Articles of Amendments to Articles of Incorporation - Filed May 9, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(c)	Articles of Amendments to Articles of Incorporation - Filed August 2, 2002
(Incorporated by reference to the exhibits to Form 10-QSB filed on August 22, 2002.)
3(ii)	Bylaws of CareDecision Corporation (formerly ATR Search Corporation)
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
10.1	CDED-Mercator Advisory Group LLC Subscription (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.2	CDED-Mercator Advisory Group LLC CoD Preferred Series C (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.3	CDED-Mercator Advisory Group LLC Reg Rts Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.4	Warrant Mercator Advisory Group, LLC $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.5	Warrant Mercator Momentum Fund, LP $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.6	Warrant Monarch Pointe Fund, Ltd. $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.7	Warrant Mercator Advisory Group, LLC $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.8	Warrant Mercator Momentum Fund, LP $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.9	Warrant Monarch Pointe Fund, Ltd. $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.10	CDED-Pinnacle Secured Note (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.11	CDED Pinnacle Pledge Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.12	CDED-Pinnacle Securities Purchase Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.13	CDED-Pinnacle 9_24_2004 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.14	CDED-Pinnacle 2_10_2005 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.15	Lease Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on November 1, 2005)
31.1*	Certification of Robert Cox pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Keith Berman pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Robert Cox pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Keith Berman pursuant to Section 906 of the Sarbanes-Oxley Act

______

*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $58,500 and $26,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Beckstead and Watts, LLP for professional services rendered for audit related fees for fiscal years 2005 and 2004 were $0.00 and $0.00.

(3) TAX FEES

The aggregate fee to be billed by Beckstead and Watts, LLP for professional services to be rendered for tax fees for fiscal year 2005 was $-0- and for fiscal year 2004 was $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Beckstead and Watts, LLp for the fiscal years 2005 and 2004 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

By: /s/ Robert Cox

Robert Cox, President

Date: April 11, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Cox	President, CEO,	April 11, 2006
Robert Cox	and Director

/s/ Keith Berman	Secretary, Treasurer,	April 11, 2006
Keith Berman	and Director

/s/ Robert Jagunich	Director	April 11, 2006

Robert Jagunich

/s/ Joel Brill	Director	April 11, 2006

Joel V. Brill, M.D.

TABLE OF CONTENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-35

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

InstaCare, Inc.

(formerly CareDecision Corp.)

We have audited the accompanying restated balance sheet of InstaCare, Inc. (formerly CareDecision Corp.) as of December 31, 2005, and the related statements of income, retained earnings, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InstaCare, Inc. (formerly CareDecision Corp.) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has an accumulated deficit and a net loss in the current year. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 30, 2006

instaCare Corp.

(formerly CareDecision Corporation)

Consolidated Balance Sheet

December 31,
2005
Assets
Current assets:
Cash	$709,295
Accounts receivable	247,584
Inventory	73,530
Prepaid expenses	55,956
Total current assets	1,086,365

Fixed assets, net	131,004

Other assets:
Deposits	3,412
Amortizable loan fees, net	116,208
Total other assets	119,620

$1,336,989

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$43,850
Accrued expenses	22,943
Accrued interest	14,301
Convertible notes payable	1,403,583
Total current liabilities	1,484,677

Stockholders’ (deficit)

Preferred stock, $0.001 par value, 3,249,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series “A” stock, $0.001 par value, 750,000 shares
authorized, no shares issued and outstanding	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares
authorized, 20,000 shares issued and outstanding	20
Preferred series “D” stock, $0.001 par value, 1,000 shares
Authorized, no shares issued and outstanding	-
Common stock, $1.001 par value, 1,750,000,000 shares authorized,
7,236,013 shares issued and outstanding	7,236
Additional paid-in capital	14,964,989
Prepaid share-based compensation	(60,000)
Shares authorized and un-issued	56
Unamortized warrants and options	(13,517)
Accumulated (deficit)	(15,046,680)
(147,688)

$1,336,989

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.

(formerly CareDecision Corporation)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2005	2004

Revenue	$5,614,313	$182,112
Cost of sales	5,112,629	-

Gross profit	501,684	182,112

Expenses:
General and administrative expenses	386,037	396,079
Consulting services	38,000	-
Payroll expense	824,098	369,448
Professional fees	353,887	-
Compensation expense	1,128,706	2,086,469
Software development	-	119,640
Impairment of operating assets and goodwill	1,167,717	415,078
Depreciation	52,546	99,910
Total expenses	3,950,991	3,486,624

Net operating (loss)	(3,449,307)	(3,304,511)

Other income (expense):
Loss – related party	(377,778)	(377,136)
Loss on debt settlement	(19,838)	-
Interest income	16,112	3,527
Merger expenses	-	(304,750)
Financing costs	(562,973)	(481,700)
Interest expense	(429,524)	(86,456)

Provision for income taxes	-	-

Net (loss)	$(4,823,308)	$(4,551,027)

Weighted average number of
Common shares outstanding – basic and fully diluted	5,695,457	2,573,930

Net (loss) per share – basic and fully diluted	$(0.85)	$(1.77)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

(formerly CareDecision Corporation)

Consolidated Statement of Changes of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	-	$ -	1,503,061	$ 1,503	$ 5,748,728	$ -	$ -	$ -	$ (5,672,345)	$ 77,886

Shares issued for services on January 9, 2004			81,250	81	261,419					261,500
Shares issued for services on January 13, 2004			19,375	19	67,481					67,500
Shares issued for services on January 20, 2004			90,625	91	289,909					290,000
Shares issued for services on January 23, 2004			2,563	3	9,222					9,225
Shares issued for services on February 23, 2004			25,000	25	79,975					80,000
Shares issued for services on March 3, 2004			11,250	11	35,989					36,000
Shares issued for debt conversion on March 3, 2004	207,526	208	91,875	92	521,908					522,208
Shares issued for dispute settlement on March 10, 2004			81,375	81	325,419					325,500
Shares issued for services on March 16, 2004			58,256	58	186,362					186,420
Shares issued for services on April 2, 2004			23,875	24	76,376					76,400
Shares issued for services on April 13, 2004			250,625	251	277,749					278,000
Shares issued for services on April 20, 2004			41,250	41	131,959					132,000
Shares issued for services on April 28, 2004			100,000	100	319,900					320,000
Shares issued for services on May 7, 2004			3,125	3	9,997					10,000
Shares issued for services on May 20, 2004			9,375	9	29,991					30,000
Shares issued for services on May 28, 2004			37,500	38	2,962					3,000
Shares issued for cash on June 2, 2004			9,688	10	30,990					31,000
Shares issued for cash on June 10, 2004			37,500	38	119,962					120,000
Shares issued for employee stock option plan on August 13, 2004			17,500	17	33,583					33,600
Shares issued for services on August 13, 2004			250,000	250	479,750					480,000
Shares issued for services on August 25, 2004			9,375	9	25,491					25,500
Shares issued for services on September 13, 2004			35,625	36	76,914					76,950
Shares issued for debt conversion on September 13, 2004			25,000	25	49,975					50,000
Shares issued for services on October 12, 2004			178,125	178	284,822					285,000
Shares issued for cash on October 12, 2004			121,875	122	194,878					195,000
Shares issued for renewal fees on November 2, 2004			50,000	50	37,950					38,000
Shares issued for cash on November 3, 2004			44,722	45	64,355					64,400
Shares issued for services on November 3, 2004			53,965	54	77,656					77,710
Shares issued for renewal fees on November 29, 2004			25,000	25	37,975					38,000

Net (loss) for the Year Ended December 31, 2004									(4,551,027)	(4,551,027)
Balance, December 31, 2004	207,526	208	3,288,755	3,289	9,889,647		-	-	(10,223,372)	(330,228)

 The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

(formerly CareDecision Corporation)

Consolidated Statement of Changes of Stockholders’ Equity (Continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Shares issued for financing services on January 13, 2005			90,625	91	137,659					137,750
Shares issued for services on February 2, 2005			46,875	47	68,703					68,750
Shares issued for warrants exercised in exchange for services on February 2, 2005			88,000	88	133,672					133,760
Shares issued for merger on March 14, 2005			531,250	531	806,969					807,500
Shares issued for cash and services on March 14, 2005			125,000	125	189,875					190,000
Shares issued for cash and financial consulting on March 14, 2005			218,750	219	314,781					315,000
Shares issued per financing agreement on March 24, 2005	20,000	20	-	-	1,677,980					1,678,000
(net of offering costs)
Shares issued for debt collateral on April 5, 2005			1,037,500	1,037	(1,037)					-
Shares issued for financing fees on April 5, 2005			162,500	162	233,838					234,000
Shares issued for consulting services on April 5, 2005			37,500	37	44,963					45,000
Shares issued for debt conversion on April 5, 2005			134,960	135	172,614					172,749
Shares issued for consulting services on June 1, 2005			118,750	119	107,881					108,000
Warrants granted for services on May 1, 2005			-	-	90,706					90,706
Shares and options issued per settlement on June 14, 2005			28,125	28	104,767					104,795
Shares issued for debt conversion on August 1, 2005			201,125	201	128,519					128,720
Shares issued in exchange for PharmaTech stock interest on August 2, 2005			158,234	158	151,746					151,904
Shares issued for consulting services on August 8, 2005			12,626	13	14,128					14,141
Shares issued for licensing agreement on September 28, 2005			50,000	50	63,950					64,000
Shares issued for services on September 28, 2005			1,250	1	799					800
Escrow shares used for accrued interest on September 30, 2005			-	-	39,292					39,292
Shares issued for consulting services on October 3, 2005			1,250	1	799					800
Warrants issued and exercised in exchange for services on October 3, 2005			5,438	6	3,474					3,480
Options issued and exercised for services on October 3, 2005			215,625	216	155,034					155,250
Options issued and exercised for services on November 17, 2005			231,250	231	184,769			(60,000)		125,000
Options issued and exerecised for employee bonuses on November 17, 2005			18,750	19	14,981					15,000
Shares issued for consulting services on November 18, 2005			6,875	7	5,993					6,000
Shares issued for debt collateral on November 18, 2005			337,500	338	(338)					-
Shares issued for financing fees on November 18, 2005			87,500	88	55,913					56,000
Shares authorized and unissued for services			-	-	16,627	23				16,650
Shares authorized and unissued for Director bonus			-	-	21,975	25				22,000
Share authorized and unissued for services on December 26, 2005			-	-	25,959	41				26,000
Options granted for 2006 Director services on December 6, 2005			-	-	13,517		(13,517)			-
Options granted for services on December 1, 2005			-	-	36,463		-			36,463
Share cancellation authorized on December 1, 2005			-	-	33	(33)				-
Warrants granted in connection with financing on December 31, 2005			-	-	33,726					33,726

Escrow shares issued for debt reduction on December 14, 2005					24,612					24,612

Net (loss), year ended December 31, 2005			-	-					(4,823,308)	(4,823,308)
Balance, December 31, 2005	227,526	$ 228	7,236,013	$ 7,236	$14,965,989	$ 56	$ (13,517)	$(60,000)	$(15,046,680	$ (147,688)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

(formerly CareDecision Corporation)

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2005	2004
Cash flows from operating activities
Net (loss)	$(4,823,308)	$(4,551,027)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation
General and administrative	42,999	-
Consulting services	905,957	1,326,269
Payroll expense	15,000	738,600
Professional fees	164,750	-
Software development	-	21,600
Financing costs	355,682	481,700
Interest expense	93,940	-
Amortization of loan fees	107,292	-
Impairment loss on operating assets and goodwill	1,118,376	415,078
Loss – related party	78,347	377,136
Depreciation	52,546	99,910
Changes in operating assets and liabilities:
Accounts receivable	(247,584)	-
Inventory	127,373	(200,903)
Prepaid expenses	(55,956)	-
Note receivable	107,500	(57,500)
Deposits	(3,412)	-
Amortizable loan fees	116,208	-
Accounts payable	(70,852)	114,703
Customer deposits	(12,500)	12,500
Accrued interest	14,301	-
Accrued liabilities	(281,807)	304,750
Net cash (used) by operating activities	(2,402,564)	(917,184)

Cash flows from financing activities
Convertible notes - related party	-	50,000
Proceeds from notes payable to shareholders	-	51,085
Payments on note payable to shareholders	(11,028)	(116,175)
Proceeds from convertible notes payable	669,350	700,088
Issuance of preferred series “C” stock	1,878,000	-
Issuance of common stock	153,050	625,400
Net cash provided by financing activities	2,689,372	1,310,398

Net increase in cash	286,808	393,214
Cash - beginning	422,487	29,273
Cash - ending	$709,295	$422,487

Supplemental disclosures:
Interest paid	$335,584	$76,856
Income taxes paid	$-	$-

instaCare, Corp.

(formerly CareDecision Corporation)

Consolidated Statements of Cash Flows

Non-cash transactions:
Number of shares issued for stock-based compensation	18,750	1,569,674
Number of shares issued for debt conversion	213,751	116,875
Number of shares issued for settlement	-	81,375
Number of shares issued to acquire software	-	270
Number of shares issued for licensing	50,000	-
Number of shares issued for professional fees	146,875	-
Number of shares issued for consulting services	865,439	-
Number of shares issued for financing	162,500	-
Number of shares issued per merger agreement	734,375	-

The accompanying notes are an integral part of these financial statements

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Note 1 – Significant accounting policies and procedures

Organization

The Company was organized July 6, 2000 (Date of Inception) under the laws of the State of Nevada as Promedicius, Inc. In May 2001, the Company changed its name to Medicius, Inc. On June 21, 2002, the Company merged with ATR Search Corp., a development stage company, and a Nevada corporation. The merger has been accounted for as a recapitalization and the historical financial statements of Medicius Inc. are presented herein.

On June 21, 2002, the Company filed an amendment to its articles of incorporation changing its name to CareDecision Corporation and subsequently changed its name to InstaCare Corp. effective April 14, 2005.

On November 19, 2004, the Company incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc. On November 24, 2004, the Company entered into an “Agreement and Plan of Merger”, as amended on December 27, 2004, between Pharma Tech Solutions, Inc. and CareGeneration, Inc. (“CareGen”), a Nevada corporation. This agreement included CareGen’s private acquisition of retail pharmaceutical license applications, client lists, receivables, business contacts, relationships, goodwill and the rights to use the wholesale pharmaceutical distribution license, trade names and sales names of Kelly Company World Group, Inc., a Delaware corporation. On February 25, 2005, the merger was completed whereby CareGen merged with Pharma Tech wherein CareGen ceased to exist and Pharma Tech continued as a wholly owned subsidiary.

The Company has historically been in the development stage pursuant to SFAS #7. The year 2005 is the first year during which the Company will be considered an operating entity no longer in the development stage.

On January 4, 2005, the Company commenced prescription drug distribution operations and is in the process of establishing a facility in Hope, North Dakota. Specializing in rapid delivery of prescription drugs and diagnostic products, the Company is in the final stages of augmenting its prescription drug and prescription diagnostics distribution business by creating a nationwide network over the internet. The Company has also created a fully integrated prescription fulfillment program through which physicians can directly submit prescriptions using a hand-held device, tablet PC, or PDA that is enabled through a Wi-Fi link to the Internet.

The Company has established its first fulfillment center to service uninsured and underinsured patients in Phoenix, AZ, while also securing its retail prescription license in the state of Arizona.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Through the acquisition of CareGen, the Company acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies and is currently developing our distribution platform.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions. At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2005 and 2004.

Allowance for doubtful accounts

The Company has elected to use an allowance method for bad debts based on historical experience of bad debts as a percent of its aged outstanding receivables. Historically, the Company did not have accounts receivable. During the year ended December 31, 2005, the Company has commenced operating activities and maintained an accounts receivable balance. The Company has reviewed its outstanding accounts receivable as of December 31, 2005 and determined all outstanding balances to be collectible and therefore has not recorded an allowance.

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

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

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

Consolidation policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2005 and 2004, the Company did not have non-marketable investments.

The Company maintained a majority owned interest in PDA Services, Inc. During the year ended December 31, 2005, no business was conducted through the majority owned subsidiary and accordingly no allocation of income or expense has been recorded.

Revenue recognition

The Company recognizes revenue from its sale of pharmaceutical supplies upon delivery to its customer where the fee is fixed or determinable, and collectibility is probable. Cash payments received in advance are recorded as deferred revenue. The Company is not generally obligated to accept returns, except for defective products.

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

Advertising costs

The Company expenses all costs of advertising as incurred. There was $0 and $2,500 in advertising costs included in general and administrative expenses as of December 31, 2005 and 2004, respectively.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized impairment losses in the amount of $1,167,717 and $415,078 as of December 31, 2005 and 2004, respectively.

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

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

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

Concentrations

In 2005, the two largest customers of the Company accounted for approximately 95% of the Company’s total sales and a majority of its pharmaceutical products were purchased from two major suppliers.

Debt issue costs

Costs related to securing our long-term convertible debt are capitalized as other assets and are amortized over the life of the debt.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

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

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 31, 2005.

Stock-Based Compensation

The Company accounts for its employee stock-based compensation arrangements in accordance with provision of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for stock Issued to Employees”, and related interpretations. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities earned. The total share-based compensation at December 31, 2005 and 2004 is detailed as follows:

	2005	2004
General and administrative	$42,999	$-
Consulting services	905,957	1,326,269
Payroll expense	15,000	738,600
Professional fees	164,750	-
Software development	-	21,600
Total	$1,128,706	$2,086,469

The Company accounts for stock-based compensation associated with the re-pricing of employee stock options in accordance with the provision of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intristic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock-based compensation expense until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intristic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the continued application of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS 123 has been applied to these transactions.

The following table represents the effect on net (loss) and (loss) per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123:

	2005	2004
Net (loss), as reported	$(4,823,308)	$(4,551,027)
Add: Employee stock-based compensation Expense, as reported	-	-
Deduct: Total stock-based employee compensation expense determined under fair value method	(613,397)	(29,960)
Pro forma net (loss)	$(5,437,205)	$(4,580,987)
Net (loss) per common share
Basic (loss) per share, as reported	$(0.85)	$(1.76)
Basic per share, pro forma	$(0.95)	$(1.78)

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

Note 2 – Business combinations

On November 4, 2004, and amended on December 27, 2004, the company entered into a definitive “Agreement and Plan of Merger” that called for a series of transactions to be completed between instaCare Corp., Pharma Tech Solutions, Inc., the Company’s wholly owned subsidiary, and CareGen, Inc. Pursuant to the agreement, the Company’s wholly owned subsidiary, Pharma Tech, Inc., would acquire all of the outstanding shares of CareGen, Inc., a Nevada corporation, in exchange for 39,750,000 shares equaling approximately 49% of the outstanding shares of Pharma Tech’s $0.001 par value common stock and 531,250 shares of the Company’s $0.001 par value common stock. On February 25, 2005, the Company consummated the Merger through the exchange of shares. CareGen, Inc. ceased to exist and all assets, certain liabilities and capital accounts were assumed by Pharma Tech, Inc. as the surviving corporation.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

The Merger has been structured as a tax-free exchange pursuant to internal revenue code 368, as amended.

Pursuant to the agreement, the Company was required to place in escrow up to 1,250,000 common stock shares, which were to be paid to CareGen, Inc. stockholders subject to earn-out provisions over a specified period of time. However the shares were never placed in escrow and as of December 31, 2005, no earn-out provision had been achieved in the allotted time frame.

Note 3 – Impairment loss on operating assets

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

During the year ended December 31, 2005, the Company has accumulated costs in connection with its formation of Pharma Tech Solutions, Inc. and subsequent acquisition of CareGen totaling $1,167,717. Upon an analysis of the carrying value and the estimated future cash flows expected to result from the assets acquired, the Company has determined that it should write down 100% of its investment in Pharma Tech Solutions, Inc.

Note 4 – Going concern

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $15,046,680 As of December 31, 2005, the Company has commenced full operations generating revenues from operations totaling $5,614,313. Even though the Company has begun to generate significant revenues, as of December 31, 2005, these revenues were not sufficient to meet the overall financial requirements of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Note 5 – Inventory

Inventory consisted of the following at December 31:

	2005	2004
Work-in-progress	$ 46,015	$ 58,587
Raw materials	27,515	142,316
FIFO inventories	$ 73,530	$ 200,903

Note 6 – Prepaid expenses

Prepaid expenses comprised the following at December 31, 2005 and 2004:

	2005	2004
Prepaid license fees	$ 32,000	$ -
Prepaid rent	3,059	-
Prepaid general and administrative	897	-
Prepaid professional fees	20,000	-
	$ 55,956	$ -

Note 7 – Fixed assets

Fixed assets consist of the following at December 31:

	2005	2004
Computer and office equipment	$ 30,387	$ 30,387
Software	232,365	232,365

	262,752	262,752
Less accumulated depreciation	(131,748)	(79,202)

Total	$ 131,004	$ 183,550

Depreciation expense totaled $52,546 and $99,910 for the years ended December 31, 2005 and 2004, respectively.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Note 8 – Related party transactions

Related Party Note

During the year ended December 31, 2005, the Company had advanced cash in the amount of $299,431 and $78,347 of non-cash compensation to Kelly Company World Group Inc. and FutureCom, Inc. in anticipation of its acquisition and merger. The Company wrote down the balances as uncollectible at December 31, 2005.

During the year ended December 31, 2005, The Company repaid loans to two of its officers and directors in the amount of $11,028. As of December 31, 2005, the amount owed to related parties was $0.

On February 15, 2005, the Company granted options to purchase up to 787,500 shares of its par value common stock at an exercise price of $1.36 or 110% of the fair market value on the date of grant to its Directors for services received during the 2005 merger of Pharma Tech and CareGen.

Pursuant to APB 25, the Company has not record an expense in connection with the issuance of these options.

Note 9 - Notes payable and long-term debt

M and E Equities

Medicius, Inc. was loaned $475,000 from M and E Equities, LLC (M&E). A condition of the loan stipulated that Medicius, Inc. complete its merger with the Company and become a fully reporting public company. As of December 31, 2003, after partial payment of interest and principal and a settlement of a legal dispute that arose over this note and other issues, the remaining value of the note and accrued interest was $522,208.

On March 2, 2004, M&E sold the Company’s note to an investment group consisting of the following Companies; Wells & Company, Inc., Lima Capital, Inc., JC Financial and Corporate Architects. On March 3, 2004, the Investment group elected to convert the outstanding principal together with accrued interest totaling $320,000 into 91,875 shares of the Company’s $0.001 par value common stock. The remaining note balance of $ 207,526 was converted into 207,526 shares of the Company’s $0.001 par value Convertible Preferred Stock and registered in M&E's name. Each convertible preferred share is convertible into 46,694 shares of the Company’s $0.001 par value common stock at $4.45 per share. The Company expensed financing costs during the year ended December 31, 2004 totaling $405,700, the deemed value of the Warrants on the transfer date based on the Black-Scholes Valuation Model.

Mercator Momentum Fund, LP

On August 25, 2005, the Company issued two Secured Promissory Notes to Mercator Momentum Fund, LP ("MAG") totaling $87,309 which represents liquidated damages incurred by MAG, pursuant to its series "C" Subscription agreement whereby the Company was found to be in default of its requirements to file and effectuate a registration statement with the Securities and Exchange Commission on or before June 11, 2005.  The notes bear interest at a rate of 9.5% per annum and is due together with accrued interest on August 25, 2006

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle). The Secured Convertible Promissory Note bears interest at a rate of 12% per annum, matures September 25, 2004, except if extended for an additional six months at the option of the Company, and was secured by 212,500 shares of the Company’s $0.001 par value common

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

stock. Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $6.40 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner” of 4.99% or more of the then-outstanding Common Shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

On October 19, 2004, the Pinnacle Note was extended by the parties by virtue of a renewal and settlement agreement through January 24, 2005, and under certain conditions until March 24, 2005. The Company met those conditions by executing the definitive agreement to acquire CareGen, Inc. As a condition of renewal the Company was required to provide additional security of 25,000 shares of the Company’s $0.001 par value common stock, and Pinnacle was provided with a new election to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $3.60 per share. In addition, should the Company complete a merger or similar transaction prior to January 24, 2005; the Note will automatically be extended through March 24, 2005 with additional security due.

On February 10, 2005, the Company entered into a “Note Extension Agreement” with Pinnacle Partners, LP. The amended Agreement increased the principal balance of the original secured promissory note dated March 24, 2004 of $700,000 to $1,100,000 and the maturity date was extended to April 26, 2006. Pursuant to the Agreement, the Company issued, to Pinnacle’s counsel, an additional 1,037,500 shares of its common stock to be held in escrow as collateral for the additional principal of $400,000 and to further securitize the original $700,000 face value

Of the loan. In accordance with the Agreement, Pinnacle may sell under rule 144 of the Securities Act of 1933 as amended, whereby all proceeds net of commissions shall be used to pay down the indebtedness under the Note. In addition, Pinnacle has agreed to accept 162,500 shares of the Company’s $.001 par value common stock as payment for due diligence fees totaling $70,000 and a loan commitment fee in the amount of $157,500.

On October 24, 2005, the Company entered into an additional “Note Extension Agreement” with Pinnacle Partners, LP. The amended Agreement increased the principal balance of the previously amended secured promissory note dated February 10, 2005 of $1,100,000 to $1,200,000 and the maturity date was extended to June 25, 2006. Pursuant to the Agreement, the Company issued, to Pinnacle’s counsel, an additional 337,500 shares of its common stock to be held in escrow as collateral for the additional principal of $100,000 and to further securitize the original $700,000 face value loan. In accordance with the Agreement, Pinnacle may sell under rule 144 of the Securities Act of 1933 as amended, whereby all proceeds net of commissions shall be used to pay down the indebtedness under the Note. On September 30, 2005, Pinnacle exercised its right

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

to sell 61,000 of the escrowed shares applying the amount of $39,292 towards financing costs. During December 2005, Pinnacle sold an additional 42,813 of the escrowed shares whereby reducing the principal balance of its note in the amount of $24,612. In addition, the Company has agreed to pay due diligence and legal expenses to Pinnacle and Pinnacle’s designee totaling $163,500. Pinnacle agreed to accept 87,500 shares of the Company’s $.001 par value common stock valued at $56,000 as partial payment towards the legal and due diligence fees. The balance of $107,500 was paid in cash.

I J Wertz Group

On October 2005 we issued four secured convertible term notes ("Notes") totaling $170,000 to the investment group IJ Wertz. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $.796 per share and are currently convertible into 210,510 shares of our common stock. Pursuant to this agreement, we issued to each note holder warrants ("Warrants") to purchase up to 85,000 shares of our common stock, at an exercise price of $.96.

The warrants expire on October 1, 2008. The unamortized cost of the warrants issued to IJWertz Group totaling $33,726 netted against loan balance, will accrete to financing costs over the period of the loan based on the straight-line method. For the period ended December 31, 2005 the amortized portion of the cost of warrants was $4,611 and was reported as financing costs.

The Notes have a term of two years and accrue interest at a rate of 1.25% per month. Interest on the principal amount is payable quarterly, in arrears, on the first business day of each calendar month until the maturity date.

We may prepay the Notes at any time by paying 105% of the amortizing principal amount then outstanding, together with accrued but unpaid interest thereon.

Finance Fees

During the year ended December 31, 2005, the Company incurred fees in connection with its financing activities in the amount of $223,500. The Company will amortize fees over a period, which is equivalent to the terms of the financing arrangement. As of December 31, 2005, the Company has expensed $107,292 of the amortizable loan fees as financing costs. In addition, the Company has incurred additional fees related to its financing activities in the amount of $455,681 for total financing costs of $562,973.

The Company recorded interest expense of $429,525 and $86,456 during the years ended December 31, 2005 and 2004, respectively.

Note 9 – Income taxes

For the year ended December 31, 2005 and 2004, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $13,507,052 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2017-2020.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

The components of the Company’s deferred tax asset/liabilities are as follows:

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 13,507,052	$ 7,655,203
Total deferred tax assets	13,507,052	7,655,203

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	13,507,052	7,655,203
Less: Valuation allowance	(13,507,052)	(7,655,203)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2005. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2005	2004
Federal and state statutory rate	$(4,592,398)(14,370)	$(2,602,769) (5,795)10,355
Change in valuation allowance on deferred tax assets	4,592,398	2,602,769
	$ -0-	$ -0-

Note 10 – Stockholder’s equity

On September 27, 2005, the Company amended its Articles of Incorporation to increase its authorized shares. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as Series C, 1,000 shares are designated as Series D, and 1,750,000,000 shares of $0.001 par value common stock.

Series “A” convertible preferred stock

Holders of series “A”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “A” Convertible Preferred stock may be converted at a rate of .225 shares of common stock for each share of Series “A” Convertible Preferred stock. Series “A” Convertible Preferred stock shall rank senior to common stock in the event of liquidation.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Holders’ of Series “A” convertible stock shall be entitled to a 6% annual dividend payable in common stock, accrued and payable at the time of conversion, subject to adjustments resulting from stock splits, recapitalization, or share combination.

The Company issued 207,526 of its $0.001 par value preferred shares in April 2004 (see note 9) and recorded financing costs of $354,800. Each preferred share is convertible into eighteen .225 shares of the Company’s $0.001 par value common stock.

Series “C” convertible preferred stock

Holders of series “C”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “C” convertible preferred stock may be converted, the number of shares into which one share of Series “C” Preferred Stock shall be convertible shall be determined by dividing the Series “C” Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $1.60 per share. Series “C” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “C” convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series “C” convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

On February 7, 2005, the Company reached an agreement with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“the Purchasers”) whereby the Purchasers acquired 20,000 shares of the Company’s Series “C” preferred stock for cash in the amount of $2,000,000. Each share of preferred series “C” stock is convertible into shares of the Company’s common stock at a rate equal to 80% of the market price prior to conversion. The Company paid $190,283 in dividends to Purchaser in 2005, which has been recorded as interest costs as of December 31, 2005. The Company also issued 1,250,000 warrants to purchase shares of the Company’s common stock, 625,000 of the warrants having an exercise price of $1.60 and 625,000 having an exercise price of $2.40. The value of the warrants, using the Black-Scholes pricing model, was $1,648,307 and was recorded net of the offering. Other financing costs totaled $322,000 and were recorded net of the offering.

Series D convertible preferred stock

Holders of series “D”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “D” convertible preferred stock may be converted, the number of shares into which one share of Series “D” Preferred Stock shall be convertible shall be determined by dividing the Series “D” Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $1.60 per share. Series “D” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “D” convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five-tenths percent. Series “D” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Common stock

The Company issued 91,875 shares of its $0.001 par value common stock (see note 9) to various individuals to convert $320,000 in debt to equity during the year ended December 31, 2004.

The Company issued 81,375 shares of its $0.001 par value common stock in order to settle the disputes with investors and agents which arose over the M&E Note, and which allowed the M&E Note to be settled and converted. The value of the shares was $325,500 and is recorded as a loss–related party during the year ended December 31, 2004.

On July 31, 2004, a note holder elected to convert its $50,000 face value loan into shares of the Company’s $0.001 par value common stock in full satisfaction of the loan plus accrued interest.

During the year ended December 31, 2004, the Company issued 1,360,069 shares of its $0.001 par value common stock to various individuals and entities for consulting services for the Company’s hotel network business, consulting fees associated with the Company’s proposed merger with Kelly companies, finders fees to two individuals who introduced the Company to its proposed satellite e-broadcast partner, finders’ fees to two individuals who introduced the Company to the Kelly Companies, agent’s fees associated with the Company’s proposed acquisition of MDU Services, Inc., agent’s fees for the introduction and fees associated with the company’s recent agreement with an e-business partner for the hotel product sector, contract fees associated to develop and complete certain software for its hotel sector product and technical expenses incurred associated with this agreement, documentation and initiation fees owing to the Pinnacle Note investment, collectively valued at $1,537,532 and professional fees valued at $493,737. Also as of December 31, 2004, the Company has placed in escrow 212,500 shares of its $0.001 par value common stock as security for the Pinnacle Note investment.

During the year ended December 31, 2004, the Company issued 75,000 shares of its $0.001 par value common stock in connection with loan renewal fees totaling $76,000.

On January 13, 2005, the Company issued 90,625 shares of its $0.001 par value common stock for services received in connection with financing arrangements valued at $137,750, the fair market value of the shares.

On February 2, 2005, the Company issued 46,875 shares of its $0.001 par value common stock in exchange for consulting services valued at $68,750, the fair market value of the shares.

On February 2, 2005, the Company issued 88,000 shares of its $0.001 par value common stock for the exercise of warrants and services. The total value of services received was $133,760 the fair market value of the shares.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On March 14, 2005, the Company issued 531,250 shares of its $0.001 par value common stock pursuant to the “Agreement and Plan of Merger,” entered into on November 4, 2005, to the shareholders of CareGen, Inc. (see note 2). The Company recorded an investment in the amount of $807,500 which has subsequently been impaired (see note 3). Additionally, the Company issued 125,000 shares of common stock to various individuals for cash in the amount of $28,050 and services valued at $161,950, which were expensed as stock-based compensation for consulting services as of December 31, 2005.

On March 14, 2005, the Company issued 218,750 shares of its $0.001 par value common stock in exchange for services rendered in connection with financial consulting, valued at $190,000 and cash in the amount of $125,000.

On April 5, 2005, the Company issued 1,037,500 shares of its $0.001 par value common stock to an escrow account pursuant to the Pinnacle extension agreement.

On April 5, 2005, the Company issued 162,500 shares of its $0.001 par value stock in as financing fees totaling $234,000, the fair value of the underlying shares on the date of grant.

On April 5, 2005, the Company issued 37,500 shares of its $0.001 par value stock to various individuals in exchange for consulting services valued at $45,000, the fair value of the underlying shares on the date of grant.

On May 5, 2005, a note holder elected to convert its face value note in the amount of $101,600 into 134,960 shares of the Company’s $0.001 par value common stock for full satisfaction of the loan plus accrued interest of $71,149.

On June 1, 2005, the Company issued 118,750 shares of its $0.001 par value common stock in exchange for consulting services valued at $108,000, the fair value of the underlying shares on the date of grant.

On June 14, 2005, the Company issued 28,125 shares of its $0.001 par value common stock pursuant to a settlement agreement resulting from the cancellation of a consulting agreement. The value attributed to the settlement was $52,398 and has been recorded as stock-based compensation on the Statement of Operations as of December 31, 2005.

On June 28, 2005, a note holder elected to convert its face value note in the amount of $114,350 into 201,125 shares of the Company’s $0.001 par value common stock for full satisfaction of the loan plus accrued interest of $14,370.

On August 2, 2005, the Company issued 158,234 shares of our $0.001 par value common stock valued at $151,904 in exchange for 5,433,753 shares in Pharma Tech.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On August 8, 2005, the Company issued 12,626 restricted shares of our $0.001 par value common stock valued at $14,141 to Lippert Heilshorn & Associates in exchange for investor relation services performed pursuant to a consulting agreement.

On September 28, 2005, the Company issued 25,000 restricted shares of our $0.001 par value common stock valued at $32,000 to Svetislav Millic pursuant to terms of an Intangible Property License Acquisition Agreement dated June 7, 2005.

On September 28, 2005, the Company issued 25,000 restricted shares of our $0.001 par value common stock valued at $32,000 to Nathan Kaplan pursuant to terms of an Intangible Property License Acquisition Agreement dated June 7, 2005.

On September 28, 2005, the Company issued 1,250 shares of its $0.001 par value common stock to Jeff Stanlis. Mr. Stanlis provided copy writing and editing services to the company. The value of the services provided was $800.

On October 3, 2005, the Company issued 1,250 shares of its $0.001 par value common stock to an individual in exchange for consulting services. The Company record compensation expense in the amount of $800.

On October 3, 2005, the Company issued 215,625 shares of its $0.001 par value common stock to various individuals for the exercise of their 2004 stock options. The Company agreed to accept payment for the exercise through the performance of services by each individual. The Company record compensation expense in the amount of $155,250.

On November 17, 2005, the Company issued 231,250 shares of its $0.001 par value common stock to various individuals for the exercise of their 2004 stock options. The Company agreed to accept payment for the exercise through the performance of services by each individual. The Company record compensation expense in the amount of $125,000 and unamortized services in the amount of $60,000.

On November 17, 2005, the Company issued 18,750 shares of its $0.001 par value common stock to several of its employees as bonuses for services rendered. The company recorded compensation expense in the amount of $15,000, the fair value of the shares on the date of grant.

On November 18, 2005, the Company issued 6,875 shares of its $0.001 par value common stock to various individuals for the exercise of their 2004 stock options. The Company agreed to accept payment for the exercise through the performance of services by each individual. The Company record compensation expense in the amount of $6,000.

On November 18, 2005, the Company issued and additional 337,500 shares of its $0.001 par value common stock to an escrow account pursuant to the Pinnacle extension agreement dated October 24, 2005.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On November 18, 2005, the Company issued 87,500 shares of its $0.001 par value common stock valued at $56,000 for legal and due diligence fees incurred in connection with its Pinnacle financing agreement.

During the year ended December 31, 2005, the Company entered into various consulting agreements valued at $64,650. At December 31, 2005 the shares were not issued and the par value of $89 was recorded in the account shares authorized and un-issued.

On December 1, 2005, pursuant to a consulting agreement, the Company cancelled 32,900 shares of its $0.001 par value common stock. As of December 31, 2005, the shares had not been cancelled.

There have been no other authorizations or issuances of stock as of December 31, 2005.

Note 10 – Warrants and stock options

Warrants

On February 2, 2005, the Company issued 63,000 shares of its $.001 par value common stock for the exercise of warrants by Lima Capital in exchange for services valued at $95,760 provided in connection with the Company’s financing activities.

On February 2, 2005, the Company issued 25,000 shares of its $.001 par value common stock for the exercise of warrants by an individual in exchange for services valued at $38,000 provided in connection with the Company’s financing activities.

On February 7, 2005, the Company granted warrants to purchase up to 1,250,000 shares of the Company’s $0.001 par value common stock to Mercator/Monarch. 625,000 of the warrants are exercisable at a price of $1.60 per share and 625,000 at an exercise price of $2.40 per share. The fair value of the warrants is $1,648,307 and has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $1.28. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.5%, zero dividend yield, volatility of the Company's common stock of 133% and an expected life of the warrants of three years. The warrants expire on February 7, 2008.

On May 1, 2005, the Company granted warrants to purchase up to 100,000 shares of its $.001 par value common stock exercisable at a price of $1.20 per share. The fair value of the warrants is $90,706 and has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.90. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 6.5%, zero dividend yield, volatility of the Company's common stock of 132% and an expected life of the warrants of three years. The warrants expire on May 1, 2008.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On October 3, 2005, the Company issued 5,438 shares of its $0.001 par value common stock to individuals for the exercise of warrants in exchange for consulting services. The Company record compensation expense in the amount of $3,480.

On December 1, 2005, the Company granted warrants to purchase up to 85,000 shares of its $.001 par value common stock to various individuals in connection with financing activities. The warrants are exercisable at an average price of $0.78 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.87. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 6.5%, zero dividend yield, average volatility of the Company’s common stock of 120% and an expected life of the warrants of two years. The warrants expire on December 1, 2008.

Stock options

2003 Stock Option Plan

On January 1, 2003, the Company adopted its “2003 Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 312,500 shares of the Company’s $0.001 par value common stock. The Company issued no shares of stock pursuant to the plan during the years ended December 31, 2005 and 2004.

On January 21, 2003, the Company granted stock options to Dr. Thomas Chillemi, a Company shareholder, to purchase 25,000 shares of $0.001 par value common stock at a strike price of $3.20 per share pursuant to the Company’s 2003 Stock Option Plan. The shares are registered and free-trading via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $22,600, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

On January 21, 2003, the Company granted stock options to Dr. Joseph A. Wolf, a Company shareholder, to purchase 43,750 shares of $0.001 par value common stock at a strike price of $3.20 per share pursuant to the Company’s 2003 Stock Option Plan. The shares are registered and free-trading via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $39,550, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

On July 18, 2003, the Company entered into a consulting agreement with Dr. Chillemi, a Company shareholder, to perform corporate development services for the Company. As consideration, the Company granted stock options to purchase 37,500 shares of $0.001 par value common stock at a strike price of $4.00 per share pursuant to the Company’s 2003 Stock Option Plan (Chillemi 2003 Transaction #2). The shares are registered and free-trading via Form S-8.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

The value of the options on the grant date using the Black-Scholes Model is $60,900, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003. On October 1, 2003, Dr. Chillemi exercised 12,500 of his stock options as consideration for services performed valued at $50,000. On November 1, 2003, Dr. Chillemi exercised an additional 12,500 of his stock options as consideration for services performed valued at $50,000.

On July 18, 2003, the Company entered into a consulting agreement with Dr. Wolf, a Company shareholder, to perform medical information technology services for the Company. As consideration, the Company granted stock options to purchase 11,875 shares of $0.001 par value common stock at a strike price of $4.00 per share pursuant to the Company’s 2003 Stock Option Plan. The shares are registered and free-trading via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $19,285, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003. On October 31, 2003, Dr. Wolf exercised all 11,875 of his stock options by rendering $47,500.00 in cash.

On July 18, 2003, the Company entered into various consulting and service agreements with unrelated individuals to perform corporate strategic and developmental services for the Company. As consideration, the Company granted stock options to purchase 37,500 shares of $0.001 par value common stock at a strike price of $4.00 per share pursuant to the Company’s 2003 Stock Option Plan. The shares are registered and free-trading via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $60,900, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

On November 24, 2003, the Company granted stock options to Dr. Thomas Chillemi, a Company shareholder, to purchase 31,250 shares of $0.001 par value common stock at a strike price of $3.20 per share pursuant to the Company’s 2003 Stock Option Plan. The shares are registered and free-trading via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $31,500, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

On November 24, 2003, the Company granted stock options to Dr. Joseph A. Wolf, a Company shareholder, to purchase 18,750 shares of $0.001 par value common stock at a strike price of $3.20 per share pursuant to the Company’s 2003 Stock Option Plan. The shares are registered and free-trading via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $18,900, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

On November 24, 2003, the Company entered into various consulting and service agreements with unrelated individuals to perform corporate strategic and developmental services for the Company. As consideration, the Company granted stock options to purchase 41,250 shares of $0.001 par value common stock at a strike price of $3.20 per share pursuant to the Company’s 2003 Stock Option Plan. The shares are registered and free-trading via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $41,580, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2003.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

As of December 31, 2005, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 210,000 at a weighted average exercise price of $3.50. As of December 31, 2003, stock options in the Plan remaining to be issued totaled 65,625. The Plan stock options are 100% vested from the grant date.

The following is a summary of activity of outstanding stock options under the 2003 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2004	210,000	$3.50

Options granted	-0-	-
Options exercised	(-0-	-

Balance, December 31, 2004	210,000	$3.50
Exercisable, December 31, 2004	210,000	$3.50

Balance, January 1, 2005	210,000	3.50

Options granted	-0-	$-
Options exercised	(-0-	-

Balance, December 31, 2005	210,000	3.50
Exercisable, December 31, 2005	210,000	$3.50

The following is a summary of information about the 2003 Stock Option Plan options outstanding at December 31, 2005:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.20 - 4.00	210,000	1 year	$3.50	210,000	$3.50

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2004 was approximately $3.44 per option.

2004 Stock Option Plan

On August 5, 2004 the Company adopted its “2004 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 625,000 shares of the Company’s $0.001 par value common stock. On September 21, 2005, the Company amended its plan to increase the number of shares available to 1,562,500. The Company issued 37,500 shares of stock pursuant to the plan during the year ended December 31, 2005.

On August 5, 2004, the Company entered into various consulting and service agreements with unrelated individuals to perform corporate strategic and developmental services for the Company. As consideration, the Company granted stock options to purchase 250,000 shares of $0.001 par value common stock at a strike price of $1.92 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $480,000, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2004.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On October 12, 2004, the Company entered into various consulting and service agreements with Dr. Joseph Wolf, Leslie-Michelle Abraham and M. Thais Abraham to perform strategic and developmental services to facilitate the Company’s proposed merger with CareGen, Inc., among others. As consideration, the Company granted stock options to purchase 300,000 shares of $0.001 par value common stock at a strike price of $1.60 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $285,000, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2004.

On October 28, 2004, the Company entered into a second consulting and service agreement with Dr. Joseph Wolf to perform an enterprise value report for the Company’s proposed acquisition of CareGen, Inc. inclusive of that company’s recent receipt of certain prescription drug distribution licenses and other considerations. As consideration, the Company granted stock options to purchase 81,250 shares of $0.001 par value common stock at a strike price of $1.44 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $72,310.00, which has been recorded as compensation expense on the Statement of Operations as of December 31, 2004.

On June 14, 2005, the Company granted options to purchase up to 31,250 shares of $0.001 par value common stock at a strike price $1.60 per share pursuant to a settlement agreement with Pylon Management. The shares are registered and free-trading under the Company’s 2004 Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $52,487, which has been record as share-based compensation expense on the Statement of Operations as of December 31, 2005.

On October 3, 2005, the Company issued 216,875 shares of its par value common stock for the exercise of options issued pursuant to its 2004 Stock Option Plan, to various individual in exchange for services valued at $156,050.

On November 15, 2005, the Company issued 256,875 shares of its par value common stock for the exercise of options issued pursuant to its 2004 Stock Option Plan, to various individuals in exchange for services valued at $206,000. Pursuant to two of the agreements, the services will continue through January 2006 and have been record on the balance sheet as prepaid share compensation. The remaining balance of $146,000 has been recorded as share-based compensation expense on the Statement of Operations as of December 31, 2005.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On December 1, 2005, the Company entered into a service agreement with an individual to perform various consulting services in connection with financing activities. As consideration, the Company granted stock options to purchase 37,500 shares of $0.001 par value common stock at a strike price of $0.72 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $27,683 which has been recorded as compensation expense on the Statement of Operations as of December 31, 2005.

As of December 31, 2005, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 199,652 at a weighted average exercise price of $1.71. As of December 31, 2005, stock options in the Plan remaining to be issued totaled 893,750. The Plan stock options are 100% vested from the grant date.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2004	-0-	-

Options granted	631,250	$1.65
Options exercised	-0-	1.65

Balance, December 31, 2004	631,250	1.65
Exercisable, December 31, 2004	631,250	$1.65

Balance, January 1, 2005	631,250	-

Options granted	511,250	$0.72
Options exercised	473,750	0.72

Balance, December 31, 2005	668,750	0.82
Exercisable, December 31, 2005	668,750	$0.82

The following is a summary of information about the 2004 Stock Option Plan options outstanding at December 31, 2005

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Shares Underlying
Shares Underlying Options Outstanding	Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.72 - 1.92	668,750	2 years	$0.82	668,750	$0.82

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

	2005	2004
Average risk-free interest rates	6,50%	5.05-%
Average expected life (in years)	3	2
Volatility	124%	51.00%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2005 was approximately $0.82 per option.

2005 Merger Stock Option Plan

On February 5, 2005 the Company adopted its “2005” Merger Consolidated Stock Option Plan” (the “Plan”) and granted nonqualified stock options with rights to purchase 1,125,000 shares of the Company’s $0.001 par value common stock. The Company issued 825,000 shares of stock pursuant to the plan during the year ended December 31, 2005.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On February 15, 2005, the Company granted stock options to three of its officers and director, to purchase 787,500 shares of $0.001 par value common stock at a strike price of $1.76 per share pursuant to the Company’s 2005 Stock Option Plan. On the date of grant, the exercise price exceeded the fair market and accordingly, pursuant to APB 25, the Company has not recorded an expense on the Statement of Operations as of December 31, 2005.

On November 15, 2005, the Company granted stock options to Dr. Brill, to purchase up to 25,000 shares of its $0.001 par value common stock for 2006 Directors fees at an exercise price of $1.20 per share pursuant to the Company’s 2005 Merger Stock Option Plan. The value of the options on the grant date using the Black-Scholes Model is $13,517, which has been recorded as unamortized options as of December 31, 2005.

On December 31, 2005, the Company granted stock options to Mr. Milic, to purchase up to 12,500 shares of its $0.001 par value common stock at an exercise price of $0.96 per share pursuant to the Company’s 2005 Merger Stock Option Plan in exchange for services previously rendered. The value of the options on the grant date using the Black-Scholes Model is $8,780, which has been recorded as stock-based compensation expense on the Statement of Operations as of December 31, 2005.

As of December 31, 2005, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 825,000 at a weighted average exercise price of $1.48. As of December 31, 2005, stock options in the Plan remaining to be issued totaled 262,500. The Plan stock options are 100% vested from the grant date.

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2005	-	-

Options granted	825,000	$1.48
Options exercised	-	-

Balance, December 31, 2005	825,000	1.48

Exercisable, December 31, 2005	825,000	$1.48

The following is a summary of information about the 2005 Stock Option Plan options outstanding at December 31, 2005

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

Shares Underlying
Shares Underlying Options Outstanding	Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.72-1.60	825,000	3 years	$1.48	825,000	$1.48

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2005	2004

Average risk-free interest rates	6.50%	-%
Average expected life (in years)	3	-
Volatility	133%	-%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2005 was approximately $1.48 per option.

Note 11 – Commitments and contingencies

Litigations

Ronald Kelly and Kelly Company World Group

On July 6, 2005, instaCare filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, Kelly Company World Group, Inc. et al., seeking damages for the following; Fraud, Breach of Fiduciary Duty, RICO violations, and breach of contract/breach of corporate Merger Agreement. The attorney’s for Mr. Kelly have filed an answer to this complaint and this action has progressed to the discovery stage.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On August 9, 2005, the Company filed suit against Investor Relations Services, Inc., a Florida corporation; Summit Trading Limited, a foreign corporation incorporated under the laws of the County of the Bahamas; Charles Arnold (“Arnold”), an individual, and Does 1 through 20 inclusive. This suit seeks judgment for Declaratory Relief; and recession for the alleged agreements between instaCare and the defendants. In addition, the complaint seeks damages for Intentional Interference with an Advantageous Business Relationships as a result of actions taken by the defendants. This case is filed in the Los Angeles Superior Court, and bears case number BC337976. Subsequently, counsel for the defendants filed a Motion to remand the suit to an arbitrator. The trial judge in this matter denied this motion. In December 2005 defendant Arnold filed a Motion for reconsideration and a cross complaint against instaCare and its Secretary and CFO Keith Berman. In January 2005 Arnold’s Motion for Reconsideration was denied. This action is now progressing through the discovery stage.

Neither our subsidiaries nor the Company are named defendants in any legal proceedings. Our recent acquisition target CareGen, Inc. ("CareGen"), was not subject to any legal proceedings at the closing of our acquisition or thereafter.

In April 2004 we entered into an agreement with DataFuzion, Inc. ("Fuzion"), a Colorado based medical software and medical systems company. Among other things, this agreement called for us to provide a license to DataFuzion which would authorize DataFuzion to utilize certain proprietary software systems, in addition to providing introduction to experts, agents and consulting service organizations that were capable of assisting Fuzion's stated desire to become a fully reporting public company. The agreement called for Fuzion to render 10% of its capital stock as consideration. As a portion of its consideration, we also agreed to advance certain monies to Fuzion's chosen experts for these services. We completed the introductions and advanced the funds called for under the agreement. In December 2004, after several attempts to compel Fuzion to render the shares called for under the agreement, we discovered that Fuzion was in fact holding merger discussions with Omni Medical Holdings Inc., a South Dakota based company. On March 1, 2005 we received notice that this merger had been completed. On March 8, 2005 we made claim for the shares called for under the agreement through written correspondence to both DataFuzion, Inc. and Omni Medical Holdings Inc. We have not yet resolved our claims against DataFuzion, Inc.

Note 12 – Subsequent events

On February 2, 2006, the Company has effectuated a 1 for 80 reverse split of its common stock. All share issuances have been retroactively restated. The Company currently has 584,349,436 shares outstanding. After the reverse split, there will be approximately 7,304,200 shares outstanding. Reflective of this reverse split, the Company's symbol has been changed from INCA to ISCR. The reverse stock split will not affect any stockholder's proportionate interest in instaCare.

instaCare Corp.

(formerly CareDecision Corporation)

Notes to Consolidated Financial Statements

On January 12, 2006, the Company issued 23,125 shares of our common stock to Lippert Heilshorn & Associates as payment for the months of October, November and December 2005 pursuant to its consulting agreement dated July 1, 2005.

On January 12, 2006, we issued 40,625 shares of our common stock to Dorsey Tague III for services rendered to the Company relating to the acquisition of CareGeneration, Inc.

On January 31, 2006, Scott Alix of Punchbuggy, Inc. rescinded 32,895 shares of our common stock to exercise the 37,500 options we granted to him pursuant to the consulting agreement with Punchbuggy, Inc. and Scott Alix dated December 1, 2005. The 37,500 shares were issued on January 31, 2006.