Form 10QSB
period 2006-03-31
instaCare Corp.
filed 2006-05-23
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33187

INSTACARE CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes _____ No X

The number of shares of Common Stock, $0.001 par value, outstanding on May 4, 2006, was 7,411,480 shares.

Transitional Small Business Disclosure Format (check one):

Yes                No       X

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

instaCare Corp.

Consolidated Balance Sheet

Unaudited

Assets	March 31,
2006
Current assets:
Cash and equivalents	$643,910
Accounts receivable	497,433
Inventory	351,355
Prepaid expenses	100,476
Total current assets	1,593,174

Fixed assets, net	118,215

Other assets:
Deposits	3,412
Loan fees, net of amortization	24,458
Total other assets	27,870

$1,739,259

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$297,478
Accrued expenses	62,801
Accrued interest	23,639
Notes Payable	87,309
Convertible notes payable	1,277,697
Total current liabilities	1,748,924

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 3,249,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series “A” stock, $0.001 par value, 750,000
shares authorized, no shares issued and outstanding	-
Preferred series “C” stock, $0.001 par value, 1,000,000
shares authorized, 20,000 shares issued and outstanding	20
Preferred series “D” stock, $0.001 par value, 1,000 share
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 1,750,000,000 shares
authorized, 7,304,200 shares issued and outstanding	7,304
Unamortized warrants and options	(10,139)
Additional paid-in capital	14,999,858
Accumulated (deficit)	(15,006,916)
(9,665)

$1,739,259

See notes to condensed financial statements.

instaCare Corp.

Consolidated Statement of Operations

Unaudited

	For the three months ended
	March 31,
	2006	2005

Revenue	$ 7,466,921	$ 2,099,390
Cost of sales	6,807,820	1,902,741

Gross profit	659,101	196,649

Expenses:
General & administrative expenses	128,369	174,937
Payroll expense	163,568	256,869
Professional fees	65,885	278,618
Consulting fees – related party	-	115,290
Consulting fees	74,325	346,380
Hardware costs	-	10,075
Impairment loss on operating assets	-	-
Depreciation and amortization	107,917	13,138
Total expenses	540,064	1,195,307

Net operating income (loss)	119,037	(998,658)

Other income (expense):
Interest income	-	3,531
Financing costs	-	(441,083)
Interest (expenses)	(79,273)	(48,699)

Net income (loss)	$ 39,764	$ (1,484,909)

Weighted average number of common
shares outstanding – basic and fully diluted	7,295,042	5,176,202

Net income (loss) per share – basic and fully diluted	$ 0.01	$ (0.29)

See notes to condensed financial statements.

instaCare Corp.

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$39,764	$(1,484,909)
Adjustment to reconcile net income (loss) to
net cash (used) by operating activities:
Shares issued for stock-based compensation	-	115,290
Shares issued for consulting fees	60,000	346,380
Shares issued for financing costs	-	227,500
Warrants issued for consulting	-	107,000
Depreciation and amortization	107,917	19,721
Changes in operating assets/liabilities
(Increase) in accounts receivable	(249,849)	-
(Increase) in inventory	(277,827)	(232,684)
(Increase) in notes receivable	-	(273,945)
(Increase) in prepaid expenses	(44,520)	-
(Increase) in other assets	-	(57,657)
Increase in customer deposits	-	39,960
Increase (decrease) in accounts payable	253,629	(36,316)
Increase in other liabilities	48,199	-
Net cash (used) by operating activities	(62,687)	(1,229,660)

Cash flows from financing activities
Payments on note payable – shareholder	-	(11,027)
Proceeds from long-term debt	-	400,000
Revolving line of credit	-	114,350
Payments on convertible notes payable	(2,698)	-
Issuance of preferred series “C” stock	-	2,000,000
Issuance of common stock	-	153,050
Net cash provided (used) by financing activities	(2,698)	2,656,373

Net increase (decrease) in cash	(65,385)	1,426,713
Cash – beginning	709,295	422,486
Cash – ending	$643,910	$1,849,199

Supplemental disclosures:
Interest paid	$-	$48,699
Income taxes paid	$-	$-
Non-cash transactions:
Number of shares issued for stock-based compensation	21,430	-
Number of stock options issued for services	-	225,500
Number of preferred shares issued for financing costs	-	250
Number of shares issued for financing	-	381,250
Number of shares issued per merger agreement	-	656,250
Number of stock options issued as compensation	-	787,500
Number of warrants issued for financing	-	1,331,250

See notes to condensed financial statements.

instaCare Corp.

Notes To Consolidated Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

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

Note 2 – Going concern

The Company has an accumulated deficit of $15,006,916 as of March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

instaCare Corp.

Notes To Consolidated Financial Statements

Note 4 – Fixed assets

Depreciation expense totaled $12,788 and $13,138 for the three-month period ended March 31, 2006 and 2005, respectively.

Note 5 – Notes payable

Notes payable consisted of the following as of March 31, 2006:

March 31, 2006

Promissory note, bearing interest at 9.5% per annum, maturing August 25, 2006	$87,309

Convertible promissory note, bearing interest at 12% per annum, maturing June 25, 2006	1,137,809
Convertible promissory note, bearing interest at 15% per annum, maturing October 31, 2007 ($170,000 net of $30,112 discount)	139,888

Total	$1,365,006

The Company recorded interest expense totaling $79,273 and $48,699 during the three months ended March 31, 2006 and 2005, respectively.

Note 6 – Stockholder’s equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as Series C, and 1,000 shares are designated as Series D. The Company is authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

On February 2, 2006, the Company effectuated a 1 for 80 reverse split of its common stock. All share issuances have been retroactively restated.

On January 12, 2006, the Company issued 23,125 shares of common stock to Lippert Heilshorn & Associates as payment for consulting services for the months of October, November and December 2005 pursuant to its consulting agreement dated July 1, 2005.

On January 12, 2006, the Company issued 40,625 shares of our common stock to Dorsey Tague III for services rendered to the Company relating to the acquisition of CareGeneration, Inc.

On January 31, 2006, Scott Alix of Punchbuggy, Inc. rescinded 32,895 shares of common stock to exercise 37,500 options the Company granted to him pursuant to the consulting agreement with Punchbuggy, Inc. and Scott Alix dated December 1, 2005. The 37,500 shares were issued on January 31, 2006.

instaCare Corp.

Notes To Consolidated Financial Statements

There have been no other issuances of preferred or common stock, during the quarter ended March 31, 2006.

Note 7 – Warrants and options

2003 stock option plan

The following is a summary of activity of outstanding stock options under the 2003 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	210,000	$3.50

Options granted	-0-	-
Options exercised	(-0-)	-

Balance, March 31, 2006	210,000	$3.50
Exercisable, March 31, 2006	210,000	$3.50

The following is a summary of information about the 2003 Stock Option Plan options outstanding at March 31, 2006:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.20 - 4.00	210,000	1 year	$3.50	210,000	$3.50

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005
Average risk-free interest rates	5.05%	5.05%
Average expected life (in years)	1	2
Volatility	51.0%	51.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics

instaCare Corp.

Notes To Consolidated Financial Statements

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2006 was approximately $3.44 per option.

2004 Stock Option Plan

As of December 31, 2005, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 199,652 at a weighted average exercise price of $1.71. As of December 31, 2005, stock options in the Plan remaining to be issued totaled 893,750. The Plan stock options are 100% vested from the grant date.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	668,750	$0.82

Options granted	-0-	-0-
Options exercised	-0-	-0-

Balance, March 31, 2006	668,750	0.82
Exercisable, March 31, 2006	668,750	$0.82

The following is a summary of information about the 2004 Stock Option Plan options outstanding at December 31, 2005

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.72 - 1.92	668,750	2 years	$0.82	668,750	$0.82

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

instaCare Corp.

Notes To Consolidated Financial Statements

	2006	2005
Average risk-free interest rates	6,50%	5.05-%
Average expected life (in years)	3	2
Volatility	124%	51.00%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2006 was approximately $0.82 per option.

2005 Merger Stock Option Plan

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	825,000	$1.48

Options granted	-0-	$-0-
Options exercised	-0-	-0-
Balance, March 31, 2006	825,000	1.48
Exercisable, March 31, 2006	825,000	$1.48

The following is a summary of information about the 2005 Stock Option Plan options outstanding at March 31, 2006

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.96-1.48	825,000	3 years	$1.48	825,000	$1.48

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

instaCare Corp.

Notes To Consolidated Financial Statements

	2006	2005

Average risk-free interest rates	6.50%	-%
Average expected life (in years)	3	-
Volatility	133%	-%

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

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2006 was approximately $1.48 per option.

Note 8 – Concentrations

Concentrations

In 2005, the two largest customers of the Company accounted for approximately 75% of the Company’s total sales and a majority of its pharmaceutical products were purchased from one major supplier.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Through March 31, 2006, our operations have been conducted through instaCare Corp. and our subsidiary Medicius, Inc. However, we also continue to operate our two majority owned subsidiaries Pharma Tech Solutions, Inc. and PDA Services, Inc. and plan additional transactions through these subsidiaries in the future.

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

Results of Operations

The following overview provides a summary of key information concerning our financial results for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%

Revenue, net	$7,466,921	$ 2,099,390	5,367,531	256%
Cost of sales	6,807,820	1,902,741	4,905,079	258%

Gross profit	659,101	196,649	462,452	235%

Expenses:
General & administrative expenses	128,369	174,937	(46,568)	(27)%
Payroll expense	163,568	256,869	(93,301)	(36)%
Professional fees	65,885	278,618	(212,733)	(76)%
Consulting fees – related party	-	115,290	(115,290)	-
Share-based compensation	74,325	346,380	(272,055)	(79)%
Hardware costs	-	10,075	(10,075)	-
Impairment loss on operating assets	-	-	-	-
Depreciation and amortization	107,917	13,138	94,779	721%
Total expenses	540,064	1,195,307	(655,243)	(55)%

Net operating income (loss)	119,037	(998,658)	1,117,695	112%

Other income (expense):
Interest income	-	3,531	(3,531)	-
Financing costs	-	(441,083)	(441,083)	-
Interest (expense)	(79,273)	(48,699)	30,574	63%

Net income (loss)	$ 39,764	$(1,484,909)	1,524,673	103%

Three Months Ended on March 31, 2006 Compared to Three Months Ended on March 31, 2005

Revenue: Revenue for the three-month period ended March 31, 2006 was $7,456,921 as compared to net revenue of $2,099,390 for the three-month period ended March 31, 2005. As we emerge from the development stage, we have begun to generate more significant revenue. We cannot guarantee with certainty when we will begin to generate revenue sufficient enough to fund ongoing operations. Our future revenues will be reliant on the acceptance of our software systems, communication tools and suite of software applications.

Cost of sales: Consists of our cost of products held for resale. Cost of sales totaled $6,807,820 and $1,902,741 for the three-month periods ended March 31, 2006 and 2005, respectively. The increase of $4,905,079 is also a result of our increased operations in 2005.

EXPENSES

General and administrative. Our general and administrative expenses relate to the operation and leasing costs of our corporate office. General and administrative expenses for the three-month period ended March 31, 2006 were $128,369 compared to $174,937 for the three-month period ended March 31, 2005. We anticipate purchases of equipment and other office related supplies in conjunction with the generation of revenues from business operations.

Payroll expenses. Our payroll expenses consists primarily of management and employee salaries. Payroll expense for the three-month period ended March 31, 2006 was $163,568 compared to Payroll expense of $256,869 for the three-month period ended March 31, 2005. A management team has been put in place to oversee the launch of our software systems, communication tools and suite of software applications. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense decreased due to our efforts to stream-line operations.

Professional fees. Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the three-month period ended March 31, 2006 were $65,885 compared to professional fees of $278,618 for the three-month period ended March 31, 2005.

Hardware costs. Our hardware costs represent the cost of goods category for our PDA based Residenceware products associated with the purchase and installation of computer server hardware at our hotel/motel customer sites. Our hardware costs for the three-month period ended March 31, 2006 were $0 as compared to hardware costs of $10,075 for the three-month period ended March 31, 2005.

Depreciation. Our depreciation expense was $12,788 for the three-month period ended March 31, 2006 compared to $13,138 for the three-month period ended March 31, 2005.

Total operating expenses. Total operating expenses for the three-month period ended March 31, 2006 were $540,064 compared to $1,195,307 for the three-month period ended March 31, 2005. The decrease in total operating expenses was mainly a result of management’s efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the commencement of significant operations.

Net operating income loss. The net operating income for the three-month period ended March 31, 2006 was $119,037 compared to a net operating loss of $998,658 for the three-month period ended March 31, 2005. Net operating income (loss) is the result of revenue minus total expenses.

Interest income. The Company recorded interest income for the three-month period ended March 31, 2006 in the amount of $0 compared to $3,531 for the three-month period ended March 31, 2005.

Interest expense. Interest expense was $79,273 for the three-month period ended March 31, 2006 compared to $48,699 for the three-month period ended March 31, 2005.

Net loss. Our net income from operations was $39,764 for the three-month period ended March 31, 2006 compared to a net loss of $1,484,909 for the three-month period ended March 31, 2005. It should be expected that we would continue to improve our results of operations due to our focus in acquiring additional sales and distribution partners.

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

•

The distribution of medical diagnostic products primarily aimed at institutions that service patients with diabetic and asthma related diseases and ailments. Our current market focus for these products is the long term care sector of the larger healthcare market, however we plan to expand into additional sectors where we can service certain chronic ambulatory disease states;

•

The distribution and fulfillment of prescriptions for ethical pharmaceuticals primarily aimed at the indigent and uninsured sectors of the greater medical service markets. Our first market focus for these products will be those state Medicaid and Federally chartered clinics (and initiatives) where funding for pharmaceutical fulfillment enterprises exists;

•

Building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests; and

•

Enter the cable and wireless communication industries and media enterprises with networks of personal digital assistant (PDA) technologies that link field-based installation and repair personnel with central offices for the exchange of customer order and subscription information.

Seasonality

Although we have only operated our prescription drug and diabetes diagnostics business for a period just over a year, our first year experiences point to a business that perhaps displays certain seasonal trends. We believe that sales will be primarily concentrated in the first and fourth fiscal quarters. One explanation we offer is that these quarterly periods correspond with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers to their insureds in January along with new plan formularies (price schedules), and the end of a prescription drug plan year where formulary reimbursement for the upcoming year is not yet known, and which in turn may influence “stocking up” buying/ordering behavior by chronically afflicted patients.

Past and Future Projected Budget Expenses and Projected Milestones

Our forecasted use of funds through March 31, 2006:

Use of Funds	Expenditure	Rationale
Anticipated Licensing and physical plant for of Retail Pharmacy	$150,000

In June 2005 the Company was contacted by an Economic Development Commission nearby Fargo, ND. The EDC made a proposal, which we have accepted. Subsequently we have completed our plans to build a mail order pharmacy and we are in the process of staffing this facility by hiring an attending pharmacist to oversee this operation. We have already hired para-professionals to staff this operation.

General and Administrative	$150,000

As the Company's prescription drug business has expanded we have found it necessary to place management talent in those regions where our major business growth is taking place. We have budgeted $150,000 to hire, train and place regional management. We have completed this staffing.

Sales and Marketing Retail Pharmacy	$275,000

We will require marketing materials, mailing materials, an advertising agency and regional promotion of our retail pharmacy geared toward the uninsured and underinsured. We intend to execute these activities in phases. Phase 1 is anticipated to cost $275,000 and has been so budgeted.

Technology Implementation (MD@Hand)	$250,000

The key to our entry into the provision of medications for the poor and underinsured is a vehicle that will deliver prescriptions to our mail order pharmacy in North Dakota. The cost to implement the company's MD@Hand technology and the cost of the people to implement our plans in this area is budgeted at $250,000. We have initiated programs in Arizona.

Prescription Drug Inventory	$275,000	We anticipate a prescription drug inventory of $275,000 for our mail order pharmacy in North Dakota.
Education/Field Training	$120,000	The initial cost of training the pilot clinics to use our MD@Hand technology is estimated to be $120,000. We expect training and education costs to entail 4,250 man hours.
Sales and Marketing Wholesale Drug Line	$225,000

The company has made inroads in the distribution of wholesale prescription drugs and diagnostics. We have a presence in Southern California, New York/New Jersey and South Florida. The company plans to expand its operations into Texas and the heart of the Midwest. We budget $225,000 for these expansion activities.

Cash anticipated CareGen acquisition	$95,000	We have expended $95,000 since our acquisition of CareGeneration, Inc. for the consolidation of activities. We do not expect additional expenditures.
Total	$1,540,000

Our anticipated milestones through March 31, 2006:

Activity	Anticipated Completion Date	Completion Date
Close Acquisition of CareGeneration, Inc.	March, 2005	Acquisition Closed (pending Complaint)
File for Retail Pharmacy license (AZ)	April, 2005	Completed, November, 2005
File for additional wholesale license (NJ)	May, 2005 and recently renewed	Completed, July, 2005
Receive Retail license	June, 2005	Granted license from New Jersey and Arizona
Receive additional wholesale license	June 2005	Granted license from North Dakota on July 6, 2005
Secure supplier agreements (retail pharmacy)	June, 2005	Completed, July 7, 2005
Secure mail order pharmacy space, build inventory	July 2005	Completed, July 7, 2005; awaiting build-out
Add sales and marketing staff	August, 2005	We have increased our staff throughout 2005
Begin marketing HUD pilot	October 2005	Begun October 17, 2005
Receive Retail license from Arizona and North Dakota	November, 2005	Permit Number 4374 was granted by the Arizona State Board of Pharmacy to our subsidiary Pharma Tech Solutions, Inc. on November 16, 2005.
Initiate marketing to Medicaid clinics	January 2006	Initiated and in progress.

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

As of March 31, 2006, our cash balance was $643,910. We believe that this amount will provide sufficient cash for the next three months from March 31, 2006. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flows to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Although we recorded an operating profit in the period ending March 31, 2006, we still anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Revenue and Sales Generation

We are focused on expanding our point-of-care software, and indigent patient care pharmaceutical fulfillment and electronic prescriptions processing system as well as new features added to our ResidenceWare and SateLink product lines to increase revenues. With our recently acquired distribution and storage licenses granted from the state of New Jersey and North Dakota we have increased both revenue and sales.

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted 123R on January 1, 2006.

Off-Balance Sheet Arrangements.

As of March 31, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We have historically lost money. We had an accumulated deficit as of March 31, 2006, and 2005 of $15,006,916 and $7,429,095, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. From time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers.

In 2005 our two largest customers accounted for approximately 95% of our net sales. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but may also refer substantial “direct to patient” business or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of May 4, 2006, there were 7,411,480 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

•

We further found that while the controls over initiating and recording routine transactions were adequate, we had inadequate procedures to determine whether the verbal and written warranties and representations of a former director, his wife and an employee were true and accurate. Only later after we undertook an investigation of the director and the employee, and after discovery had commenced in our lawsuit against the former director and the employee did we find it necessary to impair our intangible asset related to our acquisition of CareGeneration, Inc. The finding of this weakness resulted in the need to restate the financial statements for our quarterly filings on Form 10-QSB for 2005. We believe that we have corrected this deficiency and will continue to carefully monitor the proper application of this control.

Other than the deficiencies and weaknesses described above, Mr. Cox, our Chief Executive Officer and Mr. Berman, our Principal Financial Officer concluded that our disclosure controls and procedures are otherwise effective.

In an attempt to prevent further breakdowns in our internal control over financial reporting, we have engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. We have also engaged special counsel to determine the truth, accuracy and veracity of written and verbal warranties and representations made to us in all current and future material transactions we undertake. This was our only change in our internal control over financial reporting for the most recent quarter ended March 31, 2006.

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

In April 2006 certain directors of the corporation were contacted by the State of Florida Department of Financial Services’ Office of Financial Regulation. We were informed that this Criminal Enforcement unit of the Office of Financial Regulation had opened an investigation into certain acts and actions involving Ronald Kelly, other persons associated with Ronald Kelly and certain corporations controlled by Ronald Kelly. We are informed that this investigation is on-going and progressive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3(i)(a)	Articles of Incorporation - Filed March 2, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(b)	Articles of Amendments to Articles of Incorporation - Filed May 9, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(c)	Articles of Amendments to Articles of Incorporation - Filed August 2, 2002
(Incorporated by reference to the exhibits to Form 10-QSB filed on August 22, 2002.)
3(ii)	Bylaws of CareDecision Corporation (formerly ATR Search Corporation)
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
10.1	CDED-Mercator Advisory Group LLC Subscription (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.2	CDED-Mercator Advisory Group LLC CoD Preferred Series C (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.3	CDED-Mercator Advisory Group LLC Reg Rts Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.4	Warrant Mercator Advisory Group, LLC $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.5	Warrant Mercator Momentum Fund, LP $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.6	Warrant Monarch Pointe Fund, Ltd. $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.7	Warrant Mercator Advisory Group, LLC $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.8	Warrant Mercator Momentum Fund, LP $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.9	Warrant Monarch Pointe Fund, Ltd. $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)

10.10	CDED-Pinnacle Secured Note (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.11	CDED Pinnacle Pledge Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.12	CDED-Pinnacle Securities Purchase Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.13	CDED-Pinnacle 9_24_2004 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.14	CDED-Pinnacle 2_10_2005 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.15	Lease Agreement (Incorporated by reference to the exhibits of Form SB-2 filed on November 1, 2005)
31.1*	Certification of Robert Cox pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Keith Berman pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Robert Cox pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Keith Berman pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

(Registrant)

By:/s/ Keith Berman

Keith Berman, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: May 22, 2006