Form 10QSB
period 2006-06-30
instaCare Corp.
filed 2006-09-01
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(805) 446-1973

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 4, 2006, was 8,083,073 shares.

Transitional Small Business Disclosure Format (check one):    Yes ☐      No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

instaCare Corp.

Condensed Consolidated Balance Sheet

Unaudited

June 30, 2006

Assets

Current assets:
Cash and equivalents	$125,157
Accounts receivable	660,341
Inventory	406,485
Prepaid expenses	40,364
Total current assets	1,232,347

Fixed assets, net	106,471

Other assets:
Deposits	3,412
Total other assets	3,412

1,342,230

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	34,500
Accrued expenses	181,932
Customer deposits	33,603
Notes payable	342,309
Convertible notes payable	1,150,267
Total current liabilities	1,742,611

Stockholders' (deficit):
Preferred stock, $0.001 par value, 3,249,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series “A” stock. $0.001 par value, 750,000 shares
authorized, no shares issued and outstanding	-
Preferred series "C" stock, $0.001 par value, 1,000,000 shares
authorized, 20,000 shares issued and outstanding	20
Preferred series “D” stock, $0.001 par value, 1,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
8,083,073 shares issued and outstanding	8,084
Unamortized warrants	(6,761)
Prepaid share-based compensation	(5,010)
Additional paid-in capital	15,603,594
Accumulated (deficit)	(16,000,516)
(400,381)

$1,342,230

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Operations

Unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		RESTATED		RESTATED

Revenue, net	$9,009,052	$1,070,848	$16,475,973	$3,170,238
Cost of sales	8,841,707	861,152	15,649,527	2,763,893

Gross profit	167,345	209,696	826,446	406,345

Expenses:
Hardware costs	-	32,888	-	42,964
General & administrative expenses	146,072	137,740	274,441	250,436
Payroll expense	187,667	226,009	351,235	610,575
Professional fees	127,615	40,409	193,500	119,027
Consulting fees	51,323	144,705	125,648	461,385
Depreciation and amortization	39,581	13,136	147,497	26,273
Impairment loss on operating assets	-	-	-	1,167,717
Total expenses	552,258	594,887	1,092,321	2,678,377

Net operating (loss)	(384,913)	(385,191)	(265,875)	(2,272,032)

Other income (expense):
Loss - related party	-	(151,282)	-	(287,343)
Interest income	-	5,485	-	9,016
Financing costs	(5,000)	(107,131)	(5,000)	(404,964)
Contingent legal fees	(90,000)	-	(90,000)	-
Interest expense	(104,024)	(85,500)	(183,297)	(134,199)

Net (loss)	$(583,937)	$(723,619)	$(544,172)	$(3,089,522)

Weighted average number of
common shares outstanding - basic and fully diluted	7,517,224	5,741,549	7,406,747	5,362,487

Net (loss) per share - basic and fully diluted	$(0.08)	$(0.13)	$(0.07)	$(0.58)

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2006	2005
Cash flows from operating activities		RESTATED
Net (loss)	$(544,172)	$(3,089,522)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation
Consulting services	122,412	398,180
Financing costs	6,758	310,597
Impairment loss on operating assets	-	1,167,717
Depreciation	24,533	26,273
Amortization of loan fees	116,208	-
Changes in operating assets and liabilities
Accounts receivable	(412,759)	(256,053)
Inventory	(332,955)	152,469
Prepaid expenses	15,592	-
Other assets	-	(55,000)
Notes receivable	-	107,500
Customer deposits	33,603	(12,500)
Other liabilities	140,992	(304,750)
Accounts payable	(9,350)	(114,653)
Net cash (used) by operating activities	(839,138)	(1,669,742)

Cash flows from financing activities
Payments on note payable to shareholders	-	(11,027)
Proceeds from revolving line of credit	-	114,350
Proceeds from notes payable	255,000	400,000
Issuance of preferred series "C" stock	-	2,000,000
Issuance of common stock	-	227,772
Net cash provided by financing activities	255,000	2,731,095

Net increase (decrease) in cash	(584,138)	1,061,353
Cash – beginning	709,295	422,486
Cash – ending	$125,157	$1,483,839

Supplemental disclosures:
Interest paid	$173,742	$134,199
Income taxes paid	$-	$-

Non-cash transactions:
Number of shares issued for consulting services	157,280	409,875
Number of common shares issued for debt conversion	-	336,085
Number of shares issued for financing	-	381,250
Number of preferred shares issued for financing	-	250
Number of shares issued per merger agreement	-	656,250
Number of stock options issued as compensation	-	787,500
Number of warrants issued for financing	-	1,293,750

See notes to condensed consolidated financial statements.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

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

Note 2 - Correction of Errors

The Company has restated its previously issued 2005 consolidated financial statements for matters related to the following previously reported items: Loss on impairment; compensation expense; professional fees; general and administrative expenses; financing costs; merger costs; stock-based employee compensation, loss related party and loss on debt settlement. The accompanying financial statements for the three and six month periods ended June 30, 2005 have been restated to reflect the corrections. The following is a summary of the restatements for June 30, 2005:

Recording an impairment loss,	$1,167,717
Increase of previously reported compensation	127,696
Reduction of previously reported professional fees	(104,000)
Reduction of previously reported share-based professional fees	(96,000)
Reduction of previously reported general and administrative costs	(62,240)
Reduction of previously reported financing costs	(36,119)
Reduction of previously reported merger costs	(142,617)
Reduction of previously reported employee compensation	(115,290)
Increase of previously reported loss related party	217,213
Reduction of previously reported loss on settlement	(169,768)
Total increase in net (loss)	$786,592

The effect on the Company’s previously issued June 30, 2005 financial statements are summarized as follows:

Statement of Operations for the Six Months Ended June 30, 2005

	Previously Reported	Increase (Decrease)	Restated
Net Sales	$ 3,170,238	$ -	$ 3,170,238
Cost of Sales	2,763,893	-	2,763,893
Gross Profit	406,345	-	406,345

Hardware costs	42,964	-	42,964
Selling and Administrative Expenses	312,676	(62,240)	250,436
Consulting fees	461,385	-	461,385
Payroll expense	482,879	127,696	610,575
Professional fees	223,027	(104,000)	119,027
Share-based professional fees	96,000	(96,000)	-
Employee benefits	115,290	(115,290)	-
Impairment loss on operating assets	-	1,167,717	1,167,717
Depreciation	26,273	-	26,273

Net operating (Loss)	(1,354,149)	917,883	(2,272,032)

Loss on settlement	(169,768)	(169,768)	-
Loss – related party	(70,130)	217,213	(287,343)
Merger costs	(142,617)	(142,617)	-
Financing fees	(441,083)	(36,119)	(404,964)
Interest expense	(134,199)	-	(134,199)
Interest income	9,016	-	9,016

Net Income (Loss)	$ (2,302,930)	$ 786,592	$ (3,089,522)

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Going concern

The Company has an accumulated deficit of $16,000,516 as of June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is also researching the desirability of an acquisition or merger candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 4 – Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 5 – Fixed assets

Depreciation expense totaled $24,533 and $26,273 for the six-month periods ended June 30, 2006 and 2005, respectively.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Notes payable

Notes payable consisted of the following as of June 30, 2006:

June 30, 2006

Promissory note, bearing interest at 9.5% per annum, maturing August 25, 2006	$87,309

Promissory note, bearing interest at 15% per annum, maturing July 31, 2006	255,000

Convertible promissory note, bearing interest at 12% per annum, maturing December 24, 2006	1,010,379

Convertible promissory note, bearing interest at 15% per annum, maturing October 31, 2007 ($170,000 net of $30,112 discount)	139,888

Total	$1,492,576

The Company recorded interest expense totaling $183,297 and $134,199 during the six-months ended June 30, 2006 and 2005, respectively.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Stock-Based Compensation

The Company had previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees.

Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company currently applies SFAS No. 123R, Share-based Payment, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS No. 123R”), Share-based Payment, to stock-based employee compensation:

	2006	2005
Net (loss), as reported	$(544,172)	$(3,089,522)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	-	(613,397)
Pro forma net (loss)	$(544,172)	$(3,702,919)
Net (loss) per common share
Basic (loss) per share, as reported	$(0.07)	$(0.58)
Basic per share, pro forma	$(0.07)	$(0.69)

As required, the pro forma disclosures above include options granted during each fiscal year. Consequently, the effects of applying SFAS No. 123R for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

Note 8 – Stockholder’s equity

On September 27, 2005, the Company amended its Articles of Incorporation to increase its authorized shares. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as Series C, 1,000 shares are designated as Series D, and 1,750,000,000 shares of $0.001 par value common stock.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

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

Common stock

On January 12, 2006, the Company issued 23,125 shares of common stock to Lippert Heilshorn & Associates as previously authorized as payment for consulting services for the months of October, November and December 2005 pursuant to its consulting agreement dated July 1, 2005.

On January 12, 2006, the Company issued 40,625 shares of common stock to Dorsey Tague III as previously authorized for services rendered to the Company relating to the acquisition of CareGeneration, Inc.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

On January 31, 2006, Scott Alix of Punchbuggy, Inc. rescinded 32,895 shares of common stock to exercise 37,500 options the Company granted to him pursuant to the consulting agreement with Punchbuggy, Inc. and Scott Alix dated December 1, 2005. As previously authorized, the 37,500 shares were issued on January 31, 2006.

On April 17, 2006, the Company issued 42,730 shares of common stock valued at $20,083 to Lippert Heilshorn & Associates as payment for consulting services for the months of April, May,

June and July 2006 pursuant to its renewed consulting agreement. As of June 30, 2006, the Company had $5,010 of prepaid compensation.

On April 17, 2006, the Company issued 62,050 shares of common stock valued at $29,164 to Messers Millic and Kaplan for licensing fees previously accrued.

On April 17, 2006, the Company issued 2,500 shares of common stock valued at $1,175 to Dr. Joel Brill as a bonus for his previous director services.

On May 22, 2006, the Company issued 25,000 shares of common stock valued at $8,500 to Mr. Pallante for services provided through June 30, 2006.

On May 22, 2006, the Company issued 25,000 shares of common stock valued at $8,500 to Messers Millic and Kaplan as a one year renewal fee pursuant to its licensing agreement.

On June 16, 2006 the Company issued 621,593 shares of its common stock pursuant to the dividend grant dated June 9, 2006. Pursuant to the grant, each share holder of record on the date of grant was entitled to receive a stock dividend in the amount of 8.334%.

There have been no other issuances of preferred or common stock, during the quarter ended June 30, 2006.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Warrants and options

Warrants

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	1,435,000	$ 1.91

Options expired	-	-
Options granted	-	-
Options exercised	-	-

Balance, June 30, 2006	1,435,000	1.91
Exercisable, June 30, 2006	1,435,000	1.91

The following is a summary of information about the warrants outstanding at June 30, 2006:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.80 - 2.40	1,435,000	2.5 Years	$1.91	1,435,000	$1.91

The fair value of each warrant granted are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for valuation grants:

	2006	2005
Average risk-free interest rates	-%	5.05%
Average expected life (in years)	-	3
Volatility	-%	51.0%

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Warrants and options (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

2003 stock option plan

The following is a summary of activity of outstanding stock options under the 2003 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	210,000	$ 3.49

Options expired	(43,750)	3.20
Options granted	-	-
Options exercised	-	-

Balance, June 30, 2006	166,250	3.56
Exercisable, June 30, 2006	166,250	3.56

The following is a summary of information about the 2003 Stock Option Plan options outstanding at June 30, 2006:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.20 - 4.00	166,250	6 months	$3.56	166,250	$3.56

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Warrants and options (continued)

The fair value of each option grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005
Average risk-free interest rates	-%	5.05%
Average expected life (in years)	-	2
Volatility	-%	51.0%

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

2004 Stock Option Plan

As of December 31, 2005, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 195,000 at a weighted average exercise price of $1.65. As of June 30, 2006, stock options in the Plan remaining to be issued totaled 893,750. The Plan stock options are 100% vested from the grant date.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Warrants and options (continued)

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	195,000	$1.65

Options granted	-	-
Options exercised	-	-

Balance, June 30, 2006	195,000	1.65
Exercisable, June 30, 2006	195,000	$1.65

The following is a summary of information about the 2004 Stock Option Plan options outstanding at December 31, 2005

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.72 - 1.92	195,000	1 year	$1.65	195,000	$1.65

The fair value of each option grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005
Average risk-free interest rates	-%	5.05-%
Average expected life (in years)	-	2
Volatility	-%	51.00%

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Warrants and options (continued)

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

2005 Merger Stock Option Plan

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	825,000	$1.73

Options granted	-0-	$-0-
Options exercised	-0-	-0-
Balance, June 30, 2006	825,000	1.73
Exercisable, June 30, 2006	825,000	$1.73

The following is a summary of information about the 2005 Stock Option Plan options outstanding at June 30, 2006:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.96-1.76	825,000	2 years	$1.73	825,000	$1.73

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Warrants and options (continued)

The fair value of each option grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	-%	6.50%
Average expected life (in years)	-	3
Volatility	-%	133%

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

Note 10 – Concentrations

Concentrations

In 2006, the five largest customers of the Company accounted for approximately 87% of the Company’s total sales either through direct sales or bill to patient sales, and a majority of its pharmaceutical products were purchased from three major suppliers.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures;
o	the unavailability of funds to maintain operations; and
o	operational inefficiencies in distribution or other systems.

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

Through June 30, 2006, our operations have been conducted through instaCare Corp. and our subsidiary Medicius, Inc. However, we also continue to operate our two majority owned subsidiaries Pharma Tech Solutions, Inc. and PDA Services, Inc. and plan additional transactions through these subsidiaries in the future.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

INCOME:

	Three Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%
		RESTATED
Revenue	$9,009,052	$1,070,848	$7,938,204	741%

Cost of Sales	8,841,707	861,152	7,980,555	927%

Gross Profit	167,345	209,696	(42,351)	(20%)

Gross Profit Percentage of Sales	2%	20%	--	(18%)

Revenue

Our revenue for the three months ended June 30, 2006 were $9,009,052, compared to revenue of $1,070,848 in the three months ended June 30, 2005. This resulted in an increase in revenue of $7,938,204, or 741%, from the same period a year ago. The increase in revenue from the six months ended June 30, 2005 was as a result of our market focus towards the direct sale of diabetic test strips into several prescription drug channels.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended June 30, 2006 was $8,841,707, an increase of $7,980,555, or 927% from $861,152 for the three months ended June 30, 2006. The increase in the cost of sales, in the current period was a direct result of our increased sales during the three month period.

Gross profit as a percentage of sales decreased from 20% for the three months ended June 30, 2005 to 2% for the three months ended June 30, 2006. The decrease in gross profit margin was caused by a change in our product mix whereby increasing our retail sales levels, which historically have a lower profit margin, while our higher margin wholesale activity remained flat for the three month period.

EXPENSES:

	Three Months Ended June 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
		RESTATED
Expenses:
Hardware costs	$ -	$ 32,888	$(32,888)	(100%)

General & administrative expenses	146,072	137,740	8,332	6%
Payroll expense	187,667	226,009	(38,342)	(17%)
Professional fees	127,615	40,409	87,206	216%
Consulting fees	51,323	144,705	(93,382)	(65%)
Depreciation and amortization	39,581	13,136	26,445	201%
Total expenses	552,258	594,887	(42,629)	(7%)

Net operating (loss)	(384,913)	(385,191)	(278)	--

Other income (expense):
Loss – related party	-	(151,282)	(151,282)	(100%)
Interest income	-	5,485	(5,485)	(100%)
Financing costs	(5,000)	(107,131)	(102,131)	95%
Contingent legal fees	(90,000)	-	90,000	--
Interest (expense)	(104,024)	(85,500)	18,524	22%

Net (loss)	$(583,937)	$(723,619)	(139,682)	(19%)

Hardware Costs

Hardware costs for the three months ended June 30, 2006 were $0, a decrease of $32,888 from $32,888 for the three months ended June 30, 2005. The decrease in hardware costs was due to a corresponding decrease in our Residenceware sales for the period ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2006 were $146,072, an increase of $8,332, or 6%, from $137,740 for the three months ended June 30, 2005. The increase in general and administrative expenses was due to increased overhead directly related to the increase in revenue over the prior comparable period.

Payroll expenses

Payroll expenses for the three months ended June 30, 2006 were $187,667, a decrease of $38,342, or 17%, from $226,009 for the three months ended June 30, 2005. The decrease was due to the elimination of our operations in Scottsdale Arizona.

Professional Fees

Professional fees for the three months ended June 30, 2006 were $127,615, an increase of $87,206, or 216%, from $40,409 for the three months ended June 30, 2005. The increase in professional fees was due to an overall increase in both legal and accounting fees related to our public reporting requirements.

Consulting Fees

Consulting fees for the three months ended June 30, 2006 were $51,323, a decrease of $93,382, or 65%, from $144,705 for the three months ended June 30, 2005. The decrease in consulting fees was due to the increase of full time permanent staff which eliminated our need for certain consulting services.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2006 were $39,581, an increase of $26,445, or 201%, from $13,136 for the three months ended June 30, 2005. The increase in depreciation and amortization was as a result of the accretion of amortizable loan fees incurred subsequent to the prior comparable period.

Total Expenses

Total expenses for the three months ended June 30, 2006 were $552,258, a decrease of $42,629, or 7%, from $594,887 for the three months ended June 30, 2005. The decrease in total expenses was primarily due to a reduction in labor and consulting expenses.

Net Operating Loss

Net operating loss for the three months ended June 30, 2006 was $384,913, versus a net operating loss of $385,191 for the three months ended June 30, 2005, a change of net operating loss of $278. The increase in net operating income loss for the second quarter was the result of our reduction in gross profit margin due to the increase in the percentage of our retail sales.

Loss – Related Party

Our loss – related party for the three months ended June 30, 2006 and June 30, 2005 was $0 and $151,282, respectively. During the second quarter of 2005, R. Kelly illegally diverted proceeds from the sale of product to a Kelly Company World Group bank account and it was determine the funds would not be recoverable.

Interest Income

Interest income for the three months ended June 30, 2006 were $0, a decrease of $5,485 from $5,485 for the three months ended June 30, 2005. On February 8, 2005, we received proceeds from the sale of preferred stock which was deposited to an interest bearing money market account. As the proceeds were utilized in our operational activities, the amount available for the calculation of interest income has also decreased. At June 30, 2006, all proceeds had been utilized.

Financing Costs

Financing costs for the three months ended June 30, 2006 were $5,000, a decrease of $102,131, or 95%, from $107,131 for the three months ended June 30, 2005.

Contingent Legal Fees

Contingent legal fees for the three months ended June 30, 2006 were $90,000, an increase of $90,000 from $0 for the three months ended June 30, 2005. We have recorded this contingent liability based on the 2006 progress of legal actions involving Ronald Kelly et al. and Investor Relations Services, Inc.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $104,024, an increase of $18,524, or 22%, from $85,500 for the three months ended June 30, 2005. The increase in interest expense was the result of additional debt acquired by the Company and debt extensions agreements entered into during the periods subsequent to the 2005 comparable period.

Net Loss

Net loss for the three months ended June 30, 2006 was $583,937, a decrease of $139,682, or 19%, from $723,619 for the three months ended June 30, 2005. The decrease in net loss for the second quarter of 2006 was the result of our overall decrease in payroll and consulting fees and the elimination of merger expenses and write-offs during the period ended June 30, 2006.

Results of Operations for the Six Months Ended June 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at June 30, 2006 compared to June 30, 2005.

INCOME:

	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%
		RESTATED
Revenue	$16,475,973	$ 3,170,238	$13,305,735	420%

Cost of Sales	15,649,527	2,763,893	12,885,634	466%

Gross Profit	826,446	406,345	420,101	103%

Gross Profit Percentage of Sales	5%	14%	--	(8%)

Revenue

Our revenue for the six months ended June 30, 2006 were $16,475,973 compared to revenue of $3,170,238 in the six months ended June 30, 2005. This resulted in an increase in revenue of $13,305,735, or 420%, from the same period a year ago. The increase in revenues in the six months ended June 30, 2006 was as a result of our market focus towards the direct sale of diabetic test strips in the wholesale arena.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the six months ended June 30, 2006 was $15,649,527, an increase of $12,885,634, or 466% from $2,763,893 for the six months ended June 30, 2006. The increase in the cost of sales, in the current period is a direct result of increasing sales activity.

Gross profit as a percentage of sales decreased from 13% for the six months ended June 30, 2005 to 5% for the six months ended June 30, 2006. The decrease in gross profit was caused by a change in our sales target and product mix. During the current six month period we experienced a higher level of retail sales volume which historically has the least profit margin while our wholesale volume remained flat for the six month period.

EXPENSES:

	Six Months Ended June 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
		RESTATED
Expenses:
Hardware costs	$ -	$ 42,964	$(42,964)	(100%)
General & administrative expenses	274,441	250,436	24,005	(10%)
Payroll expense	351,235	610,575	(259,340)	(42%)
Professional fees	193,500	119,027	(74,473)	(63%)
Consulting fees	125,648	461,385	(335,737)	(73%)
Depreciation and amortization	147,497	26,273	121,224	461%
Impairment loss on operating assets	-	1,167,717	(1,167,717)	(100%)
Total expenses	1,092,321	2,678,377	(1,586,056)	(59%)

Net operating (loss)	(265,875)	(2,272,032)	(2,006,157)	(88%)

Other income (expense):
Loss – related party	-	(287,343)	(287,343)	(100%)
Interest income	-	9,016	(9,016)	(100%)
Financing costs	(5,000)	(404,964)	(399,964)	(99%)
Contingent legal fees	(90,000)	-	90,000	100%
Interest (expense)	(183,297)	(134,199)	(49,098)	(37%)

Net (loss)	$(544,172)	$(3,089,522)	(2,545,350)	(82%)

Hardware Costs

Hardware costs for the six months ended June 30, 2006 were $0, a decrease of $42,964 from $42,964 for the six months ended June 30, 2005. The decrease in hardware costs for the six months ended June 30, 2006 was the result of a corresponding decrease in our residenceware sales for the period ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2006 were $274,441, a decrease of $24,005, or 10%, from $250,436 for the six months ended June 30, 2005. The decrease in general and administrative expenses for the six months ended June 30, 2006 was the result of a decrease in our insurance and travel costs for the six month period.

Payroll expenses

Payroll expenses for the six months ended June 30, 2006 were $351,235, a decrease of $259,340, or 42%, from $610,575 for the six months ended June 30, 2005. The decrease in payroll expensed for the six months ended June 30, 2006 was the result the closing of our operations in Scottsdale Arizona.

Professional Fees

Professional fees for the six months ended June 30, 2006 were $193,500, a decrease of $74,473, or 63%, from $119,027 for the six months ended June 30, 2005. During the first six months of 2005 we engaged the services of financial professionals to assist in the financial development of the Company. The decrease of professional fees for the six months ended June 30, 2006 was the result of the elimination of financial services provided by Capitaline Financial.

Consulting Fees

Consulting fees for the six months ended June 30, 2006 was $125,648, a decrease of $335,737, or 73%, from $461,385 for the six months ended June 30, 2005. In 2005 we engaged the services of various consultants to assist in the facilitation of our merger with CareGeneration, Inc.. Upon completion of the merger, the services were no longer needed and hence terminated.

The decrease in consulting fees for the six months ended June 30, 2006 was the result of the merger consulting fees.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2006 were $147,497, an increase of $121,224, or 461%, from $26,273 for the six months ended June 30, 2005. The increase in depreciation and amortization for the six months ended June 30, 2006 was the result of the accretion of amortizable loan fees incurred subsequent to the prior comparable period.

Impairment loss on operating assets

Impairment loss on operating assets for the six months ended June 30, 2006 was $0, a decrease of $1,167,717 from $1,167,717 for the six months ended June 30, 2005. In 2005, we performed an analysis of the carrying value and the estimated future cash flows expected to result from the assets acquired, and determined we should write down 100% of our investment in Pharma Tech Solutions, Inc. As of June 30, 2006 we had no impairment of our investments.

Total Expenses

Total expenses for the six months ended June 30, 2006 were $1,092,321, a decrease of $1,586,056, or 59%, from $2,678,377 for the six months ended June 30, 2005. The decrease in total expenses for the six months ended June 30, 2006 was the result of a decrease in several components of our operating expenses as follows; a reduction in the amount of share-based compensation granted for services; a decrease in the amount of professional and consulting fees required for operations.

Net Operating Loss

Net operating loss for the six months ended June 30, 2006 was $265,875, versus a net operating loss of $2,272,032 for the six months ended June 30, 2005, a change of net operating loss of $2,006,157, or 88%. The decrease in net operating loss for the second quarter was the result of a decrease in non-cash transactions and outside services provided by professionals and consultants.

Loss – Related Party

Our loss – related party for the six months ended June 30, 2006 was $0, a decrease of $287,343 from $287,343 for the six months ended June 30, 2005. During the second quarter of 2005, R. Kelly illegally diverted proceeds from the sale of product to a Kelly Company World Group bank account and it was determine the funds would not be recoverable.

Interest Income

Interest income for the six months ended June 30, 2006 was $0, a decrease of $9,016 from $9,016 for the six months ended June 30, 2005. On February 8, 2005, we received proceeds from the sale of preferred stock which was deposited to an interest bearing money market account. As the proceeds were utilized in our operational activities, the amount available for the calculation of interest income has also decreased. At June 30, 2006, all proceeds had been utilized.

Financing Costs

Financing costs for the six months ended June 30, 2006 were $5,000, a decrease of $399,964, or 99%, from $404,964 for the six months ended June 30, 2005.

Contingent Legal Fees

Contingent legal fees for the six months ended June 30, 2006 was $90,000, an increase of $90,000 from $0 for the six months ended June 30, 2005. The increase in contingent legal fees for the six months ended June 30, 2006 was a result of a contingent liability based on the 2006 progress of the legal actions involving Ronald Kelly and Investor Relations Services, Inc.

Interest Expense

Interest expense for the six months ended June 30, 2006 was $183,297, an increase of $49,098, or 37%, from $134,199 for the six months ended June 30, 2005. The increase in interest expense for the six months ended June 30, 2006 was as a result of additional debt acquired by the Company and debt extensions agreements entered into during the periods subsequent to the 2005 comparable period.

Net Loss

Net loss for the six months ended June 30, 2006 was $544,172, a decrease of $2,545,350, or 82%, from $3,089,522 for the six months ended June 30, 2005. The decrease in net loss for the six months ended June 30, 2006 was as a result of our overall decrease in payroll and consulting fees and the elimination of merger expenses and write-offs during the period ended June 30, 2006.

Seasonality

Although we are relatively new to the direct product sales and services sector of healthcare, and have operated our prescription drug and diabetes diagnostics business for a period of approximately eighteen months our experiences during this period of time point to certain seasonal trends. We believe that sales, and primarily sales to new patients and referral patients, will be concentrated in the first and fourth fiscal quarters. We also believe that reorder rates from existing patients and clients will be concentrated in the second calendar quarter.

Given the chronic disease state nature of our patient base we believe that reorder rates will decline in the summer months as evidenced in many health care sectors. We also believe that since we service an institutional sector within healthcare, our business is dependent upon the complex nature of health insurance plans and health insurer plan contracts. Thus, the first and fourth calendar quarters, which correspond with the beginning of prescription drug plan years, in January, where new prescription drug cards are distributed by insurers to their insureds along with new plan formularies (price schedules), and the end of a prescription drug plan years, the fourth calendar quarter, where formulary reimbursement for the upcoming year is not yet known, may influence and probably do influence “stocking up” buying/ordering behavior by chronically afflicted patients. Our business is also influenced by manufacturer trends. Price increases are often passed on in the summer months, while end of year discounts predominate late in the fourth calendar quarter. These trends affect sales by making pre-summer months particularly attractive financially for product re-orders.

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

Holders of series "C" convertible stock shall not have the right to vote on matters that come before the stockholders. Series "C" convertible preferred stock may be converted, the number of shares into which one share of Series "C" Preferred Stock shall be convertible shall be determined by dividing the Series "C" Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $1.60 per share. Series "C" convertible stock shall rank senior to common stock in the event of liquidation. Holders' of Series "C" convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series "C" convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

On September 24, 2004, the Pinnacle Note was extended by the parties by virtue of a renewal and settlement agreement through January 24, 2005, and under certain conditions until March 24, 2005. We met those conditions by executing the definitive agreement to acquire CareGen, Inc. As a condition of renewal we were required to provide additional security of 25,000 shares of our common stock, and Pinnacle was provided with a new election to convert some or all of the then-outstanding principal of the Note into shares of our common stock at a conversion price of $3.60 per share. In addition, it was agreed that if we completed a merger or similar transaction prior to January 24, 2005; the Note will automatically be extended through March 24, 2005 with additional security due.

On February 10, 2005, we entered into a Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of the new agreement; on March 24, 2005, Pinnacle agreed to pay us $340,000 and (2) pay to Pinnacle's designee, CJR Capital, LLC, $60,000 towards Pinnacle's due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $2.00.

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

On October 24, 2005, we extended the maturity date of the note from April 24, 2006 to June 25, 2006. In accordance with the note extension agreement dated October 5, 2005, Pinnacle sold and or converted for aggregate proceeds of $59,493 worth of shares and sold for aggregate proceeds of $130,198 worth of shares. Therefore prior to the July 1, 2006 note extension, the principal balance stood at $1,010,309.

On July 1, 2006, we entered into another Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of the new agreement Pinnacle agreed to pay us $35,000 and pay to Pinnacle's designee, CJR Capital, LLC, $35,000 towards Pinnacle's due diligence and legal expenses related to the new agreement. The new agreement has the following consequences: (1) the principal amount due under the Note automatically increases from $1,010,309 to $1,100,000; (2) the Maturity Date of the newly revised Note has been extended to December 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.30.

In addition to the above, we agreed: (1) to deliver to Pinnacle's counsel an additional 2,000,000 shares of our common stock (over and above current escrow holdings) as additional escrow security, (2) issue 150,000 shares of our common stock to Pinnacle in consideration for their willingness to enter into the extension agreement; and (3) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing July 1, 2006 , Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full.

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

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006 we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note.

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

As of June 30, 2006, our cash balance was $125,157. We believe that this amount will provide sufficient cash until August 15, 2006. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flows to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Although we recorded an operating profit in the period ending March 31, 2006, we still anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. In addition, since our cash position has fallen we are finding it increasingly difficult to transact commerce in the very cash intensive prescription drug industry. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position is currently inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

On November 16, 2005 the company, through its Pharma Tech Solutions, Inc. subsidiary, was granted a retail pharmacy license by the Arizona State Board of Pharmacy. This license, Board of Pharmacy Permit Number 4374, is believed by management to be was a key ingredient to fulfilling company’s business plan. This license will allow the company to directly fill prescriptions, rendered by physicians for their patients using the company’s proprietary Wi-Fi technologies and its novel use of the Internet, to securely relay the prescriptions electronically. In May 2006, the company identified a facility where it will transact its prescription fulfillment business. As soon as improvements are completed at this facility the company will begin fulfilling medical prescriptions.

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

We currently employ 13 employees, of which 6 are full time employees and 2 sales representatives. No full time employees are covered by labor agreements or employment contracts. We do not expect a significant change in the number of full time employees over the next 12 months as we strive to fulfill our prescription drug distribution plans.

Letter Agreement with Standart Capital SA, Inc.

On June 20, 2006, we executed a letter agreement with Standart Capital SA, Inc., wherein we agreed that Standart will be engaged in a Bridge Financing (the “offering”) of not less than $5 million and not more than $15 million of our securities and to assist the Company in seeking a merger with or acquisition of a privately or publicly-held United States corporation. For due diligence, placement and other services which will be provided to the Company, we agreed to compensate Standart with a retainer fee of $50,000 of which $25,000 shall be paid upon the execution of the agreement and $5,000 fifteen days thereafter. The balance is due upon first funding. A sales commission equal to 8% of the gross proceeds to the Company from the offering, and 8% of the Company’s securities issued in the offering. If there is a Merger, a commission of (I) a cash fee equal to 8% of the cash paid by the target company or the target company’s stockholders and (II) 8% of the securities resulting from the merger that will be issued and outstanding immediately following the consummation of the merger. A non-accountable expense allowance for placement agent underwriting analysis, and other costs and expenses equal to 3% of the gross offering proceeds to the Company. The initial $25,000 retainer fee was paid on June 20, 2006. Standart has agreed to waive the second payment in the amount of $5,000 and no further payment is required until funding is achieved pursuant to the agreement.

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative..

Off-Balance Sheet Arrangements.

As of June 30, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We have historically lost money. We had an accumulated deficit as of June 30, 2006, and 2005 of $16,000,516 and $13,312,894, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. From time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

In 2006 our five largest customers accounted for approximately 87% of our net sales. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability generate revenue sufficient to continue as a going concern diminishing your return on investment.

                Our performance is substantially dependent on the services and on the performance of our Management. instaCare is, and will be, heavily dependent on the skill, acumen and services of our CFO, Secretary and Treasurer, Keith Berman and our newly elected Chairman Robert Jagunich. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of August 4, 2006, there were 8,083,073 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

As of June 30, 2006, Robert Cox, our Chief Executive Officer, and Keith Berman, our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Subsequent to June 30, 2006, Mr. Cox resigned as Chief Executive Officer, at which time Mr. Berman assumed the position of interim Principal Executive Officer. Based upon their initial evaluation and Mr. Berman’s reevaluation, Mr. Berman concluded that our disclosure controls and procedures were not effective in timely alerting the Board to material information regarding unapproved actions taken by an officer and director on an ex-parte basis and in timely alerting him to material information required to be included in our periodic SEC filings relating to our financial statement and other disclosures. Our conclusions regarding the deficiencies were as follows:

Our controls relating to disclosure and related assertions: (i) in the financial statements, particularly as related to the accounting treatment of the 2004 merger between Pharma Tech Solutions, Inc. and CareGeneration Inc. and the impairment analysis of intangible assets associated with the merger were not adequate; and (ii) in disclosing contracts and legal proceedings disclosure were not adequate.

•

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

As a result of Mr. Kelly’s actions, our independent auditor has required us to use hindsight in our evaluation of the merger and consequently restate all of our filings for fiscal 2005 and our first quarter 2006 Form 10-QSB to remove all accounting information related to the Pharma Tech Solutions/CareGeneration merger.

•

We further found that while the controls over initiating and recording routine transactions were adequate, we had inadequate procedures to determine whether the verbal and written warranties and representations of Mr. Kelly, his wife and an employee were true and accurate. Only later after we undertook an investigation of Mr. Kelly and the employee, and after discovery had commenced in our lawsuit against the former director and the employee did we find it necessary to impair our intangible asset related to our acquisition of CareGeneration, Inc. The finding of this weakness resulted in the need to restate the financial statements for all of our filings for Fiscal 2005 and our Form 10-QSB for the period ended March 31, 2006. We believe that we have corrected this deficiency and will continue to carefully monitor the proper application of this control.

•

We further found that while the controls over initiating and recording routine transactions were adequate, we had inadequate procedures to determine when and how a certain contract was executed by an officer acting on an ex-parte basis, without the full knowledge or approval of our Board of Directors. Further, we have experienced a disconnect in communication between our Board of Directors and our CEO regarding internal disclosure of the existence of a certain contracts and approval of certain contracts. We believe that we have corrected this deficiency and will continue to carefully monitor the proper application of this control.

Other than the deficiencies and weaknesses described above, Mr. Cox, our Chief Executive Officer and Mr. Berman, our Principal Financial Officer concluded that our disclosure controls and procedures are otherwise effective for the period ended June 30, 2006.

Subsequent to the end of our second quarter, Mr. Cox resigned his position as Chief Executive Officer and Mr. Berman has assumed the position of interim Principal Executive Officer. Mr. Berman remains our Chief Financial Officer. We believe this will alleviate any further disclosure deficiencies related to executive officer to board of directors communications.

Further, in an attempt to prevent further breakdowns in our internal control over financial reporting, we have engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. We have also engaged special counsel to determine the truth, accuracy and veracity of written and verbal warranties and representations made to us in all current and future material transactions we undertake. This was our only change in our internal control over financial reporting for the most recent quarter ended June 30, 2006.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

Ronald Kelly and Kelly Company World Group (“Kelly”)

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

4. RICO violations;

5. Injunctive Relief;

6. Conversion;

7. Breach of Contract/Breach of Corporate Merger Agreement; and

8. Accounting and Ancillary Relief.

Mr. Kelly has filed his answer to this complaint and this action has progressed to the discovery stage. On August 14, 2006 a hearing was held in the United States District Court, for the Central District of California to consider defendants’ motions for trial continuance and leave for defendants to file counter claims in the current action. The trial judge in this case denied both of defendants’ motions.

In April 2006, certain directors of the corporation were contacted by the State of Florida Department of Financial Services’ Office of Financial Regulation. We were informed that this Criminal Enforcement unit of the Office of Financial Regulation had opened an investigation into certain acts and actions involving Ronald Kelly, other persons associated with Ronald Kelly and certain corporations controlled by Ronald Kelly. We are informed that this investigation is on-going and progressive.

Investor Relations Services (“IRS”)

On August 9, 2005, we filed suit against Investor Relations Services, Inc., a Florida corporation; Summit Trading Limited, a foreign corporation incorporated under the laws of the Bahamas; Charles Arnold (“Arnold”), an individual, and Does 1 through 20 inclusive. This suit seeks judgment for Declaratory Relief; and recession for the alleged agreements between instaCare and the defendants. In addition, the complaint seeks damages for Intentional Interference with an Advantageous Business Relationship as a result of actions taken by the defendants. This case is filed in the Los Angeles Superior Court, and bears case number BC337976. Subsequently, counsel for the defendants filed a Motion to remand the suit to an arbitrator. The trial judge in this matter denied this motion. In December 2005 defendant Arnold filed a Motion for Reconsideration and a cross complaint against instaCare and its Secretary and CFO Keith Berman. In January 2006 Arnold’s Motion for Reconsideration was denied. This action is now progressing through the discovery stage. Although this action is scheduled for trial in October 2006, discovery in this case is not yet complete and it is not possible for the company to determine any potential outcome.

Neither our subsidiaries nor the Company are named defendants in any legal proceedings except for the actions described above. The Company has reserved $90,000 in the period ended June 30, 2006 for legal expenses and services relating to the Kelly and IRS actions.

In April 2004, we entered into an agreement with DataFuzion, Inc. ("Fuzion"), a Colorado based medical software and medical systems company. Among other things, this agreement called for us to provide a license to DataFuzion which would authorize DataFuzion to utilize certain proprietary software systems, in addition to providing introduction to experts, agents and consulting service organizations that were capable of assisting Fuzion's stated desire to become a fully reporting public company. The agreement called for Fuzion to render 10% of its capital stock as consideration. As a portion of its consideration, we also agreed to advance certain monies to Fuzion's chosen experts for these services. We completed the introductions and advanced the funds called for under the agreement. In December 2004, after several attempts to compel Fuzion to render the shares called for under the agreement, we discovered that Fuzion was in fact holding merger discussions with Omni Medical Holdings Inc., a South Dakota based company. On March 1, 2005, we received notice that this merger had been completed. On March 8, 2005, we made claim for the shares called for under the agreement through written correspondence to both DataFuzion, Inc. and Omni Medical Holdings Inc. In June 2006 we revised our demand but have not yet received the courtesy of a response. Thus, our claims against DataFuzion, Inc. or its successor remain unresolved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2006, we issued shares of our common stock to the individuals listed below for services provided to the Company.

Person Issued to	Number of Shares
Dr. Joel Brill	2,500
Lippert Heilshorn	42,730
Svetislav Milic	31,025
Nathan Kaplan	31,025

On May 22, 2006, we issued 25,000 shares of our common stock to Victor Pallante for services rendered to the Company, 12,500 shares to Svet Milic and 12,500 to Nathan Kaplan, as a one year renewal fee pursuant to their licensed agreement.

On June 16, 2006, we issued 621,593 shares of our common stock as a stock dividend to our stockholders of record as of June 9, 2006.

We believe that all the above issuances of shares and grant of options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make there investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of its investment. The recipients had the opportunity to speak with our management on several occasions prior to there investment decision.

Item 3.	Defaults Upon Senior Securities.

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006, we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note. As of August 16, 2006, we were in default of an aggregate principal amount of $205,000, plus interest and fees, pursuant to the promissory note issued to Dennis Cantor and Novex International.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On August 15, 2006, Robert L. Cox resigned as Chairman and Chief Executive Officer of the Company, effective immediately. Mr. Cox cited a desire to remain as a Director. Mr. Cox’s resignation provided reasons and circumstances for his resignation in a resignation letter attached herewith as Exhibit 17. On August 18, 2006 Mr. Cox resigned from the Company’s Board of Directors, effective immediately. Mr. Cox did not site any disagreement with the Company or our management in this resignation letter.

On August 15, 2006, Joel V. Brill, MD resigned as a Director of the Company, effective immediately. Dr. Brill’s resignation is not the result of any disagreement with the Company or our management.

On August 18, 2006, the Board of Directors appointed Robert Jagunich as Chairman of the Company.

Item 6.	Exhibits.

Exhibit Number	Description
3(i)(a)	Articles of Incorporation - Filed March 2, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(b)	Articles of Amendments to Articles of Incorporation - Filed May 9, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(c)	Articles of Amendments to Articles of Incorporation - Filed August 2, 2002
(Incorporated by reference to the exhibits to Form 10-QSB filed on August 22, 2002.)
3(ii)	Bylaws of CareDecision Corporation (formerly ATR Search Corporation)
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
10.1	CDED-Mercator Advisory Group LLC Subscription (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.2	CDED-Mercator Advisory Group LLC CoD Preferred Series C (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.3	CDED-Mercator Advisory Group LLC Reg Rts Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.4	Warrant Mercator Advisory Group, LLC $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.5	Warrant Mercator Momentum Fund, LP $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.6	Warrant Monarch Pointe Fund, Ltd. $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.7	Warrant Mercator Advisory Group, LLC $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.8	Warrant Mercator Momentum Fund, LP $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.9	Warrant Monarch Pointe Fund, Ltd. $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.10	CDED-Pinnacle Secured Note (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.11	CDED Pinnacle Pledge Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.12	CDED-Pinnacle Securities Purchase Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.13	CDED-Pinnacle 9_24_2004 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.14	CDED-Pinnacle 2_10_2005 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.15	Lease Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on November 1, 2005)
17	Resignation letter of Robert L. Cox, dated August 15, 2006
31.1*	Certification of Keith Berman pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Keith Berman pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

(Registrant)

By:/s/ Keith Berman
Keith Berman, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: September 1, 2006