Form 10QSB
period 2006-09-30
instaCare Corp.
filed 2006-12-04
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 23, 2006, was 9,207,439 shares.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

instaCare Corp.

Condensed Consolidated Balance Sheet

(unaudited)
September 30,
2006
Assets

Current assets:
Cash and equivalents	$1,557
Accounts receivable	1,565,766
Inventory	201,807
Prepaid expenses	16,250
Total current assets	1,785,380

Fixed assets, net	94,721

Other assets:
Deposits	3,412
Total other assets	3,412

1,883,513

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	879,105
Accrued expenses	156,775
Note payable - related party	26,000
Note payable	292,309
Convertible note payable	1,350,267
Total current liabilities	2,704,456

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series "C" stock, $0.001 par value, 20,000 shares
authorized, 20,000 shares issued and outstanding	20
Common stock, $0.001 par value, 200,000,000 shares authorized,
9,032,253 shares issued and outstanding	9,032
Additional paid-in capital	15,845,695
Unamortized warrants	(9,498)
Prepaid share-based compensation	(132,938)
Accumulated (deficit)	(16,533,462)
(820,943)

$1,883,513

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Operations

	(unaudited)		(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		RESTATED		RESTATED

Revenue, net	$2,173,594	$1,007,216	$18,649,567	$4,177,454
Cost of sales	2,118,688	953,391	17,768,215	3,717,284

Gross profit	54,906	53,825	881,352	460,170

Expenses:
Hardware costs	-	5,778	-	48,743
General & administrative expenses	195,605	96,393	470,046	284,589
Payroll expense	117,103	203,265	468,338	748,383
Professional fees	22,511	289,385	216,011	408,412
Consulting fees	198,455	28,204	324,103	617,286
Depreciation and amortization	15,128	-	162,625	39,410
Impairment loss on operating assets	21,460	13,136	21,460	1,167,717
Total expenses	570,262	636,161	1,662,583	3,314,540

Net operating (loss)	(515,356)	(582,336)	(781,231)	(2,854,370)

Other income (expense):
Loss - related party	-	-	-	(410,611)
Interest income	-	4,845	-	13,861
Financing costs	(37,040)	(87,583)	(42,040)	(317,381)
Contingent legal fees	-	-	(90,000)	-
Interest expense	(116,713)	(259,992)	(300,010)	(394,190)

Net (loss)	$(669,109)	$(925,066)	(1,213,281)	(3,962,691)

Weighted average number of
common shares outstanding - basic and fully diluted	8,537,909	5,741,549	7,764,628	5,362,487

Net (loss) per share - basic and fully diluted	$(0.08)	$(0.16)	(0.16)	(0.74)

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Cash Flows

	(unaudited)
	For the nine months ended
	September 30,
	2006	2005
Cash flows from operating activities		RESTATED
Net (loss)	$(1,213,281)	$(3,962,691)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Stock-based compensation
Consulting	355,541	480,590
Financing	184,487	522,867
Impairment loss on operating assets	-	1,167,717
Depreciation	36,283	39,410
Amortization of loan fees	116,208	-
Changes in operating assets and liabilities
Accounts receivable	(1,318,182)	(229,540)
Inventory	(128,277)	170,019
Prepaid expenses	39,706	-
Other assets	-	(32,917)
Notes receivable	-	-
Customer deposits	-	(795)
Accounts payable	835,255	114,702
Other liabilities	119,531	(204,107)
Net cash (used) by operating activities	(972,729)	(1,934,745)

Cash flows from financing activities
Proceeds from notes payable - related party	26,000	-
Payments on notes payable - related party	-	(11,027)
Proceeds from revolving line of credit	-	114,350
Proceeds from notes payable	455,000	400,000
Payments on notes payable	(216,009)	-
Issuance of preferred series "C" stock	-	2,000,000
Issuance of common stock	-	227,772
Net cash provided by financing activities	264,991	2,731,095

Net increase (decrerase) in cash	(707,738)	796,350
Cash - beginning	709,295	422,486
Cash - ending	$1,557	$1,218,836

Supplemental disclosures:
Interest paid	$173,742	$134,199
Income taxes paid	$-	$-

Non-cash transactions:
Number of shares issued for consulting services	1,106,460	409,875
Number of common shares issued for debt conversion	-	336,085
Number of shares issued for financing	-	381,250
Number of preferred shares issued for financing	-	250
Number of shares issued per merger agreement	-	656,250
Number of stock options issued as compensation	-	787,500
Number of warrants issued for financing	-	1,293,750

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

Note 2 - Correction of Errors

The Company has restated its previously issued 2005 consolidated financial statements for matters related to the following previously reported items: Loss on impairment; compensation expense; professional fee; general and administrative expenses; financing costs; merger costs; stock-based employee compensation, loss related party and loss on debt settlement. The accompanying financial statements for the three and nine month periods ended September 30, 2005 have been restated to reflect the corrections. The following is a summary of the restatements for September 30, 2005:

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

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

The effect on the Company’s previously issued September 30, 2005 financial statements are summarized as follows:

Statement of Operations for the Nine Months Ended September 30, 2005

	Previously Reported	Increase (Decrease)	Restated
Net Sales	$ 4,177,454	$ -	$ 4,177,454
Cost of Sales	3,717,284	-	3,717,284
Gross Profit	460,170	-	460,170

Hardware costs	48,743	-	48,743
Selling and Administrative Expenses	346,829	(62,240)	284,589
Consulting fees	489,589	127,696	617,285
Payroll expense	863,673	(115,290)	748,383
Professional fees	608,412	(200,000)	408,412
Impairment loss on operating assets	-	1,167,717	1,167,717
Depreciation	39,410	-	39,410

Net operating (Loss)	(1,936,486)	917,883	(2,854,369)

Loss – related party	(417,833)	(7,222)	(410,611)
Merger costs	(87,950)	(87,950)	-
Financing fees	(353,500)	(36,119)	(317,381)
Interest expense	(394,190)	-	(394,190)
Interest income	13,861	-	13,861

Net Income (Loss)	$ (3,176,098)	$ 786,592	$ (3,962,690)

Note 3 – Going concern

The Company has an accumulated deficit of $16,533,462 as of September 30, 2006. Due to our continued business development we have not achieved profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking $5,000,000 in additional financing, and is also researching the desirability of an acquisition or merger candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

instaCare Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 5 – Fixed assets

Depreciation expense totaled $36,283 and $39,410 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Note 6 – Notes payable

Notes payable consisted of the following as of September 30, 2006:

September 30, 2006

Unsecured promissory note, bearing interest at 9.5% per annum, maturing August 25, 2006 (Principal together with accrued interest due on maturity)	$87,309

Unsecured promissory note, bearing interest at 15% per annum, maturing July 31, 2006 (Principal together with accrued interest due on maturity)	205,000

Unsecured convertible promissory note, bearing interest at 18% per annum, maturing October 17, 2006 (Principal together with accrued interest due on maturity)	200,000

Convertible promissory note, secured by 1,037,500 shares of the Company’s common stock, bearing interest at 12% per annum, maturing December 24, 2006 (Interest due monthly, principal due at maturity)	1,010,379

Unsecured convertible promissory note, bearing interest at 15% per annum, maturing October 31, 2007 ($170,000 net of $30,112 discount) (Interest due monthly, principal due at maturity)	139,888

Unsecured promissory note, bearing interest at 9% per annum, maturing September 2007 – related party (Interest due monthly, principal due at maturity)	26,000

Total	$1,668,576

The Company recorded interest expense totaling $300,010 and $394,190 during the nine-months ended September 30, 2006 and 2005, respectively.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholder’s equity

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

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

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

On July 13, 2006, the Company entered into a consulting agreement with an individual to perform business development services in exchange for 100,000 shares of the Company’s par value common stock valued at $28,000, the fair value of the underlying shares on the date of grant; and 100,000 options to purchase an equal amount common stock. The Company recorded current period expense in the amount of $15,400 and prepaid share-based compensation of $12,600 to be accreted over the remaining life of the agreement.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

On August 22, 2006, the Company issued 105,270 shares of its par value common stock pursuant to a marketing agreement with Tribe Media Marketing. The Company recorded an expense in the amount of $47,372, the fair value of the underlying shares on the date of grant.

On August 23, 2006, the Company issued 65,800 shares of its par value common stock pursuant to a financial consulting agreement. The Company has subsequently cancelled the agreement and no services have been performed. As of September 30, 2006, the Company has recorded prepaid share-based compensation in the amount of $30,926, the fair value of the underlying shares.

On August 24, the Company entered into two consulting agreements for services to be performed over a 10 week period in exchange for 190,000 shares of its par value common stock. The Company recorded current period consulting expense in the amount of $22,800 and prepaid share-based compensation of $22,800 to be expensed over the remaining period of services.

On September 3, 2006, the Company authorized the issuance of 125,000 shares of its par value common stock valued at $50,000 for legal services previously accrued.

On September 3, 2006, the Company authorized the issuance of 165,740 shares of its par value common stock for public relations services received during the three months ended September 30, 2006. The Company recorded an expense in the amount of $66,296, the fair value of the underlying shares.

On September 3, 2006, the Company authorized the issuance of 197,370 shares of its par value common stock in exchange for marketing services to be received over a six-month period valued at $88,816. As of September 30, 2006, the Company recorded an expense in the amount of $22,204 and prepaid share-based compensation of $66,612 to be accreted over the remaining period of service.

There have been no other issuances of preferred or common stock, during the nine months ended September 30, 2006.

Note 8 – Warrants and options

Warrants

On July 17, 2006, the Company issued a warrant to purchase 50,000 shares of the Company’s par value common stock at a strike price of $0.32 per share as additional incentive for a short term note.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

The following is a summary of activity of outstanding warrants:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	1,435,000	$ 1.91

Warrants expired	-	-
Warrants granted	50,000	0.32
Warrants exercised	-	-

Balance, September 30, 2006	1,485,000	$ 1.86
Exercisable, September 30, 2006	1,485,000	$ 1.86

The following is a summary of information about the warrants outstanding at September 30, 2006:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.32 - 2.40	1,485,000	2.25 Years	$1.86	1,485,000	$1.86

The fair value of each warrant granted are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for valuation grants:

	2006	2005
Average risk-free interest rates	5.07%	5.05%
Average expected life (in years)	3	3
Volatility	510%	51.0%

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

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

2003 stock option plan

The following is a summary of activity of outstanding stock options under the 2003 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	210,000	$ 3.49

Options expired	(118,750)	3.71
Options granted	-	-
Options exercised	-	-

Balance, September 30, 2006	91,250	3.20
Exercisable, September 30, 2006	91,250	3.20

The following is a summary of information about the 2003 Stock Option Plan options outstanding at September 30, 2006:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$3.20	91,250	2 months	$3.20	91,250	$3.20

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

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

2004 Stock Option Plan

As of September 30, 2006, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 195,000 at a weighted average exercise price of $1.65. As of September 30, 2006, stock options in the Plan remaining to be issued totaled 893,750. The Plan stock options are 100% vested from the grant date.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	195,000	$1.65

Options granted	100,000	0.32
Options exercised	-	-

Balance, September 30, 2006	295,000	1.48
Exercisable, September 30, 2006	295,000	$1.48

The following is a summary of information about the 2004 Stock Option Plan options outstanding at September 30, 2006

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.32 - 1.92	295,000	1 year	$1.48	295,000	$1.48

The fair value of each option grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005
Average risk-free interest rates	5.06%	5.05%
Average expected life (in years)	0.50	2
Volatility	109%	51.00%

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

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

2005 Merger Stock Option Plan

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	825,000	$1.73

Options granted	-0-	-0-
Options exercised	-0-	-0-
Balance, September 30, 2006	825,000	1.73
Exercisable, September 30, 2006	825,000	$1.73

The following is a summary of information about the 2005 Stock Option Plan options outstanding at September 30, 2006:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.96-1.76	825,000	2 years	$1.73	825,000	$1.73

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

Note 9 – Concentrations

Concentrations

In 2006, the five largest customers of the Company accounted for approximately 87% of the Company’s total sales either through direct sales or bill to patient sales, and 92% of its pharmaceutical products were purchased from three major suppliers.

Note 10 – Subsequent Events

On October 23, 2006, the Company issued a total of 175,000 shares of its par value common stock to various individuals for services valued at $75,250.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	our ability to continue operations given our low gross profit percentage of revenue;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures;
o	the unavailability of funds to maintain operations; and
o	operational inefficiencies in distribution or other systems.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We are a distributor of life-saving prescription drugs and diagnostics to several channels in the healthcare industry, a Wi-Fi PDA technology provider to the lodging and satellite media industries, and a developer of patent-pending technologies for e-health and EMR applications that we employ to leverage and add value to our prescription drug and diagnostics business. Our proprietary ResidenceWare, MD@Hand and Satelink technologies manage critical data, enhance productivity and e-commerce, and facilitate communication with applications in the healthcare, apartment, hotel/motel and satellite rebroadcast industries. We have recently focused our business attention towards providing prescription drugs and medical diagnostics through several medical distribution channels.

Through September 30, 2006, our operations have been conducted through instaCare Corp. and our subsidiary Medicius, Inc. However, we also continue to operate our two majority owned subsidiaries Pharma Tech Solutions, Inc. and PDA Services, Inc. and plan additional transactions through these subsidiaries in the future.

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

3.

Combining our wholesale and retail drug distribution with our PDA technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

4.

The practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients now that our prescription drug distribution business is coming on-line.

Our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Results of Operations for the Three Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

INCOME:

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%
		RESTATED
Revenue	$ 2,173,594	$ 1,007,216	$ 1,166,378	116%

Cost of Sales	2,118,688	953,391	1,164,297	122%

Gross Profit	54,906	53,825	1,081	2%

Gross Profit Percentage of Sales	3%	5%	--	(2%)

Revenue

Our revenue for the three months ended September 30, 2006 was $2,173,594, compared to revenue of $1,007,216 in the three months ended September 30, 2005. This resulted in an increase in revenue of $1,166,378, or 116%, from the same period a year ago. The increase in revenue over the three months ended September 30, 2005 was a result of our market focus towards the direct sale of diabetic test strips into several prescription drug channels.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended September 30, 2006 was $2,118,688, an increase of $1,164,297, or 122% from $953,391 for the three months ended September 30, 2006. The increase in the cost of sales in the current period was a direct result of our increased sales during the three month period and a change in product mix that was temporarily weighted toward higher cost suppliers.

Gross profit as a percentage of sales decreased from 5% for the three months ended September 30, 2005 to 3% for the three months ended September 30, 2006. The decrease in gross profit margin was caused by a change in our product mix whereby we increased our sales levels toward higher cost products certain suppliers, which historically have a lower profit margin, while our higher margin wholesale activity remained flat for the three month period.

EXPENSES:

	Three Months Ended September 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
		RESTATED
Expenses:
Hardware costs	$ -	$ 5,778	$ (5,778)	-
General & administrative expenses	195,605	96,393	99,212	103%
Payroll expense	117,103	203,265	(86,162)	(42%)
Professional fees	22,511	289,385	(266,874)	(92%)
Consulting fees	198,455	28,204	170,251	603%
Depreciation and amortization	15,128	-	15,128	-
Impairment loss on operating assets	21,460	13,136	8,324	63%
Total expenses	570,262	636,161	(65,899)	(10%)

Net operating (loss)	(515,356)	(582,336)	(66,980)	(12%)

Other income (expense):
Loss – related party	-	-	-	-
Interest income	-	4,845	(4,845)	-
Financing costs	(37,040)	(87,583)	(50,543)	(58%)
Contingent legal fees	-	-	-	-
Interest (expense)	(116,713)	(259,992)	(143,279)	(55%)

Net (loss)	$ (669,109)	$ (925,066)	$(255,957)	(28%)

Hardware Costs

We did not incur hardware costs for the three months ended September 30, 2006. This was due to a corresponding decrease in our Residenceware sales for the period ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were $195,605, an increase of $99,212, or 103%, from $96,393 for the three months ended

September 30, 2005. The increase in general and administrative expenses was due to increased overhead directly related to the increase in revenue over the prior comparable period.

Payroll expenses

Payroll expenses for the three months ended September 30, 2006 were $117,103, a decrease of $86,162, or 42%, from $203,265 for the three months ended September 30, 2005. The decrease was due to the elimination of our operations in Scottsdale Arizona.

Professional Fees

Professional fees for the three months ended September 30, 2006 were $22,511, a decrease of $266,874, or 92%, from $289,385 for the three months ended September 30, 2005. The decrease in professional fees was due to a reduction in both legal and accounting fees.

Consulting Fees

Consulting fees for the three months ended September 30, 2006 were $198,455, an increase of $170,251, or 603%, from $28,204 for the three months ended September 30, 2005. The increase in consulting fees was due to our need to hire professionals in the pharmaceutical industry channels so that we could transition away from higher cost suppliers.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2006 were $15,128, an increase of $15,128 from $0 for the three months ended September 30, 2005. The increase in depreciation and amortization was as a result of the accretion of amortizable loan fees incurred subsequent to the prior comparable period.

Impairment Loss on Operating Assets

Impairment loss on operating assets for the three months ended September 30, 2006 was $21,460, an increase of $8,324, or 63%, from $13,136 for the three months ended September 30, 2005. The increase in impairment loss on operating assets was as a result of a writedown of obsolete inventory.

Total Expenses

Total expenses for the three months ended September 30, 2006 were $570,262, a decrease of $65,899, or 10%, from $636,161 for the three months ended September 30, 2005. The decrease in total expenses was primarily due to a reduction in payroll expense.

Net Operating Loss

Net operating loss for the three months ended September 30, 2006 was $515,356, versus a net operating loss of $582,336 for the three months ended September 30, 2005, a change of net operating loss of $66,980. The decrease in net operating loss for the third quarter was the result of our reduced labor costs.

Interest Income

Interest income for the three months ended September 30, 2006 were $0, a decrease of $4,845 from $4,845 for the three months ended September 30, 2005. The decrease in interest income for the third quarter was the result of the depletion of our cash.

Financing Costs

Financing costs for the three months ended September 30, 2006 were $37,040, a decrease of $50,543, or 58%, from $87,583 for the three months ended September 30, 2005. The decrease in financing costs for the third quarter was the result of an agreement with one of our major financiers in 2005 which ended the need to finance certain contract penalties.

Interest Expense

Interest expense for the three months ended September 30, 2006 was $116,713, a decrease of $143,279, or 55%, from $259,992 for the three months ended September 30, 2005. The decrease in interest expense was the result of extension fees paid in connection with our outstanding debt.

Net Loss

Net loss for the three months ended September 30, 2006 was $669,109, a decrease of $255,957, or 28%, from $925,066 for the three months ended September 30, 2005. The decrease in net loss for the third quarter of 2006 was the result of our overall decrease in payroll and consulting fees and the elimination of merger expenses and write-offs during the period ended September 30, 2006.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

The following table summarizes selected items from the statement of operations at September 30, 2006 compared to September 30, 2005.

INCOME:

	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%
		RESTATED
Revenue	$18,649,567	$4,177,454	$14,472,113	346%

Cost of Sales	17,768,215	3,717,284	14,050,931	378%

Gross Profit	881,352	460,170	421,182	92%

Gross Profit Percentage of Sales	5%	11%	--	(6%)

Revenue

Our revenue for the nine months ended September 30, 2006 were $18,649,567 compared to revenue of $4,177,454 in the nine months ended September 30, 2005. This resulted in an increase in revenue of $14,472,113, or 346%, from the same period a year ago. The increase in revenues in the nine months ended September 30, 2006 was as a result of our market focus towards the direct sale of at-home diabetic testing products in several market channels.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the nine months ended September 30, 2006 was $17,768,215, an increase of $14,050,931, or 378% from $3,717,284 for the nine months ended September 30, 2006. The increase in the cost of sales, in the current period is a direct result of increasing sales activity.

Gross profit as a percentage of sales decreased from 11% for the nine months ended September 30, 2005 to 5% for the nine months ended September 30, 2006. The decrease in gross profit was caused by a change in our sales target and product mix. During the current nine month period we experienced a higher level of sales volume that required us to purchase product from higher cost suppliers, which historically has the least profit margin while our wholesale volume remained flat for the nine month period.

EXPENSES:

	Nine Months Ended September 30,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%
		RESTATED
Expenses:
Hardware costs	$ -	$ 48,743	$ (48,743)	-
General & administrative expenses	470,046	284,589	185,457	65%
Payroll expense	468,338	748,383	(280,045)	(37%)
Professional fees	216,011	408,412	(192,401)	(47%)
Consulting fees	324,103	617,286	(293,183)	(47%)
Depreciation and amortization	162,625	39,410	123,215	313%
Impairment loss on operating assets	21,460	1,167,717	(1,146,257)	(98%)
Total expenses	1,662,583	3,314,540	(1,651,957)	(50%)

Net operating (loss)	(781,231)	(2,854,370)	(2,073,139)	(73%)

Other income (expense):
Loss – related party	-	(410,611)	(410,611)	-
Interest income	-	13,861	(13,861)	-
Financing costs	(42,040)	(317,381)	(275,341)	(87%)
Contingent legal fees	(90,000)	-	90,000	-
Interest (expense)	(300,010)	(394,190)	(94,180)	(24%)

Net (loss)	$(1,213,281)	$(3,962,691)	(2,749,410)	(69%)

Hardware Costs

Hardware costs for the nine months ended September 30, 2006 were $0, a decrease of $48,743 from $48,743 for the nine months ended September 30, 2005. The decrease in hardware costs for the nine months ended September 30, 2006 was the result of a corresponding decrease in our Residenceware sales for the period ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006 were $470,046, an increase of $185,457, or 65%, from $284,589 for the nine months ended September 30, 2005. The increase in general and administrative expenses for the nine months ended September 30, 2006 was the result of the addition to our distribution operations, primarily in New Jersey.

Payroll expenses

Payroll expenses for the nine months ended September 30, 2006 were $468,338, a decrease of $280,045, or 37%, from $748,383 for the nine months ended September 30, 2005. The decrease in payroll expensed for the nine months ended September 30, 2006 was the result the closing of our operations in Scottsdale Arizona.

Professional Fees

Professional fees for the nine months ended September 30, 2006 were $216,011, a decrease of $192,401, or 47%, from $408,412 for the nine months ended September 30, 2005. The decrease in professional fees for the nine months ended September 30, 2006 was the result of a lesser need for professional corporations and specialized consultants due to the closure of our merger with CareGeneration having been completed in 2005.

Consulting Fees

Consulting fees for the nine months ended September 30, 2006 was $324,103, a decrease of $293,183, or 47%, from $617,286 for the nine months ended September 30, 2005. In 2005 we engaged the services of various consultants to assist in the facilitation of our merger with CareGeneration, Inc. Upon completion of the merger, the services were no longer needed and hence terminated. The decrease in consulting fees for the nine months ended September 30, 2006 was the result of the merger consulting fees.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2006 were $162,625, an increase of $123,215, or 313%, from $39,410 for the nine months ended September 30, 2005. The increase in depreciation and amortization for the nine months ended September 30, 2006 was the result of our review of certain assets and inventory which we wrote down in 2006 to reflect our changed business focus.

Impairment loss on operating assets

Impairment loss on operating assets for the nine months ended September 30, 2006 was $21,460, a decrease of $1,146,257 from $1,167,717 for the nine months ended September 30, 2005. In 2005, we impaired our entire business acquisition and in 2006, we recorded an impairment for obsolete inventory.

Total Expenses

Total expenses for the nine months ended September 30, 2006 were $1,662,583, a decrease of $1,651,957, or 50%, from $3,314,540 for the nine months ended September 30, 2005. The decrease in total expenses for the nine months ended September 30, 2006 was the result of a decrease in several components of our operating expenses as follows; a reduction in the amount of share-based compensation granted for services; a decrease in the amount of professional and consulting fees required for operations.

Net Operating Loss

Net operating loss for the nine months ended September 30, 2006 was $781,231, versus a net operating loss of $2,854,370 for the nine months ended September 30, 2005, a change of net operating loss of $2,073,139, or 73%. The decrease in net operating loss for the third quarter was the result of a decrease in non-cash transactions and outside services provided by professionals and consultants.

Interest Income

Interest income for the nine months ended September 30, 2006 was $0, a decrease of $13,861 from $13,861 for the nine months ended September 30, 2005. On February 8, 2005, we received proceeds from the sale of preferred stock which was deposited to an interest bearing money market account. As the proceeds were utilized in our operational activities, the amount available for the calculation of interest income has also decreased. At September 30, 2006, all proceeds had been utilized.

Financing Costs

Financing costs for the nine months ended September 30, 2006 were $42,040, a decrease of $275,341, or 87%, from $317,381 for the nine months ended September 30, 2005. The decrease in financing costs for the third quarter was the result of our lessened need for financings in 2006.

Contingent Legal Fees

Contingent legal fees for the nine months ended September 30, 2006 was $90,000, an increase of $90,000 from $0 for the nine months ended September 30, 2005. The increase in contingent legal fees for the nine months ended September 30, 2006 was a result of a contingent liability based on the 2006 progress of the legal actions involving Ronald Kelly and Investor Relations Services, Inc.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $300,010, a decrease of $94,180, or 24%, from $394,190 for the nine months ended September 30, 2005. The decrease in interest expense for the nine months ended September 30, 2006 was as a result of lessened need for financings in 2006 which lowered overall interest expense.

Net Loss

Net loss for the nine months ended September 30, 2006 was $1,213,281, a decrease of $2,749,410, or 69%, from $3,962,691 for the nine months ended September 30, 2005. The decrease in net loss for the nine months ended September 30, 2006 was as a result of our overall decrease in payroll and consulting fees and the elimination of merger expenses and write-offs during the period ended September 30, 2006.

Seasonality

Although we are relatively new to the direct product sales and services sector of healthcare, and have operated our prescription drug and diabetes diagnostics business for a period of approximately 23 months, our experiences during this period of time point to certain seasonal trends. Through the period ended September 30, 2006, our sales, and primarily sales to new patients and referral patients, have to date been concentrated in the first and fourth fiscal quarters. We also have reviewed reorder rates from existing patients and clients and found these re-order rates to be concentrated in the second calendar quarter. We believe this to be a seasonal trend that will continue in future years.

Given the chronic disease state nature of our patient base we have also found reorder rates to have declined during the summer months as evidenced in many health care sectors. We also believe that since we service an institutional sector within healthcare, our business is dependent upon the complex nature of health insurance plans and health insurer plan contracts. Thus, the first and fourth calendar quarters, which correspond with the beginning of prescription drug plan years, in January, where new prescription drug cards are distributed by insurers to their insureds along with new plan formularies (price schedules), and the end of a prescription drug plan years, the fourth calendar quarter, where formulary reimbursement for the upcoming year is not yet known, influence the “stocking up” buying/ordering behavior by chronically afflicted patients. Our business is also influenced by manufacturer trends. Price increases are often passed on in the summer months, while end of year discounts predominate late in the fourth calendar quarter. These trends affect sales by making pre-summer months particularly attractive financially for product re-orders.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future we believe we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products. To that end we have turned our attention to seeking revolving lines of credit that would be secured by sales of our products. We have received substantial interest from boutique lenders who specialize in financing health related businesses.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2006.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 1,785,380	$ 1,086,365	$ 699,015	64%

Current Liabilities	$ 2,704,456	$ 1,484,677	$ 1,219,779	82%

Working Capital (deficit)	$ (919,076)	$ (398,312)	$ (520,764)	(131%)

Internal and External Sources of Liquidity

On November 7, 2006, we entered into a preliminary agreement with Northern Healthcare Capital, LLC to secure a $2,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates, is subject to verification of certain representations and warranties and usual and customary closing details. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $9.5 million per quarter, and with the added credit increments offered, through $12.5 million per quarter. We are also entertaining additional proposed credit facilities.

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

In addition to the above, we agreed: (1) to deliver to Pinnacle's counsel an additional 2,000,000 shares of our common stock (over and above current escrow holdings) as additional escrow security, (2) issue 150,000 shares of our common stock to Pinnacle in consideration for their willingness to enter into the extension agreement; and (3) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing July 1, 2006 , Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full. On August 3, 2006, we were informed through media outlets and the printed press that the principals of Pinnacle Investment Partners, LP had been charged with several financial crimes and that the fund and its officers had been closed, at least temporarily. Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006 we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note. As of September 30, 2006, the note has not been repaid and we are working on a revised payment schedule.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, is convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2008.

Since inception we have primarily financed our cash flow requirements through the issuance of common stock and through the issuance of notes. With the growth of our current business in 2006 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2006, our cash balance was $1,557. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. To help alleviate this cash flow problem we have entered into a preliminary agreement with Northern Healthcare Capital, LLC to secure a $2,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates, is subject to verification of certain representations and warranties and usual and customary closing details. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $9.5 million per quarter, and with the added credit increments offered, through $12.5 million per quarter.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We received a substantial number of sales orders and refill orders in mid-September 2006. However, at this time we have depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $2,200,000 in product to fill these orders, causing our customers to wait additional time to receive product from us.

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

Prescription Drug Distribution and Delivery

The retail prescription business - often subsidized or funded by government benefits - is a development stage enterprise moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products. As part of our acquisition of CareGeneration, Inc. we also acquired a proprietary retail mail order methodology for the distribution of pharmaceutical and healthcare supplies. We are now in the early stages of marketing pharmaceutical and healthcare supplies through mail order to minority and citizen organizations (religious groups, unions, etc.). We have also begun the process of contracting to offer discounted pharmaceutical and healthcare supplies marketed by mail order to state Medicaid and the Federal Medicare plans.

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

Primary Services and Product lines

With our prescription drug distribution business now coming on-line, we have decided to begin the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. To date we have entered into agreements with distribution arms of two major manufactures and distributors of competing diabetic diagnostic products. We also have entered discussions with these and other manufacturers to enter prime distribution agreements with these manufacturers. We hope to conclude these negotiations during the fourth quarter of 2006. We plan to add more of these diagnostic products as we further specialize into this medical niche.

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

On November 16, 2005, the Company, through its Pharma Tech Solutions, Inc. subsidiary, was granted a retail pharmacy license by the Arizona State Board of Pharmacy. This license, Board of Pharmacy Permit Number 4374, is believed by management to be a key ingredient to fulfilling our business plan. This license will allow us to directly fill prescriptions, rendered by physicians for their patients using our proprietary Wi-Fi technologies and our novel use of the Internet, to securely relay the prescriptions electronically. In May 2006, we identified a facility where we will transact our prescription fulfillment business. As soon as improvements are completed at this facility we will begin fulfilling medical prescriptions. On November 1, 2006, we renewed our license.

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

We currently employ 9 employees, of which 6 are full time employees, and 3 sales representatives. No full time employees are covered by labor agreements or employment contracts. We do not expect a significant change in the number of full time employees over the next 12 months as we strive to fulfill our prescription drug distribution plans.

Letter Agreement with Standart Capital SA, Inc.

On June 20, 2006, we executed a letter agreement with Standart Capital SA, Inc., wherein we agreed that Standart will be engaged in a Bridge Financing (the “offering”) of our securities and to assist the Company in seeking a merger with or acquisition of a privately or publicly-held United States corporation. For due diligence, placement and other services which will be provided to the Company, we agreed to compensate Standart with a retainer fee of $50,000 of which $25,000 shall be paid upon the execution of the agreement and $5,000 fifteen days thereafter. The balance is due upon first funding. A sales commission equal to 8% of the gross proceeds to the Company from the offering, and 8% of the Company’s securities issued in the offering. If there is a Merger, a commission of (I) a cash fee equal to 8% of the cash paid by the target company or the target company’s stockholders and (II) 8% of the securities resulting from the merger that will be issued and outstanding immediately following the consummation of the merger. A non-accountable expense allowance for placement agent underwriting analysis, and other costs and expenses equal to 3% of the gross offering proceeds to the Company. The initial $25,000 retainer fee was paid on June 20, 2006. Standart has agreed to waive the second payment in the amount of $5,000 and no further payment is required until funding is achieved pursuant to the agreement. We had no additional contact with Standart during the period ended September 30, 2006.

Consultants

Chris Knapp. On July 15, 2006, we entered into a consulting agreement with Chris Knapp, wherein Mr. Knapp agreed to assist us in increasing corporate awareness within the healthcare industry. The term of the agreement commenced on July 15, 2006 and will continue until the agreement is terminated pursuant to written notification by either party, which notification may occur on November 30, 2006, or at any time thereafter. We agreed to compensate Mr. Knapp with 100,000 shares of our common stock (issued on September 7, 2006) and 100,000 options to purchase shares of our common stock at $0.32 per share through December 31, 2006. As of the date of this filing the 100,000 options have not been granted.

Waypoint Capital Partners. On August 22, 2006, we entered into a consulting agreement with Waypoint Capital Partners, wherein Waypoint agreed to assist us in obtaining equity and/or debt financing. Pursuant to the agreement we issued 197,370 shares of our common stock to Waypoint on September 7, 2006 as compensation for its services. The term of the agreement is for six months and will terminate on February 22, 2007.

Barbara Asbell. On August 24, 2006, we entered into a consulting agreement with Barbara Asbell, wherein Ms. Asbell agreed to provide the Company with general business, recruiting, personnel relations and medical IT consulting. We agreed to compensate Ms. Asbell with 95,000 shares of our common stock (issued on September 22, 2006). The term of the agreement began on August 24, 2006 and terminated on October 31, 2006.

Leslie Abraham Wolf. On August 24, 2006, we entered into a consulting agreement with Leslie Abraham Wolf, wherein Ms. Wolf agreed to provide the Company with general business, pharmaceutical and diagnostics sales, worker’s compensation and medical claims consulting. We agreed to compensate Ms. Wolf with 95,000 shares of our common stock (issued on September 20, 2006). The term of the agreement began on August 24, 2006 and terminated on October 31, 2006.

Ancillary Services Production Agreement with Tribe Media Group

On August 22, 2006, we entered into an Ancillary Services Production agreement with Tribe Media Group, wherein Tribe agreed to provide the Company with the following services:

1.	Production of Stockholder Research Memorandum
2.	Production of Radio Interviews
3.	Production of 30 Minute Webcast Interviews
4.	Advice and Counsel – Regarding strategic business and financial plans, strategy and negotiations.

On September 7, 2006, we issued 105,270 shares of our common stock to Tribe as compensation for their services.

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

Off-Balance Sheet Arrangements.

As of September 30, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We filed our Form 10-QSB for the period ended June 30, 2006 late, therefore, we can only be late two more times without being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money. We had an accumulated deficit as of September 30, 2006, and 2005 of $16,533,462 and $14,186,063, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We received a substantial number of sales orders and refill orders in mid-September 2006. However, at this time we have depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $2,200,000 in product to fill these orders, causing our customers to wait additional time to receive product from us. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of October 23, 2006, there were 9,207,439 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

As of September 30, 2006, Keith Berman, our interim Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Berman concluded that our disclosure controls and procedures were not effective in timely alerting the Board to material information regarding unapproved actions taken by Mr. Cox, undertaken on an ex-parte basis and in timely alerting him to material information required to be included in our periodic SEC filings relating to our financial statement and other disclosures. Our conclusions regarding the deficiencies were as follows:

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

We were unable to meet our requirements to timely file this quarterly report on Form 10-QSB for the period ended September 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

Other than the deficiencies and weaknesses described above, Mr. Berman, our Principal Financial Officer concluded that our disclosure controls and procedures are otherwise effective for the period ended September 30, 2006.

Further, in an attempt to prevent further breakdowns in our internal control over financial reporting, we have engaged the services of an independent financial consultant to assist us in the preparation of our financial statements in accordance with GAAP and assist in the evaluation of our financial statement disclosures. We have also engaged special counsel to determine the truth, accuracy and veracity of written and verbal warranties and representations made to us in all current and future material transactions we undertake. This was our only change in our internal control over financial reporting for the most recent quarter ended September 30, 2006.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

Ronald Kelly and Kelly Company World Group (“Kelly”)

Ronald Kelly was the President and CEO of CareGeneration, which was merged with Pharma Tech Solutions, a subsidiary instaCare, in February 2005. As a result of the merger, Ronald Kelly was appointed to the Board of Directors of instaCare. Mr. Kelly was removed from the Board of Directors for cause on June 2, 2005, and approximately 6 days later we received Mr. Kelly’s letter of resignation, without any explanation. As a result of the events that led to Mr. Kelly’’s removal from the Board of Directors, the Company has brought suit against Mr. Kelly, Linda Kelley, Kimberly Kelly and Kelly Company World Group, Inc. et al.

On July 6, 2005, instaCare filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, Kelly Company World Group, Inc. et al., seeking damages for:

1.Fraud;

2.Declaratory Relief;

3.Breach of Fiduciary Duty;

4.RICO violations;

5.Injunctive Relief;

6.Conversion;

7.Breach of Contract/Breach of Corporate Merger Agreement; and

8. Accounting and Ancillary Relief.

Mr. Kelly has filed his answer to this complaint and this action has progressed to the discovery stage. On August 14, 2006 a hearing was held in the United States District Court, for the Central District of California to consider defendants’ motions for trial continuance and leave for defendants to file counter claims in the current action. The trial judge in this case denied both of defendants’ motions. This matter is now set for trial on January 16, 2007. Counsel for the Company is now in the process of final trial preparation. That preparation will include the depositions of Ronald Kelly, Linda Kelly, Kimberly Kelly, Robert Ellis and the persons most knowledgeable in various areas from the Kelly Company World Group. The deposition discovery will be completed before the end of this year. At the same time, counsel for the Company anticipates that the defendants will take the deposition of Keith M. Berman, Company CFO, and possibly Robert Cox, the former Chairman and CEO of the Company.

In April 2006, certain then directors of the corporation were contacted and interviewed by the State of Florida Department of Financial Services, Office of Financial Regulation. We were informed that the Criminal Enforcement unit of the Office of Financial Regulation had opened an investigation into certain acts and actions involving Ronald Kelly, other persons associated with Ronald Kelly and certain corporations controlled by Ronald Kelly. We are informed that this investigation is on-going.

In November 2006, our Nevada resident corporate agent was contacted and interviewed by the Federal Bureau of Investigation. We were informed that the FBI had opened and investigation into certain acts and actions involving Ronald Kelly, other persons associated with Ronald Kelly and certain corporations controlled by Ronald Kelly.

Investor Relations Services (“IRS”)

On August 9, 2005, we filed suit against Investor Relations Services, Inc., a Florida corporation, Summit Trading Limited, a foreign corporation incorporated under the laws of the Bahamas, and Charles Arnold (“Arnold”), an individual. This suit seeks Declaratory Relief; and recission of the alleged agreements between instaCare and the defendants. The complaint also seeks damages for Intentional Interference with an Advantageous Business Relationship as a result of actions taken by the defendants. This case is filed in the Los Angeles Superior Court, and bears case number BC337976. The defendants filed a Motion to remand the suit to arbitration, but the motion was denied. In December 2005 defendants filed a Motion for Reconsideration of their motion to remand this matter to Arbitration, as well as a cross complaint against instaCare and its Secretary and CFO Keith Berman. In January 2006 defendants’’ Motion for Reconsideration was denied.

This matter began trial on October 24, 2006. The matter was tried to the court, without a jury, and evidence closed on October 27, 2006. The parties were instructed to file closing briefs in this matter, and the case will stand submitted on November 20, 2006. Robert Cox, the former President, CEO and Chairman of the Board was a witness in this matter (Mr. Cox resigned those positions effective August 15, 2006). Mr. Cox testified in a manner that was contrary to his prior representations to the Board of Directors and the law firm representing the Company in connection with this lawsuit. During the trial, Mr. Cox testified that he had engaged in telephone calls with Charles Arnold while this matter was in litigation, and met with the attorney for the Defendants within two weeks prior to trial, without any notice to the Company or its attorneys. In addition, Mr. Cox delivered original corporate documents directly to the Defendants’ attorney at that meeting, in spite of the fact that counsel for the Company had previously asked for the return of all such documents.

The Board of Directors believes that Mr. Cox has breached his ongoing duties of fidelity and confidentiality to the Company, and given his prior statements and conduct during the pendency of this litigation, the Board further believes that Mr. Cox has been untruthful in his testimony with regard to certain material issues. During the course of Mr. Cox’s testimony the trial judge recessed the proceedings so that Mr. Cox could be appraised of his rights against self-incrimination under the Fifth Amendment. Based on the foregoing the Board is reviewing all the materials, and considering its options.

Other Litigation

Neither our subsidiaries nor the Company are named defendants in any legal proceedings except for the actions described above. The Company has reserved $75,000 in the period ended September 30, 2006 for legal expenses and services relating to the Kelly and IRS actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the convertible loan payment agreement with Wayne Knapp, dated July 17, 2006, we issued 50,000 warrants to Mr. Knapp to purchase 50,000 shares of our common stock. The 50,000 warrants are exercisable at $0.32 per share until December 31, 2008. We believe that the issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 7, 2006, we issued 100,000 shares of our common stock to Chris Knapp pursuant to his consulting agreement dated July 15, 2006. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC in August 2005. Pursuant to the consulting agreement dated July 15, 2006, we agreed to grant options to purchase 100,000 shares of our common stock at $0.32 per share through December 31, 2006. As of the date of this filing the options have not been granted.

On September 7, 2006, we issued 125,000 shares of our common stock to Michael Belcher for legal defense services provided to the Company. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC in August 2005.

On September 7, 2006, we issued 197,370 shares of our restricted common stock to Waypoint Capital Partners pursuant to their consulting agreement dated August 22, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the

Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 7, 2006, we issued 105,270 shares of our common stock to Robert Sullivan pursuant to our consulting agreement with Tribe Media Group dated August 22, 2006. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC in August 2005.

On September 7, 2006, we issued 19,700 shares or our restricted common stock to Keith Lippert and 19,700 shares of our restricted common stock to John Heilshorn (designee’s of Lippert, Heilshorn and Associates) pursuant to the settlement and closure of a certain public relations agreement with Lippert, Heilshorn and Associates. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 7, 2006, we issued 63,170 shares of our common stock to Keith Lippert and 63,700 shares of our common stock to John Heilshorn (designee’s for Lippert, Heilshorn and Associates) pursuant to the settlement and closure of a certain public relations agreement with Lippert, Heilshorn and Associates. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC in August 2005.

On September 7, 2006, we issued 65,800 shares of our restricted common stock to Midtown Partners & Co., LLC, pursuant to its placement agent agreement dated August 23, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision. On September 26, 2006, both parties came to an agreement that the intended placement agent activities could not be provided by Midtown due to no fault of either Midtown or the Company. The parties canceled the agreement and the Board of Directors determined that the 65,800 shares were to be rescinded, these shares never having been delivered to Midtown.

On September 7, 2006, we issued 100,000 shares of our restricted common stock to Crescent Fund, LLC, pursuant to its consulting agreement dated August 23, 2006. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision. On September 22, 2006, the 100,000 shares were rescinded because the shares were undeliverable due to the consultant traveling out of the country and non-performance of the contracted services.

On September 20, 2006, we issued 95,000 shares of our common stock to Leslie Abraham Wolf pursuant to her consulting agreement dated August 24, 2006. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC on September 8, 2006.

On September 22, 2006, we issued 95,000 shares of our common stock to Barbara Asbell pursuant to her consulting agreement dated August 24, 2006. The shares issued were unrestricted pursuant to the S-8 Registration filed with the SEC on September 8, 2006.

Subsequent Issuances

On October 23, 2006, we issued a total of 175,000 shares of our restricted common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
Michael Belcher	125,000
Shabnam Shahrabi	12,500
Frank Schwenden	12,500
Dale Richter	12,500
Alan Binder	12,500

We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Item 3.	Defaults Upon Senior Securities.

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006, we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note. As of August 16, 2006, we were in default of an aggregate principal amount of $205,000, plus interest and fees, pursuant to the promissory note issued to Dennis Cantor and Novex International. Mr. Cantor has waived any penalty under the Note and has not demanded payment. We are negotiating a payment schedule.

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

On August 18, 2006, the Board of Directors appointed Robert Jagunich as Chairman of the Company.

On November 7, 2006, we entered into a preliminary agreement with Northern Healthcare Capital, LLC to secure a $2,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates, is subject to verification of certain representations and warranties and usual and customary closing details. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $9.5 million per quarter, and with the added credit increments offered, through $12.5 million per quarter. We are also entertaining additional proposed credit facilities.

Item 6.	Exhibits.

Exhibit Number	Description
3(i)(a)	Articles of Incorporation - Filed March 2, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(b)	Articles of Amendments to Articles of Incorporation - Filed May 9, 2001
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
3(i)(c)	Articles of Amendments to Articles of Incorporation - Filed August 2, 2002
(Incorporated by reference to the exhibits to Form 10-QSB filed on August 22, 2002.)
3(ii)	Bylaws of CareDecision Corporation (formerly ATR Search Corporation)
(Incorporated by reference to the exhibits to Form 10-SB filed on September 27, 2001.)
10.1	CDED-Mercator Advisory Group LLC Subscription (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.2	CDED-Mercator Advisory Group LLC CoD Preferred Series C (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.3	CDED-Mercator Advisory Group LLC Reg Rts Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.4	Warrant Mercator Advisory Group, LLC $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.5	Warrant Mercator Momentum Fund, LP $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.6	Warrant Monarch Pointe Fund, Ltd. $.02 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.7	Warrant Mercator Advisory Group, LLC $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.8	Warrant Mercator Momentum Fund, LP $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.9	Warrant Monarch Pointe Fund, Ltd. $.03 (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.10	CDED-Pinnacle Secured Note (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.11	CDED Pinnacle Pledge Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.12	CDED-Pinnacle Securities Purchase Agreement (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.13	CDED-Pinnacle 9_24_2004 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.14	CDED-Pinnacle 2_10_2005 Note Extension (Incorporated by reference to the exhibits of Form SB-2/A filed on February 11, 2005)
10.15	Lease Agreement (Incorporated by reference to the exhibits of Form SB-2 filed on November 1, 2005)
17	Resignation letter of Robert L. Cox, dated August 15, 2006 (Incorporated by reference to the exhibits of Form 10-QSB filed on September 1, 2006)
31.1*	Certification of Keith Berman pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Keith Berman pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

(Registrant)

By:/s/ Keith Berman
Keith Berman, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: December 1, 2006