Form 10KSB
period 2006-12-31
instaCare Corp.
filed 2007-04-17
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33187

INSTACARE CORP.

(Name of small business issuer in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2660 Townsgate Road, Suite 300
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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2006. $19,220,265.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 2007 was $3,119,963.07 based on a share value of $0.31.

The number of shares of Common Stock, $0.001 par value, outstanding on March 26, 2007 was 10,693,505 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INSTACARE CORP.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2006

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

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

On November 19, 2004, we incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc.

On November 24, 2004, we entered into an Agreement and Plan of Merger, which was subsequently amended on December 27, 2004, among Pharma Tech Solutions, Inc. and CareGeneration, Inc., a Nevada corporation. This agreement included CareGeneration’s private acquisition of retail pharmaceutical license applications, client lists, receivables, business contacts, relationships, goodwill and the rights to use the wholesale pharmaceutical distribution license, trade names and sales names of Kelly Company World Group, Inc., a Delaware corporation. In February 2005, the merger was completed whereby CareGeneration merged with Pharma Tech wherein CareGeneration ceased to exist and Pharma Tech continued as a majority owned subsidiary. Pursuant to the merger agreement, the stockholders of CareGeneration received 39,750,000 shares of Pharma Tech’s common stock, equaling approximately 49% of the outstanding shares of Pharma Tech, and 531,250 shares of our common stock in exchange for all of the shares of CareGeneration’s common and preferred stock. In addition, we agreed to place 1,250,000 shares of our common stock in escrow, which could have been earned by the former stockholders of CareGeneration upon the achievement of certain revenue milestones from the period beginning on December 27, 2004 and ending, according to each respective milestone schedule, no later than December 31, 2005. Each share of the escrowed common stock was exchangeable for 0.04375 shares of Pharma Tech’s common stock issued to the stockholders of CareGeneration subject to certain milestones and share earn-outs. On December 31, 2005, the milestones and share earn-outs expired and the 1,250,000 shares that were to be placed in escrow were not earned.

On April 1, 2005, we amended our Articles of Incorporation to change our name from CareDecision Corporation to instaCare Corp.

In July 2005, we brought suit against Mr. Kelly for certain defaults and breaches of the merger agreement with CareGeneration, Inc. and other agreements with Mr. Kelly and other of his controlled entities that ran parallel to the CareGeneration, Inc. merger agreement. Further, we also sought to cancel that portion of the 531,250 shares paid directly to Mr. Kelly in the merger agreement inclusive of a common stock dividend paid to all stockholders on June 14, 2006.

On December 18, 2006, the case was settled before trail, for a stipulated judgment against Kelly Company World Group, Inc. in the amount of $200,000.

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

Through December 31, 2006, our operations have been conducted through instaCare Corp. and our subsidiary Medicius, Inc. However, we also continue to operate our two majority owned subsidiaries Pharma Tech Solutions, Inc. and PDA Services, Inc. and plan additional transactions through these subsidiaries in the future.

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

PRESCRIPTION DRUG DISTRIBUTION

On January 4, 2005, we transacted our first commerce through our wholly-owned subsidiary Medicius, Inc. This commerce was initiated under a “work-through” agreement by and between us, our subsidiaries Pharma Tech Solutions, Inc. and Medicius, Inc., CareGeneration, Inc., Ronald Kelly and his Kelly Company World Group, Inc. private corporation. Subsequently, we have accepted additional orders for future business and fulfilled these orders. Because of the issues that arose between the Company and Mr. Kelly and his controlled entities, inclusive of Mr. Kelly’s failure to transfer a certain drug distribution license and Mr. Kelly’s on-going competition with the Company and our subsidiary, Pharma Tech Solutions, Inc., we have transacted all commerce through instaCare and our wholly owned subsidiary, Medicius, Inc. since January 4, 2005. We have also applied for and been granted additional drug distribution licenses in the states of New Jersey, North Dakota and Arizona, in an effort to allow us to increase our operational efficiency. Some prescription drug distribution operations are currently being conducted through PDA Services, Inc., which is in the process of establishing a facility in Hope, North Dakota. In addition, we have established, through Pharma Tech, a “direct to patient” prescription fulfillment program which will be maintained in New Jersey and Arizona.

With our new prescription drug distribution business which came on-line during 2006 allowed instacare to specialize in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Included in our near term plans is the distribution of wound care products to diabetes inflicted patients and other parallel markets.

In the first quarter of 2006, we announced the execution of contracts with two large multinational pharmaceutical companies for the distribution of their lines of diabetic monitoring and testing products. Originally management had projected gross revenues of approximately $12 million for fiscal 2006 based upon these contracts alone. We exceeded these forecasts. Our management also believes that there is potential for collateral business through these companies and is in the process of expanding its product lines accordingly. Subsequently, we entered into agreements with additional pharmaceutical companies and group medical buying organizations to add more of these diagnostic products as we further specialize into this medical niche. Further, we have recently expanded our offerings to include asthma control, coagulation testing and wound care products.

Specializing in rapid delivery of prescription drugs and diagnostic products, we are in the final stages of augmenting our prescription drug and prescription diagnostics distribution business by creating a nationwide network. Through a proprietary use of the Internet, we have completed a pharma distribution management system that allows our mail order pharmacy to begin the servicing of the 40+ million Americans who are either uninsured or underinsured.

We have also created a fully integrated Prescription Fulfillment Program through which physicians can directly submit prescriptions to our mail order pharmacy through the use of our proprietary hand-held device, tablet PC, or PDA that is enabled with a Wi-Fi link to the Internet - instead of issuing a standard prescription for the patient to fill at a local drugstore.

Using our technology, prescriptions for medication or diabetic supplies are submitted instantaneously and securely. We fill the prescription immediately and the customer receives his/her medications at his/her home within 24 hours, usually by the next morning 24/7. We then bill Medicare, Medicaid, or the patient's insurance company directly.

This concept is directed towards practitioners who treat long term care patients, the uninsured and underinsured. This concept already has enlisted organizations that manage or finance the indigent practices of more than 2,500 doctors. We are establishing our first fulfillment center to service these uninsured and underinsured patients in Phoenix, Arizona. We have also secured a retail prescription license in Arizona.

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

We subsequently learned that CareGeneration did not own or have exclusive rights to the biometric technology and as a result we undertook a conversion of some of our existing technology to replace this needed and secure device through our own efforts.

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

Our retail prescription business maintains three operating units:

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

Retail prescription distribution methods

On December 27, 2004, pursuant to the agreement and plan of merger with CareGeneration, Ronald Kelly, a former director, agreed to transfer to Pharma Tech a Wholesale Drug Distribution License (license no. 004-001681, expiring 12/31/2006 issued to Kelly Company world Group, Inc, Ronald R. Kelly, 96 S. Madison St., Carthage, IL. 82321, by the State of Illinois and jointly governed by regulators from the State of Illinois, the U. S. Drug Enforcement Agency and the U.S. Food and Drug Administration). Additionally, Mr. Kelly agreed to seek transfer of a reciprocal drug distribution license issued by the State of Indiana, a client list and know-how in the form of written (published) drug distribution policies and procedures applicable to independent prescription drug and diagnostic distributors. After learning that these licenses had not been transferred and were not in the process of transfer, we filed suit against Mr. Kelly, his wife, daughter and several of his controlled entities. The complaint expressed the impact of Mr. Kelly’s deceit. In December 2006, we settled this lawsuit in return for a $200,000 judgment against Mr. Kelly’s major entity. We are in the process of enforcing this judgment.

To augment our drug distribution efforts, our subsidiary, PDA Services, Inc., applied for and was granted a prescription drug distribution license in the state of North Dakota (License No. 463, Wholesale Drug (Device) Manufacturing (Reverse) Distributor/Warehouse License, expiring on June 30, 2007). In addition, our subsidiary Pharma Tech Solutions, Inc. has applied for and been granted a retail prescription drug fulfillment license in the state of Arizona (Permit No. 4374).

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

As consideration for the conveyance, we issued 50,000 shares of our restricted common stock, plus 20% of PDA Services’ ownership to Colonia and/or Mr. Milic and Mr. Kaplan. In addition, on the anniversary date after the conveyance, we well issue to Colonia and/or Mr. Milic and Mr. Kaplan an additional 12,500 shares of our restricted common stock. The company paid this additional compensation to Messrs. Milic and Kaplan in May 2006 and renewed the agreements again in April 2007.

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

There are a number of small and large companies that provide some type of IT services at the point of care tying physicians to the healthcare systems. There is substantial turnover and business failure in this industry as well as substantial consolidation:

1.	Large publicly traded companies:
a.	WebMD, formerly known as Healtheon (HLTH);
b.	The former MedicaLogic/Medscape (merged into HLTH);
c.	Cerner/Citation (CERN);
d.	IDX Corporation (IDXC); and
e.	venerable Shared Medical Corp. (acquired by Siemens).

These companies, and others, are involved in healthcare based services including consumer services, E-commerce and connectivity.

2.	PDA-based companies:
a.

PatientKeeper Corp’s. (formerly Virtmed) product allows physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of 1st generation features on a 3rd generation tech platform);

b.	ePhysician, which less than three years ago was acquired in an asset sale by Ramp Corp. (RCO). Ramp filed for bankruptcy protection in 2005 leaving a promising technology in flux;
c.

iScribe, which less than two years ago was reorganized and then merged into AdvacePCS, has announced products that reside on 3-Com's Palm PC. 3-Com no longer manufactures the Palm leaving another promising technology with business model issues;

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

e.	PocketScripts ("PS") is another market entrant that specializes in the electronic prescriptions. Zixcorp (ZIXI) acquired PS in 2003 and is currently creating a market for the product and technology.

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

MD@Hand

Information supplied to and from the physician via the handheld device includes:

Case/Episode diagnosis and Treatment Information:

•	Episode by episode multiple diagnosis and physician chosen treatment pathways

•	Patient cumulative treatment (electronic medical record) histories, including hospitalizations and histories from patient encounters with other physicians
•	Eight levels best care medical protocols
•	Tentacle links to the physician desktop reference (PDR) and prescription drug databases

Medical Order Entry and Fulfillment:

•	Full Pharmacy Benefits Management programs with electronic script writing with drug formulary and drug to drug interaction checks prior to script transmission
•	Lab Order Entry with complete reporting including results, pending, ticklers, out of limits, historical, summary, etc.
•	Accident/Worker's Compensation intervention modules. In addition, instaCare software applications provide both on-line and off-line (fax) order entry.

Payor-Related Applications

•	Plan and Procedure Eligibility
•	Procedure/Drug Authorization
•	Patient Referral
•	Hospitalization Admit Decision Tree and schema.

Benefit for Physicians

•	All access to medication and drug data, interaction databases and formulary information is provided free of charge to all participating physicians via the PDA through instaCare's network
•	Lowers office costs by centralizing all formulary and prescription m
•	Medical data on one or multiple PDAs and by reducing paperwork and phone time
•	Improves quality of care by providing timely information including Best Care Guidelines to help assure an excellent standard of care
•	Improves office workflow by providing a compendium of prescription, lab results, referable physicians
•	Reduces time pulling and refilling charts reduces errors by offering immediate access to drug data, current formulary tables, lab results and Best Care Guidelines

Benefit For Health Plans

•	High degree of formulary compliance
•	Expedites claims and Improves outcomes
•	Helps in creating excellent standard for quality healthcare for all patients
•	Reduces cost of operations in many ways (i.e.: cutting down paperwork and phone support)
•	Reduces errors
•	Assures correct utilization of resources

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

In July 2003, we entered into an informal agreement with PCHertz.com, Inc. of Fargo, ND for the sales and installation of our ResidenceWare networks and guest units. Under this informal agreement, which can be terminated by either party at any time, we pay PCHertz.com, Inc. of Fargo, ND $1,000 per month for installations at end-user sites (i.e. the hotel, motel) and for the training of hotel/motel staff (property manager or appropriate property staff) on our installed product. PCHertz.com is not paid referral or sales fees on sales made of our ResidenceWare products. They are, however, authorized to negotiate directly with the property’s representative for a percentage of up to twenty percent (20%) of the fees generated by our products after installation that accrue to the property manager/owner. These fees are paid or shared between PCHertz.com and the individual properties. To date, PCHertz.com, Inc. has forwarded orders for approximately 3,600 units of our ResidenceWare product from hotels and motels across the United States. We reserve the right to accept or reject these orders based on industry standard criteria such as the credit rating and past payments history of the individual properties. Through the contacts and efforts of PCHertz.com, Inc. we have to date placed 1,425 of these units in hotels.

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

Dependence on a Few Major Customers

Beginning with the first quarter 2006 we generated revenues primarily through our medical and retail pharmaceutical distributions from five companies. We still maintain relationships with these original five resellers but have also added fourteen additional customers and books of business with institutional care clients whereby we sell product and then receive revenues form the direct filing of reimbursement claims with medical insurance companies. In the future we expect the majority of the growth in our business to come as a direct result of our direct to patient distribution.

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

Research and Development Expenditures

We acquired much of our software technology and intellectual properties as a result of our merger with Medicius, Inc. in 2002, and have expensed all of the on-going development of those technologies and properties. Additional software research and development has subsequently occurred as part of our development of our ResidenceWare software systems. Our software research and development costs through December 31, 2006, was $-0-.

Personnel

We currently employ 9 employees, of which 6 are full-time employees, and 3 sales/service representatives. No full-time employees are covered by labor agreements or employment contracts.

Letter Agreement with Standart Capital SA, Inc.

On June 20, 2006, we executed a letter agreement with Standart Capital SA, Inc., wherein we agreed that Standart will be engaged in a Bridge Financing (the “offering”) of our securities and to assist the Company in seeking a merger with or acquisition of a privately or publicly-held United States corporation. For due diligence, placement and other services which were to be provided to the Company, we agreed to compensate Standart with a retainer fee of $50,000 of which $25,000 shall be paid upon execution of the agreement, $5,000 fifteen days thereafter, and the balance upon first funding. The initial $25,000 retainer fee was paid on June 20, 2006. Standart waived the second payment in the amount of $5,000 and no further payment was required until funding is achieved pursuant to the agreement. Since August 12, 2006, we have not had additional contact with Standart. The Standart office phone in New York City has been disconnected.

Consultants

Chris Knapp. On July 15, 2006, we entered into a consulting agreement with Chris Knapp, wherein Mr. Knapp agreed to assist us in increasing corporate awareness within the healthcare industry. The term of the agreement commenced on July 15, 2006 and will continue until the agreement is terminated pursuant to written notification by either party. We agreed to compensate Mr. Knapp with 100,000 shares of our common stock (issued on September 7, 2006) and 100,000 options to purchase shares of our common stock at $0.32 per share through December 31, 2006. No options have been granted thus far, although Mr. Knapp continues to assist the Company.

Waypoint Capital Partners. On August 22, 2006, we entered into a consulting agreement with Waypoint Capital Partners, wherein Waypoint agreed to assist us in obtaining equity and/or debt financing. Pursuant to the agreement we issued 197,370 shares of our common stock to Waypoint on September 7, 2006 as compensation for its services. The term of the agreement was for six months, however, by mutual agreement the parties terminated the agreement on December 10, 2006. The parties continue to work on an arms length basis.

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

Wasserman Morris & Company. On January 19, 2006, we entered into an investment research report agreement with Wasserman Morris & Company, wherein Wasserman will publish up to 4 research reports for the Company. The term of the agreement is for 16 months from the date of the agreement. We agreed to pay Wasserman $25,000 for the whole 16 months (paid in full in March 2006).

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

On September 7, 2006, we issued 105,270 shares of our common stock to Tribe as compensation for their services. The relationship with Tribe was terminated by mutual agreement on December 10, 2006. We continue to work with Tribe from time to time.

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

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,000 per month on a month to month basis until April 30, 2008.

On June 7, 2005, we entered into an agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, NJ 07065 for a monthly rental fee of $3,500. These buildings total 4,000 square feet but our right to use is not exclusive.

We are currently completing leasehold improvements on a 4,000 square foot facility in Hope, ND to use as our fulfillment center. When this leasehold is completed, we will pay $1,000 per month on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

instaCare Corp. vs. Ronald Kelly, et. al. (“Kelly”)

In July of 2005, the Company filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, Linda R. Kelly, Kimberly Kelly, and Kelly Company World Group, Inc., seeking damages for:

1.	Fraud;
2.	Declaratory Relief;
3.	Breach of Fiduciary Duty;
4.	RICO violations;
5.	Injunctive Relief;
6.	Conversion;
7.	Breach of Contract/Breach of Corporate Merger Agreement; and
8.	Accounting and Ancillary Relief.

On December 18, 2006, the United States District Court, for the Central District of California ordered, adjudged and decreed that the Company shall have judgment against Kelly in the amount of $200,000, pursuant to the stipulation of the parties.

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company. Kelly returned 31,958,000 shares of common stock to the Company, which will be placed in one of the Company’s majority owned subsidiaries.

instaCare Corp. vs. Investor Relations Services Inc. (“IRS”), Summit Trading, Ltd. (“STL”)

In August of 2005, the Company filed suit in the Superior Court for the State of California (Case Number BC337976) against IRS and STL, seeking Declaratory Relief and rescission of the alleged December 2004 agreements between the Company and IRS/STL. The complaint also sought damages for Intentional Interference with an Advantageous Business Relationship as a result of actions taken by IRS/STL.

On January 17, 2007, the Superior Court for the State of California in Los Angeles County rendered its tentative decision against Investors Relations Services and Summit Trading, Ltd., finding that the December 2004 agreements were never submitted to the Board of Directors, were never approved or authorized by the Board of Directors, and that the Company has no obligations to either IRS or STL. In March 2007, the Company filed a motion with the Superior Court for the State of California for reimbursement of attorney’s fees and costs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006 or through the period ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	2006		2005
	High	Low	High	Low
1st Quarter	0.75	0.0072	2.16	1.04
2nd Quarter	0.50	0.21	1.98	0.60
3rd Quarter	0.65	0.24	6.96	0.48
4th Quarter	0.42	0.23	1.45	0.56

* On February 3, 2006, the Company enacted an 80:1 reverse stock split on all the Company’s issued and outstanding shares of common stock as of February 3, 2006. In connection with the reverse stock split, our OTC:BB symbol changed from “INCA” to “ISCR”. The prices stated above have been retroactively restated to reflect the reverse split.

(b) Holders of Common Stock

As of March 26, 2007, we had approximately 527 stockholders of record of the 10,693,505 shares outstanding. Our closing stock price on March 26, 2007 was $0.32.

(c) Dividends

During the fiscal years ended December 31, 2006 and 2005, we paid Dividends to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”) totaling $257,000 and $190,283, respectively pursuant to the rights of the Series “C” convertible preferred. We had no earnings and a stockholders’ deficit and therefore no basis for issuance of a dividend. In order to prevent potential litigation with the purchaser, the Company elected to pay the mandatory dividend. As of December 31, 2006, the Company had accrued dividends payable in the amount of $50,914.

On June 9, 2006, we declared an 8 1/3% special stock dividend payable to our stockholder’s of record as of June 9, 2006. Pursuant to the terms of the dividend declaration, each stockholder of record received 8.334 shares for each 100 shares of our common stock they own.

We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2006, 166,250 shares have been granted and subsequently expired under this plan.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the 2004 Stock Option Plan, as amended, with a maximum number of 1,562,500 shares that may be issued. As of December 31, 2006, 1,242,500 shares have been granted under this plan.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the 2005 Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2006, 825,000 shares have been granted under this plan.

All of our Stock Option Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2006, 1,178,125 options remain available for issuance.

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

The following table sets forth information as of December 31, 2006 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$--	--

Equity compensation plans not approved by stockholders	3,022,500	$1.87	729,375

Total	3,022,500	$1.87	729,375
(1)

Includes 109,375 options remaining for issuance under the 2003 Option Plan, 320,000 options remaining for issuance under the 2004 Option Plan, and 300,000 options remaining for issuance under the 2005 Option Plan.

Recent Sales of Unregistered Securities

On November 21, 2006, the 65,800 shares which were issued to Midtown Partners & Co., LLC on September 7, 2006, pursuant to its placement agent agreement dated August 23, 2006 were rescinded by the Company. On September 26, 2006, both parties came to an agreement that the intended placement agent activities could not be provided by Midtown due to no fault of either Midtown or the Company. The parties canceled the agreement and the Board of Directors determined that the 65,800 shares were to be rescinded, these shares never having been delivered to Midtown.

On November 21, 2006, we issued a total of 320,000 shares of our common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
John Helshorn	35,000
Keith Lippert	35,000
Barbara Asbell	75,000
Michael Belcher	125,000
Shabnam Shahrabi	12,500
Frank Schwenden	12,500
Dale Richter	12,500
Alan Binder	12,500

The above shares issued were registered in a Registration Statement on Form S-8POS filed on September 8, 2006.

Subsequent Issuances

On January 4, 2007, we issued a total of 227,200 shares of our common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
BMI Consulting, Inc.	56,800
DCF, Inc.	56,800
Lima Capital, Inc.	56,800
Desert Southwest Capital, Inc.	56,800

The above shares issued were registered in a Registration Statement on Form S-8POS filed on December 8, 2006.

On January 4, 2007, we issued 150,000 shares of our restricted common stock to Crescent Fund, LLC for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 18, 2007, we issued a total of 242,000 shares of our common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
John Heilshorn	33,500
Keith Lippert	33,500
Jeff Stone	50,000
Michael Belcher	125,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on September 8, 2006.

On February 7, 2007, Mercator Momentum Fund, LP. and Monarch Pointe Fund, LP. Converted 500 Series C Preferred Stock into 232,666 shares of our common stock. The 232,666 shares of common stock were issued on February 28, 2007.

On February 12, 2007, we issued a total of 250,000 shares of our common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
Jeff Stone	50,000
Barbara Asbell	70,000
Leslie Wolf	65,000
Dr. Joseph Wolf	65,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on December 8, 2006.

On March 14, 2007, we issued a total of 130,000 shares of our common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
Thais Abraham	65,000
Wendy Block	65,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on December 8, 2006.

Issuer Purchases of Equity Securities

instaCare did not repurchase any of its equity securities during the years ended December 31, 2006 or 2005.

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

Results of Operations for the fiscal years ended December 31, 2006 and 2005.

The following table summarizes selected items from the statement of operations at December 31, 2006 compared to December 31, 2005.

INCOME:

	For the Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%

Revenue	$19,220,265	$5,614,313	$13,605,952	242%

Cost of Sales	19,186,237	5,112,629	14,073,608	275%

Gross Profit	34,028	501,684	(467,656)	(93%)

Gross Profit Percentage of Sales	0.18%	8.9%		(8.72%)

Revenue

Our revenue for the fiscal year ended December 31, 2006 was $19,220,265, compared to revenue of $5,614,313 in the fiscal year ended December 31, 2005. This resulted in an increase in revenue of $13,605,952, or 242%, from the same period a year ago. The increase in revenue over the fiscal year ended December 31, 2006 was a result of our market focus towards the direct sale of diabetic test strips into several prescription drug channels.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the fiscal year ended December 31, 2006 was $19,186,237, an increase of $14,073,608, or 275% from $5,112,629 for the fiscal year ended December 31, 2005. The increase in the cost of sales in the current period was a direct result of our increased sales during the three month period and a change in product mix that was temporarily weighted toward higher cost suppliers, where we traded higher cost for longer term product availability and where discount structure would benefit the Company on a cumulative basis. In addition, pursuant to supplier agreements, we were to receive volume rebates on bulk purchases totaling $564,107. At December 31, 2006 we had not received payment on the accrued rebates and had doubt as to future collectibility therefore we wrote down the amount due at December 31, 2006.

Gross profit as a percentage of sales decreased from 8.9% for the fiscal year ended December 31, 2005 to 0.18% for the fiscal year ended December 31, 2006. The decrease in gross profit margin was caused by a change in our product mix whereby we increased our sales levels toward higher cost products certain suppliers, which historically have a lower profit margin, while our higher margin wholesale activity remained flat for the three month period.

EXPENSES:

	For the Year Ended December 31,
	2006	2005	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$ 637,463	$ 386,037	$ 251,426	65%
Consulting services	569,743	1,166,706	(596,963)	(51%)
Payroll expense	485,627	824,098	(338,471)	(41%)
Professional fees	592,968	353,887	239,081	68%
Depreciation	48,027	52,546	(4,519)	(9%)
Impairment loss on operating assets	--	1,167,717	--	--
Total expenses	2,334,128	3,950,991	(1,616,863)	(41%)

Net operating (loss)	(2,300,100)	(3,449,307)	(1,149,207)	(33%)

Other income (expense):
Loss – related party	--	(377,778)	--	--
Loss on debt settlement	--	(19,838)	--	--
Financing costs	(249,408)	(562,973)	(313,565)	(56%)
Interest (expense)	(205,302)	(413,412)	(208,110)	(50%)

Net (loss)	$(2,754,810)	$(4,823,308)	$(2,068,498)	(43%)

General and Administrative Expenses

General and administrative expenses for the fiscal year ended December 31, 2006 were $637,463, an increase of $251,426, or 65%, from $386,037 for the fiscal year ended December 31, 2005. The increase in general and administrative expenses was due to increased overhead directly related to the increase in revenue over the prior comparable period and the addition of regional facilities and personnel.

Consulting Services

Consulting services for the fiscal year ended December 31, 2006 were $569,743, an decrease of $596,963, or 51%, from $1,166,706 for the fiscal year ended December 31, 2005. The decrease in consulting services was due to the commencement of our prescription drug distribution strategy which required less part time specialty and services and consulting expertise.

Payroll expense

Payroll expenses for the fiscal year ended December 31, 2006 were $485,627, a decrease of $338,471, or 41%, from $824,098 for the fiscal year ended December 31, 2005. The decrease was due to the elimination full time employees who were replaced be regional part-time and at-will specialists.

Professional Fees

Professional fees for the fiscal year ended December 31, 2006 were $592,968, an increase of $239,081, or 68%, from $353,887 for the fiscal year ended December 31, 2005. The increase in professional fees was due to the additional legal fees incurred in connection with current litigation surrounding the Ronald Kelly, etal and Investor Relations Services, Inc. matters.

Depreciation

Depreciation for the fiscal year ended December 31, 2006 was $48,027, a decrease of $4,519 from $52,546 for the fiscal year ended December 31, 2005. The decrease in depreciation is the expected result of asset reaching there expected useful lives.

Impairment Loss on Operating Assets

We did not impair any operating assets for the fiscal year ended December 31, 2006. In fiscal 2005 we impaired our operating assets by $1,167,717 as a result of a write-down of our investment costs associated with our 2005 merger activities.

Total Expenses

Total expenses for the fiscal year ended December 31, 2006 were $2,334,128, a decrease of $1,616,863, or 41%, from $3,950,991 for the fiscal year ended December 31, 2005. The decrease in total expenses was primarily due to a reduction in consulting services, payroll expenses and the fact we did not impair any operating assets.

Net Operating Loss

Net operating loss for the fiscal year ended December 31, 2006 was $2,300,100, versus a net operating loss of $3,449,307 for the fiscal year ended December 31, 2005, a change of net operating loss of $1,149,207. The decrease in net operating loss for the year ended December 31, 2006 was primarily attributable to the elimination of an asset impairment in 2006.

Financing Costs

Financing costs for the fiscal year ended December 31, 2006 were $249,408, a decrease of $313,565, or 56%, from $562,973 for the fiscal year ended December 31, 2005. The decrease in financing costs for the year was the result of an agreement with one of our major financiers in 2005 which ended the need to finance certain contract penalties.

Interest Expense

Interest expense for the fiscal year ended December 31, 2006 was $205,302, a decrease of $208,110, or 50%, from $413,412 for the fiscal year ended December 31, 2005. The decrease in interest expense was the result of extension fees and penalties paid in 2005 in connection with our outstanding debt.

Net Loss

Net loss for the fiscal year ended December 31, 2006 was $2,754,810, a decrease of $2,068,498, or 43%, from $4,823,308 for the fiscal year ended December 31, 2005. The decrease in net loss for the third quarter of 2006 was the result of our overall decrease in payroll and consulting services and the elimination of merger expenses and write-offs during the year.

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

Seasonality

We have completed the second full year of operation of our prescription drug and diabetes diagnostics. Our experiences point to a business that displays certain seasonal trends. In each of the last two operating years our sales were concentrated in the first five months of the calendar year One explanation is that these months correspond with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules). This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2006.

	December 31, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 286,667	$ 1,086,365	$ (799,698)	(74%)

Current Liabilities	$ 2,604,610	$ 1,484,677	$ 1,119,933	75%

Working Capital (deficit)	$ (2,317,943)	$ (398,312)	$ (1,919,631)	(482%)

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

On September 24, 2004, the Pinnacle Note was extended by the parties by virtue of a renewal and settlement agreement through January 24, 2005, and under certain conditions until March 24, 2005. We met those conditions by executing the definitive agreement to acquire CareGen, Inc. As a condition of renewal we were required to provide additional security of 25,000 shares of our common stock, and Pinnacle was provided with a new election to convert some or all of the then-outstanding principal of the Note into shares of our common stock at a conversion price of $3.60 per share. In addition, it was agreed that if we completed a merger or similar transaction prior to January 24, 2005; the Note would automatically be extended through March 24, 2005 with additional security due.

On February 10, 2005, we entered into a Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of the new agreement; on March 24, 2005, Pinnacle agreed to pay us $340,000 and (2) pay to Pinnacle's designee, CJR Capital, LLC, $60,000 towards Pinnacle's due diligence and legal expenses related to this new agreement. This new agreement has the following consequences: (1) the principal amount due under the Note automatically increases by $400,000 to $1,100,000; (2) the Maturity Date of the newly revised Note was extended to April 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $2.00.

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

On July 1, 2006, we entered into another Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of the new agreement Pinnacle agreed to pay us $35,000 and pay to Pinnacle's designee, CJR Capital, LLC, $35,000 towards Pinnacle's due diligence and legal expenses related to the new agreement. The new agreement has the following consequences: (1) the principal amount due under the Note automatically increases from $1,010,309 to $1,100,000; (2) the Maturity Date of the newly revised Note was extended to December 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.30.

In addition to the above, we agreed: (1) to deliver to Pinnacle's counsel an additional 2,000,000 shares of our common stock (over and above current escrow holdings) as additional escrow security, (2) issue 150,000 shares of our common stock to Pinnacle in consideration for their willingness to enter into the extension agreement; and (3) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing July 1, 2006 , Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full. On August 3, 2006, we were informed through media outlets and the printed press that the principals of Pinnacle Investment Partners, LP had been charged with several financial crimes and that the fund had been frozen and its officers remanded. Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact. We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.”

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006 we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note. As of December 31, 2006, the remaining principal balance was $155,000 and we are currently negotiating a revised payment schedule.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. We renewed Mr. Knapp’s conversion option on January 17, 2007. We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2008. Mr. Knapp exercised his option on March 30, 2007.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business in 2006 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2006, our cash balance was $19,501. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We received a substantial number of sales orders and refill orders beginning in mid-September 2006. However, at this time we have depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $5,400,000 in product to fill these orders, causing our customers to wait additional time to receive product from us. We have managed to keep some of our distribution activities going when our limited resources have allowed us.

Although we recorded an operating profit in the period ending March 31, 2006, we still anticipate incurring operating losses until we build our capital base. Our recent operating history makes predictions of future operating results difficult to ascertain. In addition, since our cash position has fallen we are finding it increasingly difficult to transact commerce in the very cash intensive prescription drug industry. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Primary Services and Product lines

With our prescription drug distribution business now coming on-line, we have decided to begin the practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. To date we have entered into agreements with distribution arms of two major manufactures and distributors of competing diabetic diagnostic products. We also have entered discussions with these and other manufacturers to enter prime distribution agreements with these manufacturers. We hope to conclude these negotiations during the second quarter of 2007. We plan to add more of these diagnostic products as we further specialize into this medical niche.

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

Off-Balance Sheet Arrangements.

As of December 31, 2006, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We have historically lost money. We had an accumulated deficit as of December 31, 2006, and 2005 of $18,058,490 and $15,046,680, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We received a substantial number of sales orders and refill orders beginning in mid-September 2006. However, at this time we have depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $5,400,000 in product to fill these orders, causing our customers to wait additional time to receive product from us. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

In 2006 our four largest customers accounted for approximately 96% of our net sales. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability to generate revenue sufficient to continue as a going concern diminishing your return on investment.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of March 26, 2007, there were 10,693,505 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

Risks Relating To Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We filed our Form 10-QSB for the periods ended June 30, 2006 and September 30, 2006 late, therefore, one more late filing will result in de-quotation from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-26 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 3, 2007, the Company accepted a notice from Beckstead & Watts, LLP that the firm would not stand for re-appointment as the Company’s independent auditor for the year ended December 31, 2006. On January 17, 2007, the Company appointed Weaver & Martin, LLC, as their independent accountants for the year ending December 31, 2006. This is a change in accountants recommended and approved by the Company’s Executive Management and the

Company’s Board of Directors. Weaver & Martin, LLC was engaged by the Company on January 17, 2007. During the most recent two fiscal years and the portion of time preceding the decision to engage Weaver & Martin, LLC, neither the Company nor anyone engaged on its behalf has consulted with Weaver & Martin, LLC regarding (i) either the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(10(iv) of Regulation S-B) or a reportable event.

The audit reports issued by Beckstead & Watts, LLP with respect to the Company’s financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals, except that Beckstead & Watts, LLP’s report contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. From 2001 through the notice date, there were no disagreements between the Company and Beckstead & Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead & Watts, LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Beckstead & Watts, LLP, as the independent accountants of the Company.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

As of December 31, 2006, Keith Berman, our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon his evaluation, Mr. Berman concluded that disclosure controls and procedures were not effective in the event of unforeseen loss of executives, as experienced by the Company in 2006.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified its primary material weakness which has caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.

Other than the deficiencies and weaknesses described above, Mr. Berman, our Principal Financial Officer concluded that our disclosure controls and procedures are otherwise effective for the period ended December 31, 2006.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

On August 15, 2006, Robert L. Cox resigned as Chairman and Chief Executive Officer of the Company, effective immediately. Mr. Cox cited a desire to remain as a Director. Mr. Cox’s resignation provided reasons and circumstances for his resignation in a resignation letter attached as Exhibit 17 to Form 10-QSB filed on September 1, 2006. On August 18, 2006, Mr. Cox resigned from the Company’s Board of Directors, effective immediately. Mr. Cox did not site any disagreement with the Company or our management in his resignation letter.

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

Duties, Responsibilities and Experience

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

Robert Jagunich has served as a Director of the Company since January of 2003. Mr. Jagunich has 27 years of experience in the medical systems and device industry. From August 1992 to present, he has held the position of President at New Abilities Systems, a privately held manufacturer of advanced electronic systems used in rehabilitation. He also provides consulting services to companies such as Johnson and Johnson and has served as a senior executive in such publicly held companies as Laserscope and Acuson. From April 1996 to December 1997 Mr. Jagunich acted as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc., now Ramp Corp. (AMEX:RCO). He received his BS in 1969, and his MS and MBA in 1971, from the University of Michigan.

Mr. Berman, officer and director, devotes his complete business time to the Company. Mr. Jagunich attends meetings of the board of directors when held and provides 33% of his business time in a professional capacity to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were not current in these filings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We do not have a full-time financial expert. However, we do engage financial experts to provide consultation in specific areas as needed and to provide consultation to the Company for our periodic reports. We believe the cost related to retaining a full-time financial expert at this time is prohibitive.

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

Our decision to not adopt such a code of ethics results from our having only two directors operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of instaCare;

2.

whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to instaCare’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2006, instaCare received no recommendation for Directors from its stockholders.

instaCare will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of instaCare for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for instaCare’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to instaCare’s Secretary at the following address: 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

ITEM 10.	EXECUTIVE COMPENSATION

The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert Cox,
Former CEO (1)	2006	$66,500	-0-	-0-	-0-	-0-	-0-	-0-	$66,500

Keith Berman,
Secretary, Treasurer	2006	$36,200	-0-	-0-	-0-	-0-	-0-	-0-	36,200
(1)	On August 15, 2006, Mr. Cox resigned as Chief Executive Officer and Chairman of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (S) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)

Robert Cox,
Former CEO (1)	337,500	-0-	-0-	$1.76	2/15/10	-0-	-0-	-0-	-0-

Keith Berman,
Secretary/Treasurer	337,500	-0-	-0-	$1.76	2/15/10	-0-	-0-	-0-	-0-

(1)	On August 15, 2006, Mr. Cox resigned as Chief Executive Officer and Chairman of the Company. The options remain unexercised.

Compensation of Directors and Other Arrangements

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

In 2003 we issued stock options to each independent board member to purchase 250 shares of our common stock at an exercise price of $2.00 per share as compensation for their services as members of the board of directors. The options will expire on December 19, 2008. Outside directors are also paid a fee of $2,500 per quarter or $10,000 per year. Subsequent to the granting of the above referenced options, the Board has suspended all Director related compensation until such time as the Company’s financial condition is more stable. The board members who are executives of the Company received no additional compensation in excess of their management remuneration.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 26, 2007 held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 10,693,505 shares of common stock outstanding as of March 26, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 26, 2007 pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (2)	Number of Shares	Percent of Class (2)
Keith Berman, Secretary, Treasurer & Director 1623 Elmsford Westlake, CA 91361	439,299 (3)	4%
Robert Jagunich, Director 765 Christine Drive Palo Alto, CA 94303	189,809 (4)	2%
Directors and Officers as a Group	629,108	6%

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

2.	Figures are rounded to the nearest tenth of a percent.
3.	Includes 337,500 options to purchase shares of our common stock.
4.	Includes 112,500 options to purchase shares of our common stock.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Mercator Momentum Fund, L.P. (3) (4) Monarch Pointe Fund, Ltd. M.A.G. Capital, LLC David F. Firestone 555 South Flower St., Ste. 4200 Los Angeles, CA 90071	1,021,912	10%
Pinnacle Investment Partners c/o Hank Gracin Esq. 50 Charles Lindberg Blvd., Ste. 505 Uniondale, NJ 11583	749,948 (5)	7%
Beneficial Owners as a Group	1,771,860	17%
1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

2.	Figures are rounded to the nearest tenth of a percent.
3.

Mercator Momentum Fund, L.P. (“Momentum Fund”) is a private investment limited partnership organized under California law. The general partner of Momentum Fund is M.A.G. Capital, LLC (“MAG”), a California limited liability company. David F. Firestone is the Managing Member of MAG. Monarch Pointe Fund, Ltd. (“MPF”) is a corporation organized under the laws of the British Virgin Islands. MAG controls the investments of MPF. Momentum Fund, MAG and MPF share dispositive power over the 1,021,912 shares.

4.	The information used is based on information reported on the beneficial owners Schedule 13G filing.
5.	Includes 1,462,500 shares held in escrow to back the loan made to us by Pinnacle.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Keith Berman, officer and director of the Company, provided loans to the Company from time to time in 2006. Through December 31, 2006 the balance due Mr. Berman was $66,000. Through March 1, 2007, the balance due Mr. Berman was $117,000.

Director Independence

The Board of Directors have concluded that Director, Keith Berman is not independent and Director Robert Jagunich is considered independent in accordance with the director independence standards of the American Stock Exchange.

ITEM 13.   EXHIBITS

(a)	Exhibits

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01

3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01

3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02

3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01

10.1	Business Consulting Agreement – Mark W. Lancaster – February 17, 2002		S-8		4.11	3/1/02

10.2	Consulting Agreement – Mark Chaim Drizin – February 26, 2002		S-8		4.12	3/1/02

10.3	Consulting Agreement – Barbara Asbell – July 30, 2002		S-8		4.11	8/7/02

10.4	Consulting Agreement – Barbara Asbell – August 13, 2002		S-8		4.11	9/4/02

10.5	Service Agreement – Robert Jagunich – September 1, 2002		S-8		4.11	10/1/02

10.6	Consulting Agreement – Glen E. Greenfelder Jr. – October 1, 2002		S-8		4.11	12/17/02

10.7	Consulting Agreement – Dr. Joseph Wolf – January 3, 2003		S-8		4.11	1/24/03

10.8	Consulting Agreement – Thomas Chillemi – January 10, 2003		S-8		4.12	1/24/03

10.9	Consulting Agreement – Dailyfinancial.com Inc. – October 21, 2002		SB-2/A		10.1	4/29/03

10.10	Agent’s Representation Agreement – CareDecision.net – August 20, 2002		SB-2/A		10.2	4/29/03

10.11	Service Agreement – Robert Jagunich – September 1, 2002		SB-2/A		10.3	4/29/03

10.12	Secured Convertible Revolving Promissory Note – M & E Equities, LLC – April 23, 2002		SB-2/A		10.4	4/29/03

10.13	Service Agreement – Robert Jagunich – December 11, 2002		SB-2/A		10.5	4/29/03

10.14	Consulting Agreement – Wizard Enterprises – December 13, 2002		SB-2/A		10.6	4/29/03

10.15	Consulting Agreement – Wizard Enterprises – December 20, 2002		SB-2/A		10.7	4/29/03

10.16	Consulting Agreement – Barbara Asbell – December 13, 2002		SB-2/A		10.8	4/29/02

10.17	Program Agreement between PharmaCare Management Services, Inc. and CareDecision.net Incorporated – May 4, 2001		SB-2/A		10.9	4/29/02

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.18	Consulting Agreement – Paradigm Partners September 15, 2002	SB-2/A	10.10	4/29/02

10.19	Letter of Intent between ATR Search and Medicius April 3, 2002	SB-2/A	10.11	4/29/02

10.20	Consulting Agreement – Ely Mandell – August 5, 2003	SB-2/A	4.12	8/14/03

10.21	Consulting Agreement – Dr. Joseph A. Wolf – July 15, 2003	SB-2/A	4.13	8/14/03

10.22	Consulting Agreement – Leslie - Michelle Abraham – July 15, 2003	SB-2/A	4.14	8/14/03

10.23	Consulting Agreement – Thomas Chillemi – July 10, 2003	SB-2/A	4.15	8/14/03

10.24	Consulting Agreement – Anthony Quintiliana – July 1, 2003	SB-2/A	4.16	8/14/03

10.25	Consulting Agreement – Barbara Asbell – July 1, 2003	SB-2/A	4.17	8/14/03

10.26	Consulting Agreement – Thomas Chillemi – March 28, 2003	SB-2/A	10.13	8/29/03

10.27	Consulting Agreement – Dr. Joseph A. Wolfe –December 1, 2003	S-8	4.13	12/16/03

10.28	Consulting Agreement – Leslie – Michelle Abraham – December 1, 2003	S-8	4.14	12/16/03

10.29	Consulting Agreement – Thomas Chillemi – December 1, 2003	S-8	4.15	12/16/03

10.30	Consulting Agreement – Anthony Quintiliano – December 1, 2003	S-8	4.16	12/16/03

10.31	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005	SB-2/A	10.1	2/11/05

10.32	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005	SB-2/A	10.2	2/11/05

10.33	Registration Rights Agreement - Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005	SB-2/A	10.3	2/11/05

10.34	Warrant Agreement ($0.02) - Mercator Advisory Group, LLC – February 7, 2005	SB-2/A	10.4	2/11/05

10.35	Warrant Agreement ($0.02) - Mercator Momentum Fund, LP – February 7, 2005	SB-2/A	10.5	2/11/05

10.36	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005	SB-2/A	10.6	2/11/05

10.37	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005	SB-2/A	10.7	2/11/05

10.38	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005	SB-2/A	10.8	2/11/05

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.39	Warrant Agreement ($0.03) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05

10.40	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05

10.41	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05

10.42	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05

10.43	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05

10.44	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05

10.45	The 2004 Stock Option Plan - Amended		S-8		99	9/8/06

10.46	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05

10.47	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05

10.48	Secured Promissory Note – Monarch Pointe Fund,LTD – August 25, 2005		8-K		10.3	10/21/05

17	Resignation letter of Robert L. Cox, August 15, 2006		10-QSB	6/30/06	17	9/1/06

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $55,000 and $58,500, respectively.

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $30,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Beckstead and Watts, LLP for professional services rendered for audit related fees for fiscal years 2006 and 2005 were $1,000 and $0.00.

(3) TAX FEES

The aggregate fee to be billed by Beckstead and Watts, LLP for professional services to be rendered for tax fees for fiscal year 2006 was $-0- and for fiscal year 2005 was $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Beckstead and Watts, LLP or Weaver & Martin LLC for the fiscal years 2006 and 2005 other than the fees described above.

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

By: /s/ Keith Berman

Keith Berman, CFO

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Berman	Secretary, Treasurer,	April 16, 2007
Keith Berman	and Director

/s/ Robert Jagunich	Director	April 16, 2007
Robert Jagunich

TABLE OF CONTENTS

PAGES

REPORT’S OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENT OF OPERATIONS	F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F-5 – F-6

CONSOLIDATED STATEMENT OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-26

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Instacare Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of Instacare Corp as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instacare Corp as of December 31, 2006 and the consolidated results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City Missouri

April 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

instaCare, Inc.

(formerly CareDecision Corp.)

We have audited the accompanying instaCare, Inc.’s statements of income, retained earnings, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of instaCare, Inc.’s operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Beckstead and Watts, LLP

March 30, 2006

instaCare Corp.

Consolidated Balance Sheet

December 31,
2006
Assets
Current assets:
Cash	$19,501
Accounts receivable	267,166
Total current assets	286,667

Fixed assets, net	82,976

Other assets:
Deposits	3,412

$373,055

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$408,438
Accrued expenses	212,986
Accrued payroll	12,500
Accrued interest	205,285
Demand note – related party	63,000
Convertible notes payable	1,702,401
Total current liabilities	2,604,610

Stockholders’ Deficit

Preferred stock, $0.001 par value, 3,249,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series “A” stock, $0.001 par value, 750,000 shares
authorized, no shares issued and outstanding	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares
authorized, 20,000 shares issued and outstanding	20
Preferred series “D” stock, $0.001 par value, 1,000 shares
Authorized, no shares issued and outstanding	-
Common stock, $1.001 par value, 1,750,000,000 shares authorized,
9,461,621 shares issued and outstanding	9,462
Additional paid-in capital	15,796,265
Prepaid share-based compensation	(29,934)
Dividends payable	50,914
Accumulated deficit	(18,058,490)
(2,231,555)

$373,055

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2006	2005

Revenue	$19,220,265	$5,614,313
Cost of sales	19,186,237	5,112,629

Gross profit	34,028	501,684

Expenses:
General and administrative expenses	637,463	386,037
Consulting services	569,743	1,166,706
Payroll expense	485,627	824,098
Professional fees	592,968	353,887
Impairment of operating assets and goodwill	-	1,167,717
Depreciation	48,027	52,546
Total expenses	2,334,128	3,950,991

Net operating (loss)	(2,300,100)	(3,449,307)

Other income (expense):
Loss – related party	-	(377,778)
Loss on debt settlement	-	(19,838)
Financing costs	(249,408)	(562,973)
Interest expense, net	(205,302)	(413,412)
Total other income (expense)	(454,710)	(1,374,001)

Provision for income taxes	-	-

Net (loss)	$(2,754,810)	$(4,823,308)

Weighted average number of
Common shares outstanding – basic and fully diluted	8,073,584	5,695,457

Net (loss) per share – basic and fully diluted	$(0.34)	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2004	207,526	$ 208	3,288,755	$ 3,289	$ 9,889,854	$ -	$ -	$ -	$(10,223,372)	$ (330,228)

Shares issued for services	-	-	225,126	225	243,266	-	-	-	-	243,491

Shares issued in connection with financing activities	-	-	340,625	340	427,410	-	-	-	-	427,750

Preferred shares issued per financing agreement	20,000	20	-	-	1,677,980	-	-	-	-	1,678,000
(net of financing costs)

Shares issued for debt conversion	-	-	336,085	336	301,133	-	-	-	-	301,469

Escrow shares used for debt and interest payment	-	-	-	-	63,904	-	-	-	-	63,904

Shares issued for asset acquisition	-	-	208,234	208	215,696	-	-	-	-	215,904

Shares issued for per merger agreement	-	-	531,250	531	806,969	-	-	-	-	807,500

Shares issued as debt collateral	-	-	1,375,000	1,375	(1,375)	-	-	-	-	-

Shares issued for cash and services	-	-	343,750	344	504,656	-	-	-	-	505,000

Warrants and options exercised for services	-	-	559,063	560	491,930	-	-	(60,000)	-	432,490

Shares and options issued per settlement agreement	-	-	28,125	28	104,767	-	-	-	-	104,795

Shares authorized and un-issued for services	-	-	-	-	64,561	89	-	-	-	64,650

Options granted for services	-	-	-	-	49,980		(13,517)			36,463

Share cancellation authorized	-	-	-	-	33	(33)				-

Warrants granted in connection with financing	-	-	-	-	33,726					33,726

Net (loss), year ended December 31, 2005			-	-					(4,823,308)	(4,823,308)
Balance, December 31, 2005	227,526	228	7,236,013	7,236	14,964,989	56	(13,517)	(60,000)	(15,046,680)	(147,688)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Dividend Payable	Unamortized Warrant & Options	Prepaid Stock Comp	Accumulated (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2005	227,526	$ 228	7,236,013	$ 7,236	$14,964,989	$ 56	$ -	$ (13,517)	$ (60,000)	$(15,046,680)	$ (147,688)

Shares previously authorized now issued	-	-	68,355	68	(12)	(56)		-	-	-	-

Shares issued for services	-	-	1,448,610	1,449	609,820	-	-	-	(29,934)	-	581,334

Escrow shares used for debt payment	-	-	-	-	162,311	-	-	-	-	-	162,311

Shares issued for license renewal	-	-	87,050	87	37,576	-	-	-	-	-	37,664

Options issued for services	-	-	-	-	7,359	-	-	-	-	-	7,359

Warrants issued for financing	-	-	-	-	14,844	-	-	-	-	-	14,844

Stock issued as dividend	-	-	621,593	622	(622)	-	-	-	-	-	-

Current amortization of prepaid compensation	-	-	-	-	-	-	-	-	60,000	-	60,000

Current amortization of warrants and options	-	-	-	-	-	-	-	13,517	-	-	13,517

Deemed dividend and dividend payable	-	-	-	-	-	-	50,914	-	-	(257,000)	(206,086)

Net (loss), year ended December 31, 2006	-	-	-	-	-	-	-	-	-	(2,754,810)	(2,754,810)
Balance, December 31, 2006	227,526	228	9,461,621	$ 9,462	$15,796,265	$ -	$ 50,914	$ -	$ (29,934)	$(18,058,490)	$(2,231,555)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2006	2005
Cash flows from operating activities
Net (loss)	$(2,754,810)	$(4,823,308)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	641,334	1,085,707
Shares issued for license fees	37,663	42,999
Shares issued for financing	-	355,682
Shares issued for accrued interest	-	93,940
Amortization of options issued for services	20,876	-
Amortization of warrants issued for financing	147,181	107,292
Impairment loss on operating assets and goodwill	-	1,118,376
Loss – related party	-	78,347
Depreciation	48,027	52,546
Changes in operating assets and liabilities:
Accounts receivable	(19,582)	(247,584)
Inventory	73,530	127,373
Prepaid expenses	55,956	(55,956)
Note receivable and other assets	-	(8,708)
Deposits	-	(3,412)
Accounts payable	364,588	(70,852)
Accrued interest	190,984	12,500
Accrued payroll	12,500	14,301
Accrued expenses	190,043	(281,807)
Net cash (used) by operating activities	991,710	(2,402,564)

Cash flows from financing activities
Proceeds from notes payable to shareholders	96,000	-
Payments on note payable to shareholders	(33,000)	(11,028)
Proceeds from convertible notes payable	545,000	669,350
Payments on convertible notes payable	(100,000)	-
Dividend paid and payable	(206,086)	-
Issuance of preferred series “C” stock	-	1,878,000
Issuance of common stock	-	153,050
Net cash provided by financing activities	301,914	2,689,372

Net increase in cash	(689,794)	286,808
Cash – beginning	709,295	422,487
Cash – ending	$19,501	$709,295

Supplemental disclosures:
Interest paid	$82,420	$335,584
Income taxes paid	$-	$-

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

On November 19, 2004, the Company incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc. On November 24, 2004, the Company entered into an “Agreement and Plan of Merger”, as amended on December 27, 2004, between Pharma Tech Solutions, Inc. and CareGeneration, Inc. (“CareGen”), a Nevada corporation. This agreement included CareGen’s private acquisition of retail pharmaceutical license applications, client lists, receivables, business contacts, relationships, goodwill and the rights to use the wholesale pharmaceutical distribution license, trade names and sales names of Kelly Company World Group, Inc., a Delaware corporation. On February 25, 2005, the merger was completed whereby CareGen merged with Pharma Tech wherein CareGen ceased to exist and Pharma Tech continued as a majority owned subsidiary.

On January 4, 2005, the Company commenced prescription drug distribution operations which are, currently being conducted through PDA Services, Inc. and is in the process of establishing facility in Hope, North Dakota. Specializing in rapid delivery of prescription drugs and diagnostic products, the Company is in the final stages of augmenting its prescription drug and prescription diagnostics distribution business by creating a nationwide network over the internet. The Company has also created a fully integrated prescription fulfillment program through which physicians can directly submit prescriptions using a hand-held device, tablet PC, or PDA that is enabled through a Wi-Fi link to the Internet.

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

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. The Company places its temporary cash investments with quality financial institutions. At times such investments may be in excess of Federal Deposit Insurance Corporation

instaCare Corp.

Notes to Consolidated Financial Statements

(FDIC) insurance limit. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2006 and 2005.

Accounts receivable

The Company has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect using the direct method is not materially different from the results that would have been obtained under the allowance method.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2006, inventory was $0.

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

Consolidation policy

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise

instaCare Corp.

Notes to Consolidated Financial Statements

significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2006 and 2005, the Company did not have non-marketable investments.

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

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2006 and 2005, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized impairment losses in the amount of $0 and $1,167,717 as of December 31, 2006 and 2005, respectively.

instaCare Corp.

Notes to Consolidated Financial Statements

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

Concentrations

In 2006, four customers of the Company accounted for approximately 96% of the Company’s net sales compared to 95% of total sales being attributable to two major customers in 2005. As of December 31, 2006 and 2005, the Company obtained the majority of its pharmaceutical products from three and two major suppliers, respectively.

Debt issue costs

Costs related to securing our convertible debt are capitalized as other assets and are amortized over the life of the debt.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

Recent pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in

instaCare Corp.

Notes to Consolidated Financial Statements

prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No, 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effects SFAS No. 157 will have on the Company's financial condition and results of operations.

In July 2006, the FASB published FASB Interpretation No. 48 ("FIN No. 48"), "Accounting for Uncertainty in Income Taxes", to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS" No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not have a material effect on the Company's financial statements.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair values beginning with the first interim period in fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Common stock, warrants and options issued for services by non-employees are accounted for based on the fair market value at the date the services are performed. If the services are to be performed over a period of time the value is amortized over the life of the period that services are performed.

We account for our stock option plan in accordance with the provisions of SFAS No. 123R, “Accounting for Stock Based Compensation”. The cost of options are included as an expense when the options are vested.

instaCare Corp.

Notes to Consolidated Financial Statements

Year end

The Company has adopted December 31 as its fiscal year end.

Note 2 – Going concern

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $18,058,490. As of December 31, 2006, the Company has commenced full operations generating revenues from operations totaling $18,923,022. Even though the Company has begun to generate significant revenues, as of 12/31/2006 our gross profit from revenues is not sufficient to meet the overall financial requirements of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Impairment loss on operating assets

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

Note 4 – Inventory

Inventory consisted of the following at December 31:

	2006	2005
Work-in-progress	$ -0-	$ 46,015
Raw materials	-0-	27,515
FIFO inventories	$ -0-	$ 73,530

instaCare Corp.

Notes to Consolidated Financial Statements

Note 5 – Fixed assets

Fixed assets consist of the following at December 31:

	2006	2005
Computer and office equipment	$ 30,387	$ 30,387
Software	232,365	232,365

	262,752	262,752
Less accumulated depreciation	(179,776)	(131,748)

Total	$ 82,976	$ 131,004

Depreciation expense totaled $48,027 and $52,546 for the years ended December 31, 2006 and 2005, respectively.

Note 6 – Related party transactions

Related party Note

During the year ended December 31, 2005, the Company had advanced cash in the amount of $294,202 to Kelly Company World Group Inc. and FutureCom, Inc. in anticipation of its acquisition and merger. The Company wrote down the balance as uncollectible at December 31, 2005.

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

During the year ended December 31, 2006, an officer of the Company had advanced a total of $96,000 in cash for operating expenses. The note is due on demand and bears interest at a rate of 9% per annum. The Company made principal reductions totaling $33,000 throughout the year. As of December 31, 2006, the principal balance due was $63,000.

Note 7 - Notes payable

M and E Equities

On March 2, 2004, the Company entered into an agreement to renegotiate its note in the amount of $522,208 with M&E Equities, LLC. Pursuant to the terms of the renegotiated note, the Company repaid approximately $320,000 in cash and recapitalized the remaining balance of $202,527 into 207,526 shares of the Company’s $0.001 par value Class A Convertible Preferred Stock and registered in M&E’s name. Each share of Class A 2002 Convertible Preferred Stock is convertible into .225 shares (46,481 total) of the Company’s $0.001 par value common stock at $4.44 per share. M&E

instaCare Corp.

Notes to Consolidated Financial Statements

agrees to hold the Preferred Shares for a minimum of one year, pursuant to Rule 144, with no conversions allowed during that period of time. After one year, M&E may convert and sell only 6,250 shares of the Company’s $0.001 par value common stock every 60 days as permissible by Rule 144. In addition, M&E agreed to transfer 10,000,000 of the Class A Warrants, formerly issued by Medicius, Inc. with an expiration date of January 5, 2005 to Empyreon.net for $30,000 and 2,000,000 Class A Warrants to Mr. Moshe Mendlowitz for $20,000. As of December 31, 2005, the warrants had not been exercised and have expired. As of December 31, 2006 and 2005 there is $0 due on the note.

MAG Entities Agreement

On August 25, 2005, the Company entered into two promissory notes totaling $87,309 with Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and M.A.G., Capital, LLC, (collectively, the “MAG entities”) with respect to penalties originating from registration defaults under the Subscription Agreement dated February 7, 2005. The notes accrued interest at a rate of 9.5% per annum and were due in full on August 25, 2006. As of December 31, 2006, the principal balance due is $87,309 and are in default.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, the Company was loaned $700,000 from Pinnacle Investment Partners, LP (Pinnacle). The Secured Convertible Promissory Note bears interest at a rate of 12% per annum, matures September 25, 2004, except if extended for an additional six months at the option of the Company, and was secured by 212,500 shares of the Company’s $0.001 par value common stock. Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the Note into shares of the Company’s $0.001 par value common stock at a conversion price of $6.40 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner” of 4.99% or more of the then-outstanding Common Shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In the event the Company fails to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

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

On February 10, 2005, the Company entered into a “Note Extension Agreement” with Pinnacle Partners, LP. The amended Agreement increased the principal balance of the original secured promissory note dated March 24, 2004 of $700,000 to $1,100,000 and the maturity date was extended to April 26, 2006. Pursuant to the Agreement, the Company issued, to Pinnacle’s counsel, an additional 1,037,500 shares of its common stock to be held in escrow as collateral for the additional principal of $400,000 and to further securitize the original $700,000 face value loan. In accordance

instaCare Corp.

Notes to Consolidated Financial Statements

with the Agreement, Pinnacle may sell under rule 144 of the Securities Act of 1933 as amended, whereby all proceeds net of commissions shall be used to pay down the indebtedness under the Note. In addition, Pinnacle has agreed to accept 162,500shares of the Company’s $.001 par value common stock as payment for due diligence fees totaling $70,000 and a loan commitment fee in the amount of $157,500.

On October 24, 2005, the Company entered into an additional “Note Extension Agreement” with Pinnacle Partners, LP. The amended Agreement increased the principal balance of the previously amended secured promissory note dated February 10, 2005 of $1,100,000 to $1,200,000 and the maturity date was extended to June 25, 2006. Pursuant to the Agreement, the Company issued, to Pinnacle’s counsel, an additional 337,500 shares of its common stock to be held in escrow as collateral for the additional principal of $100,000 and to further securitize the original $700,000 face value loan. In accordance with the Agreement, Pinnacle may sell under rule 144 of the Securities Act of 1933 as amended, whereby all proceeds net of commissions shall be used to pay down the indebtedness under the Note. On September 30, 2005, Pinnacle exercised its right to sell 61,000 of the escrowed shares applying the amount of $39,292 towards financing costs. During December 2005, Pinnacle sold an additional 42,813 of the escrowed shares whereby reducing the principal balance of its note in the amount of $24,612. In addition, the Company has agreed to pay due diligence and legal expenses to Pinnacle’s designee totaling $88,500. Pinnacle agreed to accept 87,500 shares of the Company’s $.001 par value common stock valued at $56,000 as partial payment towards legal and due diligence fees. The balance of $107,500 was paid in cash.

During June 2006, the Company authorized the release of an additional 450,000 escrowed shares. In accordance with the agreement, Pinnacle may sale all shares under rule 144 and all proceeds shall be applied to the principal balance of the note. As of December 31, 2006, the Company had not received confirmation of sale proceeds.

On July 1, 2006, the Company entered into another Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of the new agreement Pinnacle we agreed to pay a $55,000 penalty and, to Pinnacle's designee, CJR Capital, LLC, $35,000 towards Pinnacle's due diligence and legal expenses related to the new agreement. The new agreement has the following consequences: (1) the principal amount due under the Note automatically increases from $1,010,309 to $1,100,000; (2) the Maturity Date of the newly revised Note was extended to December 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.30.

In addition to the above, the Company agreed: (1) to deliver to Pinnacle's counsel an additional 2,000,000 shares of our common stock (over and above current escrow holdings) as additional escrow security, (2) issue 150,000 shares of our common stock to Pinnacle in consideration for their willingness to enter into the extension agreement; and (3) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing July 1, 2006 , Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full. On August 3, 2006, we were informed through media outlets and the printed press that the principals of Pinnacle Investment Partners, LP had been charged with several financial crimes and that

instaCare Corp.

Notes to Consolidated Financial Statements

the fund and its officers had been closed, at least temporarily. Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact. We have not delivered the shares called for under the July 1, 2006 extension after being advised to hold the issuance by the fund management. As of December 31, 2006, the Company is in default on the note.

  I J Wertz Group

On October 2005 the Company issued four secured convertible term notes ("Notes") totaling $136,274, net of $33,726 in financing costs for warrants, to the investment group IJ Wertz. The Notes are convertible at any time into shares of our common stock at an initial conversion price of $.796 per share and are currently convertible into 213,568 shares of our common stock. Pursuant to this agreement, we issued to each note holder warrants ("Warrants") to purchase up to 85,000 shares of our common stock, at an exercise price of $.96. The warrants expire on October 1, 2008. The unamortized cost of the warrants issued to IJWertz Group of $33,726 will accrete to financing costs over the period of the loan based on the straight-line method. For the years ended December 31, 2006 and 2005 the amortized portion of the cost of warrants was $19,825 and $3,817, respectively and was reported as financing costs.

The Notes have a term of two years and accrues interest at a rate of 1.25% per month. Interest on the principal amount is payable quarterly, in arrears, on the first business day of each calendar month until the maturity date.

The Company may prepay the Notes at any time by paying 105% of the amortizing principal amount then outstanding, together with accrued but unpaid interest thereon. As of December 31, 2006, $159,713, net of $10,287 in financing costs is due on this note.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, the Company entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. The Company paid interest and fees of $6,542. During the year ended December 31, 2006, the Company made principal payments on the note totaling $100,000. As of December 31, 2006, the principal balance remaining was $155,000.

Convertible Loan Payment Agreement

On July 17, 2006, the Company entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. The Company renewed Mr. Knapp’s conversion option on January 17, 2007. The Company also issued Mr. Knapp a warrant to purchase

instaCare Corp.

Notes to Consolidated Financial Statements

50,000 shares of our common stock at $0.32 per share through December 31, 2008. Mr. Knapp exercised his option on March 30, 2007.

Finance Fees

During the year ended December 31, 2006 and 2005, the Company incurred fees in connection with its financing activities in the amount of $249,408 and $562,973, respectively. The Company amortizes fees over a period, which is equivalent to the terms of the financing arrangement.

The Company recorded interest expense of $205,302 and $429,525 during the years ended December 31, 2006 and 2005, respectively.

Accrued interest on the above notes was $205,285 and 14,301 as of December 31, 2006 and 2005.

Note 8 – Income taxes

For the year ended December 31, 2006, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company had approximately $18,058,490 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2018-2021.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$ 6,320,500	$ 5,266,337
Total deferred tax assets	6,320,500	5,266,337

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	6,320,500	5,266,337
Less: Valuation allowance	(6,320,500)	(5,266,337)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2006. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2006.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

instaCare Corp.

Notes to Consolidated Financial Statements

	Year ended December 31,
	2006	2005
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)
	-	-

Note 9 – Stockholder’s equity

On September 27, 2005, the Company amended its Articles of Incorporation to increase its authorized shares. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as Series C, 1,000 shares are designated as Series D, and 1,750,000,000 shares of $0.001 par value common stock.

On December 20, 2005, the Board of Directors authorized an 80:1 reverse split of the Company’s outstanding common stock. The reverse split was effectuated on February 2, 2006. All common stock issuances have been retroactively restated to reflect the reverse split.

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

On February 7, 2005, the Company reached an agreement with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“the Purchasers”) whereby the Purchasers acquired 20,000 shares of the Company’s Series “C” preferred stock for cash in the amount of $2,000,000. Each share of preferred series “C” stock is convertible into shares of the Company’s common stock at a rate equal to 80% of the market price prior to conversion. Pursuant to the rights of

instaCare Corp.

Notes to Consolidated Financial Statements

the Series “C” convertible preferred, the Company paid $257,000 and $190,283 in dividends to Purchaser in 2006 and 2005, respectively. The Company had no earnings and a stockholders’ deficit and therefore no basis for issuance of a dividend. In order to prevent potential litigation with the purchaser, the Company elected to pay the mandatory dividend. As of December 31, 2006, the Company had accrued dividends payable in the amount of $50,914.

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

Common stock

During the year ended December 31, 2005, the Company issued 225,126 shares of its $0.001 par value common stock for services. The Company recorded an expense in the amount of $243,491, the fair market value of the shares.

During the year ended December 31, 2005, the Company issued 340,625 shares of its $0.001 par value common stock in connection with its financing activities and recorded financing costs totaling $427,750.

During the fiscal year 2005, two note holders elected to convert notes payable totaling $950,350 into 336,085 shares of the Company’s $0.001 par value common stock for full satisfaction of the loan plus accrued interest.

On August 2, 2005, the Company issued 158,234 shares of our $0.001 par value common stock valued at $151,904 in exchange for 5,433,753 shares in Pharma Tech.

On September 28, 2005, the Company issued 50,000 restricted shares of our $0.001 par value common stock valued at $64,000 to Svetislav Millic and Nathan Kaplan pursuant to terms of an Intangible Property License Acquisition Agreement dated June 7, 2005.

On March 14, 2005, the Company issued 531,250 shares of its $0.001 par value common stock pursuant to the “Agreement and Plan of Merger,” entered into on November 4, 2005, to the shareholders of CareGen, Inc. The Company recorded and investment in the amount of $807,500

instaCare Corp.

Notes to Consolidated Financial Statements

which has subsequently been impaired (see note 3). Additionally, the Company issued 125,000 shares of common stock to various individuals for cash in the amount of $28,050 and services valued at $161,950, which were expensed as stock-based compensation for consulting services as of December 31, 2005.

During the year ended December 31, 2005, the Company issued 1,375,000 shares of its $0.001 par value common stock to an escrow account pursuant to the Pinnacle extension agreements. Additionally, Pinnacle sold previously released escrow shares for proceeds totaling $63,904 which was record as a principal repayment on the note.

During fiscal year 2005, the Company issued 343,750 shares of its par value common stock for cash and services totaling $153,050 and $351,950, respectively.

During fiscal year 2005, the Company issued 559,063 shares of its $0.001 par value common stock to various individuals for the exercise of their 2004 stock options. The Company agreed to accept payment for the exercise through the performance of services by each individual.

The Company record compensation expense in the amount of $432,490 and unamortized services in the amount of $60,000.

On June 14, 2005, the Company issued 28,125 shares of its $0.001 par value common stock pursuant to a settlement agreement resulting from the cancellation of a consulting agreement. The value attributed to the settlement was $96,611 and has been recorded as stock-based compensation on the Statement of Operations as of December 31, 2005.

During the year ended December 31, 2005, the Company entered into various consulting agreements valued at $64,650. At December 31, 2005 the shares were not issued and the par value of $89 was record in the account shares authorized and un-issued.

On December 1, 2005, pursuant to a consulting agreement, the Company cancelled 32,900 shares of its $0.001 par value common stock. As of December 31, 2005, the shares had not been cancelled.

During January 2006, the Company issued 68,355 shares of common stock as previously authorized in December 2005.

During the fiscal year ended December 31, 2006, the Company issued 1,448,610 shares of its common stock for services relating to various consulting agreements. The Company recorded consulting expense in the amount of $581,335 and prepaid shares-based compensation of $29,934 to be expensed over the remaining life of the agreement.

On April 17 and May 22, 2006, the Company issued 62,050 and 25,000 shares of common stock valued at $37,663 to Messer’s Millic and Kaplan for licensing fees.

On June 16, 2006 the Company issued 621,593 shares of its common stock pursuant to the dividend grant dated June 9, 2006. Pursuant to the grant, each share holder of record on the date of grant was entitled to receive a stock dividend in the amount of 8.334% shares for each 100 shares of our common stock owned.

instaCare Corp.

Notes to Consolidated Financial Statements

Note 10 – Warrants and stock options

All values of options and warrants were determined based on the Black-Scholes pricing model.

The weighted average of the assumptions used to value options and warrants in 2005 were: Interest rate-5.62%, Days to expiration-1,095, Stock price $1.94, Strike price-$1.48, Volatility-49%, Yield-0%.

The weighted average of the assumptions used to value options and warrants in 2006 were: Interest rate-5.06%, Days to expiration-1,095, Stock price $0.26, Strike price-$0.32, Volatility-171%, Yield-0%.

Warrants

On February 2, 2005, the Company issued 63,000 shares of its $.001 par value common stock for the exercise of warrants by Lima Capital in exchange for services valued at $85,680 provided in connection with the Company’s financing activities.

On February 2, 2005, the Company issued 25,000 shares of its $.001 par value common stock for the exercise of warrants by an individual in exchange for services valued at $34,000 provided in connection with the Company’s financing activities.

On February 7, 2005, the Company granted warrants to purchase up to 1,250,000 shares of the Company’s $0.001 par value common stock to Mercator/Monarch. 625,000 of the warrants are exercisable at a price of $1.60 per share and 625,000 at an exercise price of $1.80 per share. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.16. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 3.5%, zero dividend yield, volatility of the Company's common stock of 0% and an expected life of the warrants of three years. The warrants expire on February 7, 2008.

On May 31, 2005, the Company issued 100,000 shares of its $.001 par value common stock for the exercise of warrants by Condor Partners and First Equity financing in exchange for services valued at $96,000 provided in connection with the Company’s merger activities

On December 1, 2005, the Company granted warrants to purchase up to 85,000 shares of its $.001 par value common stock to various individuals in connection with financing activities. The warrants are exercisable at an average price of $0.78 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.73. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 6.5%, zero dividend yield, average volatility of the Company’s common stock of 184% and an expected life of the warrants of three years. The warrants expire on December 1, 2008.

On July 17, 2006, the Company granted an option to purchase up to 50,000 shares of its par value common stock. The warrants are exercisable at a price of $0.32 per share. The fair value of the warrants has been estimated using the Black-Scholes option pricing model. The weighted average fair

instaCare Corp.

Notes to Consolidated Financial Statements

value of these warrants was $0.32. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 5.07%, zero dividend yield, average volatility of the Company’s common stock of 294% and an expected life of the warrants of three years. The warrants expire on July 17, 2010. The fair value of the warrants was $14,844 and expenses in 2006.

Stock options

2003 Stock Option Plan

On January 1, 2003, the Company adopted its “2003 Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 312,500 shares of the Company’s $0.001 par value common stock. As of December 31, 2006, all outstanding stock options to acquire shares of common stock on a one-for-one basis had expired.

2004 Stock Option Plan

On August 5, 2004 the Company adopted its “2004 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 625,000 shares of the Company’s $0.001 par value common stock. On September 21, 2005, the Company amended its plan to increase the number of shares available to 1,562,500.

On October 3, 2005, the Company issued 212,223 shares of its par value common stock for the exercise of options issued pursuant to its 2004 Stock Option Plan, to various individual in exchange for services valued at $142,280.

On November 15, 2005, the Company issued 256,875 shares of its par value common stock for the exercise of options issued pursuant to its 2004 Stock Option Plan, to various individual in exchange for services valued at $156,000.

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

On July 17, 2006, the Company entered into a service agreement with an individual to perform various consulting services in connection with financing activities. As consideration, the Company granted stock options to purchase 100,000 shares of $0.001 par value common stock at a strike price of $0.32 per share pursuant to the Company’s 2004 Stock Option Plan. The shares are registered and free-trading under the Company’ 2004 Employee Stock Option plan filed via Form S-8. The value of the options on the grant date using the Black-Scholes Model is $7,359 which has been recorded as compensation expense on the Statement of Operations as of December 31, 2006.

instaCare Corp.

Notes to Consolidated Financial Statements

2005 Merger Stock Option Plan

On February 5, 2005 the Company adopted its “2005” Merger Consolidated Stock Option Plan” (the “Plan”) and granted nonqualified stock options with rights to purchase 1,125,000 shares of the Company’s $0.001 par value common stock. The Company issued 862,500 shares of stock pursuant to the plan during the year ended December 31, 2005.

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

On November 15, 2005, the Company granted stock options to Dr. Brill, to purchase up to 25,000 shares of its $0.001 par value common stock for 2006 Directors fees at an exercise price of $0.54 per share pursuant to the Company’s 2005 Merger Stock Option Plan. The value of the options on the grant date using the Black-Scholes Model is $13,517, which has been recorded as unamortized options as of December 31, 2005.

On December 31, 2005, the Company granted stock options to Mr. Milic, to purchase up to 50,000 shares of its $0.001 par value common stock at an exercise price of $1.60 per share pursuant to the Company’s 2005 Merger Stock Option Plan in exchange for services previously rendered. The value of the options on the grant date using the Black-Scholes Model is $87,801, which has been recorded as stock-based compensation expense on the Statement of Operations as of December 31, 2005.

As of December 31, 2005, outstanding stock options to acquire shares of common stock on a one-for-one basis totaled 862,500 at a weighted average exercise price of $1.71. As of December 31, 2005, stock options in the Plan remaining to be issued totaled 262,500. The Plan stock options are 100% vested from the grant date.

The following is a summary of activity of outstanding stock options and warrants:

	Options	Weighted Average Price	Warrants	Weighted Average Price
Outstanding 1/1/05	797,500	$2.09	-0-	$ 0.00
Granted	862,500	1.68	1,378,750	1.92
Cancelled	--	--	--	--
Exercised	--	--	--	--
Outstanding 12/31/05	1,660,000	$1.87	1,378,750	$1.92

Outstanding 1/1/06	1,660,000	$1.87	1,378,750	$1.92
Granted	100,000	0.32	50,000	0.32
Cancelled	(166,250)	3.56	--	--
Exercised	--	--	--	--
Outstanding12/31/06	1,593,750	$1.87	1,428,750	$1.86

instaCare Corp.

Notes to Consolidated Financial Statements

Note 11 – Commitments and contingencies

Litigations

On July 6, 2005, instaCare filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, Kelly Company World Group, Inc. et al., seeking damages for the following; Fraud, Breach of Fiduciary Duty, RICO violations, and breach of contract/breach of corporate Merger Agreement. On December 18, 2006, the United States District Court, for the Central District of California ordered, adjudged and decreed that the Company shall have judgment against Kelly in the amount of $200,000, pursuant to the stipulation of the parties. In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company. Kelly returned 399,475 post split shares of common stock to the Company treasury in 2007.

On August 9, 2005, the Company filed suit against Investor Relations Services, Inc., a Florida corporation; Summit Trading Limited, a foreign corporation incorporated under the laws of the County of the Bahamas; Charles Arnold (“Arnold”), an individual, and Does 1 through 20 inclusive. This suit seeks judgment for Declaratory Relief; and recession for the alleged agreements between instaCare and the defendants. In addition, the complaint seeks damages for Intentional Interference with an Advantageous Business Relationships as a result of actions taken by the defendants. This case is filed in the Los Angeles Superior Court, and bears case number BC337976. Subsequently, counsel for the defendants filed a Motion to remand the suit to an arbitrator. The trial judge in this matter denied this motion. In December 2005 defendant Arnold filed a Motion for reconsideration and a cross complaint against instaCare and its Secretary and CFO Keith Berman. In January 2005 Arnold’s Motion for Reconsideration was denied. On January 17, 2007, the Superior Court for the State of California in Los Angeles County rendered its tentative decision against Investors Relations Services and Summit Trading, Ltd., finding that the December 2004 agreements were never submitted to the Board of Directors, were never approved or authorized by the Board of Directors, and that the Company has no obligations to either IRS or STL. The Company will be moving the Court for costs and attorney’s fees.

Note 12 – Subsequent events

On January 4, 2007, we issued a total of 227,200 shares of our common stock for services to be provided to various individuals for consulting services.

On January 4, 2007, we issued 150,000 shares of our restricted common stock to Crescent Fund, LLC for services to be provided to the Company.

On January 18, 2007, we issued a total of 242,000 shares of our common stock for services rendered to the Company by various individuals.

On February 7, 2007, Mercator Momentum Fund, LP. and Monarch Pointe Fund, LP. Converted 500 Series C Preferred Stock into 232,666 shares of our common stock. The 232,666 shares of common stock were issued on February 28, 2007.

instaCare Corp.

Notes to Consolidated Financial Statements

On February 12, 2007, we issued a total of 250,000 shares of our common stock for services rendered to the Company.

On March 14, 2007, we issued a total of 130,000 shares of our common stock for services rendered to the Company.