Form 10QSB
period 2007-03-31
instaCare Corp.
filed 2007-05-15
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 1, 2007, was 11,031,600 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

instaCare Corp.

Condensed Consolidated Balance Sheet

Unaudited

Assets	March 31,
2007
Current assets:
Cash	$1,922
Accounts receivable	347,870
Prepaid expenses	8,545
Total current assets	358,337

Fixed assets, net of accumulated depreciation of $421,419	71,232

Other assets:
Deposits	3,412
Total other assets	3,412

$432,981

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$330,284
Accrued expenses	257,080
Accrued interest	261,990
Demand note – related party	97,700
Convertible notes payable	1,501,617
Total current liabilities	2,448,671

Stockholders’ deficit:
Preferred stock, $0.001 par value, 3,249,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series “A” stock, $0.001 par value, 750,000
shares authorized, no shares issued and outstanding	-
Preferred series “C” stock, $0.001 par value, 1,000,000
shares authorized, 19,000 shares issued and outstanding	19
Preferred series “D” stock, $0.001 par value, 1,000 share
authorized, no shares issued and outstanding	-
Common stock owed but un-issued, 288,095 shares	288
Common stock, $0.001 par value, 1,750,000,000 shares
authorized, 10,963,505 shares issued and outstanding	10,694
Dividend payable	117,164
Additional paid-in capital	16,383,868
Accumulated (deficit)	(18,527,931)
(2,015,690)

$432,981

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Operations

Unaudited

	For the three months ended
	March 31,
	2007	2006

Revenue	$ 1,083,282	$ 7,466,921
Cost of sales	888,652	6,807,820

Gross profit	194,630	659,101

Expenses:
General & administrative expenses	102,557	128,369
Payroll expense	53,253	163,568
Professional fees	24,490	65,885
Consulting fees	258,267	74,325
Depreciation and amortization	11,745	107,917
Total expenses	450,294	540,064

Net operating income (loss)	(255,664)	119,037

Other income (expense):
Contingency for damaged product claim	(81,600)	-
Financing costs	(9,216)	-
Interest (expenses)	(56,705)	(79,273)
Total other income (expense)	(147,521)	(79,273)

Net income (loss)	$ (403,185)	$ 39,764

Add: Dividends declared on preferred stock	(66,250)	-

(Loss) income available to common shareholders’	$ (469,435)	$ 39,764

Weighted average number of common
shares outstanding – basic and fully diluted	10,310,099	7,295,042

Net income (loss) per share – basic and fully diluted	$ (0.04)	$ 0.01

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(403,185)	$39,764
Adjustment to reconcile net income (loss) to
net cash (used) by operating activities:
Shares issued for services	79,428	60,000
Options issued for services	203,520
Depreciation and amortization	11,745	107,917
Changes in operating assets/liabilities
(Increase) in accounts receivable	(80,704)	(249,849)
(Increase) in inventory	-	(277,827)
(Increase) in prepaid expenses	(8,545)	(44,520)
(Decrease) increase in accounts payable	(78,154)	253,629
Increase in accrued liabilities	31,595	48,199
Increase in accrued interest	60,921	-
Net cash (used) by operating activities	(183,379)	(62,687)

Cash flows from financing activities
Proceeds from demand note – related party	83,500	-
Payments on demand note – related party	(48,800)	-
Payments on convertible notes payable	(25,000)	(2,698)
Exercise of options	156,100	-
Net cash provided (used) by financing activities	165,800	(2,698)

Net increase (decrease) in cash	(17,579)	(65,385)
Cash – beginning	19,501	709,295
Cash – ending	$1,922	$643,910

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$79,428	$21,430
Options issued for services	$203,520	$-

See notes to condensed consolidated financial statements.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

Note 1 – Basis of presentation

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of consolidated interim reports.

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

Note 2 – Going concern

The Company has an accumulated deficit of $18,527,931 as of March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

Note 3 – Fixed assets

Depreciation expense totaled $11,745 and $12,788 for the three-month period ended March 31, 2007 and 2006, respectively.

Note 4 – Notes payable

Notes payable consisted of the following as of March 31, 2007:

March 31, 2007

Demand note from a related party, bearing interest at 9.5%	$97,700

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379

Convertible promissory note, bearing interest at 1.25% per month, maturing October 31, 2007 ($170,000 net of $6,071 discount)	163,929

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, maturing May 16, 2007	200,000

Total	$1,599,317

The Company recorded interest expense totaling $56,705 and $57,273 during the three months ended March 31, 2007 and 2006, respectively.

Note 5 – Stockholder’s equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as Series C, and 1,000 shares are designated as Series D. The Company is authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

On January 3, 2007, the Company issued 227,200 shares of its common stock for the exercise of options issued pursuant to the Company’s 2006 stock option plan to various consultants for cash totaling $38,624.

On January 3, 2007, the Company issued 150,000 shares of its common stock for services valued at $49,500, the fair value of the underlying shares.

On February 9, 2007, the Company issued 250,000 shares of its common stock for the exercise of options issued pursuant to the Company’s 2006 stock option plan to various consultants for cash totaling $42,500.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

On February 12, 2007, the Company issued 130,000 shares of its common stock for the exercise of options issued pursuant to the Company’s 2006 stock option plan to various consultants for cash totaling $22,100.

On February 15, 2007, the Company issued 242,000 shares of its common stock for the exercise of options issued pursuant to the Company’s 2006 stock option plan to various consultants for cash totaling $41,140.

During the three-months ended March 31, 2007, the Company agreed to issue 470,779 shares of its common stock for the conversion of 1,000 shares of the Company’s preferred “C” stock to Mercator Momentum Fund and Monarch Pointe Fund pursuant to the 2005 purchase agreement. As of March 31, 2007, 238,095 of these shares had not been issued.

On March 31, 2007, the company agreed to issue 50,000 shares of its common stock for the exercise of options in exchange for cash totaling $11,100. As of March 31, 2007, these shares had not been issued.

There have been no other issuances of preferred or common stock.

Note 6 – Warrants and options

2006 Stock Option Plan

On December 8, 2006 the Company adopted its “2006 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of the Company’s $0.001 par value common stock.

During the three-months ended March 31, 2007, the Company issued options to purchase up to 849,200 shares of its par value common stock at an exercise price of $0.17 per shares for various consulting services received. The Company recorded an expense in the amount of $203,520 the fair value of the options using the Black-Scholes pricing model. As of March 31, 2007, all options were exercised for cash totaling $145,000

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan:

	Number	Weighted Average
	Of Shares	Exercise Price

Balance, January 1, 2006	-	$-0-

Options granted	849,200	0.17
Options cancelled	-	-
Options exercised	849,200	0.17

Balance, March 31, 2007	-	$-0-

Exercisable, March 31, 2007	-	$-0-

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

Note 7 – Subsequent Events

On April 5, 2007, the Company issued 50,000 shares of its common stock for the renewal of a 2005 licensing agreement.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The company continues to exploit is business prospects. We have added additional supply channels to our distribution operations, we have recently added additional product lines and are now servicing parallel markets. However, the company’s working capital reserves have been depleted and we have been forced for the last ten months to delay fulfillment of many sales orders.

Results of Operations for the Three Months Ended March 31, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2007 compared to March 31, 2006.

INCOME:

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	$	%

Revenue	$1,083,282	$7,466,921	$(6,383,639)	(85%)

Cost of Sales	888,652	6,807,820	(5,919,168)	(87%)

Gross Profit	194,630	659,101	(464,471)	(70%)

Gross Profit Percentage of Sales	18%	9%	--	9%

Revenue

Our revenue for the three months ended March 31, 2007 was $1,083,282, compared to revenue of $7,466,921 in the three months ended March 31, 2006. This resulted in a decrease in revenue of $6,383,639, or 85%, from the same period a year ago. The decrease in revenue was due to a lack of sufficient operating capital needed for the sale of diabetic test strips to both the wholesale and retail markets.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended March 31, 2007 was $888,652, a decrease of $5,919,168, or 87% from $6,807,820 for the three months ended March 31, 2006. The decrease in the cost of sales in the current period was a direct result of our decrease in sales. We lack sufficient operating capital required for the pre-purchase of goods and we have experienced additional competition in the overall market place, we have focused on managing the productivity of our current market share through our profit margins.

Gross profit as a percentage of sales increased from 9% for the months ended March 31, 2006 to 18% for the three months ended March 31, 2007. The increase in gross profit margin was caused by our ability to manage our purchasing in order to achieve increased spread in our retail pricing.

EXPENSES:

	Three Months Ended March 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	102,557	128,369	(25,812)	(20%)
Payroll expense	53,253	163,568	(110,315)	(67%)
Consulting expense	258,267	74,325	183,942	247%
Professional fees	24,490	65,885	(41,395)	(63%)
Depreciation and amortization	11,745	107,917	(96,172)	(89%)
Total expenses	450,294	540,064	(182,365)	(34%)

Net operating income (loss)	(255,664)	119,037	374,701	315%

Other income (expense):
Contingency for damaged product claim	(81,600)	-	81,600	--
Financing costs	(9,216)	-	9,216	--
Interest (expense)	(56,705)	(79,273)	(22,532)	(28%)

Net income (loss)	$ (403,185)	$ 39,764	442,949	1,114%

General and Administrative

Our general and administrative expenses relate to the operation and leasing costs of our corporate office and warehouse. General and administrative expenses for the three months ended March 31, 2007 were $102,557 compared to $128,369 for the three months ended March 31, 2006, a slight decrease of $25,812. We anticipate our general and administrative expenses to remain fairly constant with the operational structure currently in place.

Payroll Expenses

Our payroll expense consists primarily of management and employee salaries. Payroll expense for the three months ended March 31, 2007 was $53,235 compared to Payroll expense of $163,568 for the three months ended March 31, 2006. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense decreased due to our efforts to stream-line operations.

Consulting Expense

Our consulting expense consists of prescription drug specialists, financial consultants and marketing professionals. Consulting expense totaled $258,267 and $74,325 for the three months ended March 31, 2007 and 2006, respectively. The increase of $183,942 was primarily the result of additional marketing and prescription drug consulting required due to our decrease in staffing.

Professional Fees

Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the three months ended March 31, 2007 were $24,490 compared to professional fees of $65,885 for the three months ended March 31, 2006, a decrease of $33,395 or 63%. Our need for extensive outside professional assistance has declined as the Company has matured. We anticipate the continued need for services provided by attorneys and accountants for general corporate governance and regulatory compliance.

Depreciation and Amortization

Our depreciation and amortization expense was $11,745 for the three months ended March 31, 2007 compared to $107,917 for the three months ended March 31, 2006. The decrease of $96,172 was directly attributable to the full accretion of amortizable loan fees. We anticipate our depreciation expense to remain consistent with our current period expense until further capital expenditures are required.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2007 were $450,294 compared to $540,064 for the three months ended March 31, 2006. The decrease in total operating expenses was mainly a result of management’s efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the commencement of significant operations.

Net Operating Income (Loss)

Our net operating loss for the three months ended March 31, 2006 was $255,664 compared to a net operating income of $119,037 for the three months ended March 31, 2006. Net operating income (loss) is the result of revenue minus total expenses. Our net loss is directly attributable to our decreased sales revenue during the period ended March 31, 2007.

Interest Expense

Interest expense was $56,705 for the three months ended March 31, 2007 compared to $79,273 for the three months ended March 31, 2006.

Net income (loss)

Our net loss from operations was $403,185 for the three months ended March 31, 2007 compared to net income of $39,764 for the three months ended March 31, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and through our focus in acquiring additional sales and distribution partners and greater profit margins.

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

Seasonality

We have completed the second full year of operation of our prescription drug and diabetes diagnostics. Our experiences point to a business that displays certain seasonal trends. One explanation is that seasonality corresponds with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers to their insureds along with new plan formularies (price schedules). This in turn tends to influence “stocking up” buying/ordering behavior on the part of the insured.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31,2006	Increase / (Decrease)
			$	%

Current Assets	$ 358,337	$ 286,667	$ 71,670	25%

Current Liabilities	$ 2,448,671	$ 2,604,610	$ (155,939)	(6%)

Working Capital (deficit)	$ (2,090,334)	$ (2,317,943)	$ (227,609)	(10%)

Internal and External Sources of Liquidity

On November 7, 2006, we entered into a preliminary agreement with Northern Healthcare Capital, LLC to secure a $2,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates, is subject to verification of certain representations and warranties and usual and customary closing details. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. This agreement has been placed on hold due to our lack of sufficient working capital required by financing facilities of this nature. We are also entertaining additional proposed credit facilities that include working capital lines that augment the asset based facilities.

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share (total investment of $2,000,000, all of which was received as of February 22, 2005). As of March 31, 2007, the Purchasers have converted 1,000 Series “C” Preferred stock into 470,761 shares of our common stock. Additionally, we issued the following warrants: 103,125 warrants to purchase share of our common stock at $1.60 per share and 103,125 warrants to purchase shares of our common stock at $2.40 to Mercator Momentum Fund, LP; 209,375 warrants to purchase shares of our common stock at $1.60 per share and 209,375 warrants to purchase shares of our common stock at $2.40 per share to Monarch Pointe Fund, Ltd.; and 312,500 warrants to purchase shares of our common stock at $1.60 per share and 312,500 warrants to purchase shares of our common stock at $2.40 per share to MAG. All of the warrants expire on February 7, 2008.

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

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006 we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note. During the three months ended March 31, 2007 we made an additional principal payment of $25,000. As of March 31, 2007, the remaining principal balance was $130,000.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. We renewed Mr. Knapp’s conversion option on January 17, 2007. We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2008. Mr. Knapp exercised his warrant on March 22, 2007 and on April 18, 2007 we issued the 50,000 shares to Mr. Knapp.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2007, our cash balance was $1,922. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We anticipate incurring operating losses until we build our capital base. Our recent operating history makes predictions of future operating results difficult to ascertain. In addition, since our cash position has fallen we are finding it increasingly difficult to transact commerce in the very cash intensive prescription drug industry. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Revenue and Sales Generation

We are focused on expanding our point-of-care software, and indigent patient care pharmaceutical fulfillment and electronic prescriptions processing system which has been facilitated by our MD@Hand products and technology, as well as new features added to our ResidenceWare and SateLink product lines to increase revenues. With our recently acquired distribution and storage licenses granted from the state of New Jersey and North Dakota we have increased both revenue and sales.

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

On November 16, 2005, the Company, through its Pharma Tech Solutions, Inc. subsidiary, was granted a retail pharmacy license by the Arizona State Board of Pharmacy. This license, Board of Pharmacy Permit Number 4374, is believed by management to be a key ingredient to fulfilling our business plan. This license will allow us to directly fill prescriptions, rendered by physicians for their patients using our proprietary Wi-Fi technologies and our novel use of the Internet, to securely relay the prescriptions electronically. In May 2006, we identified a physical facility where we plan to transact our prescription fulfillment business. As soon as we grow our working capital base and leasehold improvements are completed at this facility we will begin fulfilling medical prescriptions. On November 1, 2006, we renewed our license through the Arizona State Board of Pharmacy.

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

We currently employ 7 employees, of which 5 are full time employees, and 2 sales/customer support representatives. No full time employees are covered by labor agreements or employment contracts. We do not expect a significant change in the number of full time employees over the next 12 months as we strive to fulfill our prescription drug distribution plans.

Letter Agreement with Capital Growth Resources

On March 14, 2007, we executed a letter agreement with Capital Growth Resources (“CGR”), wherein we agreed that CGR will serve as our exclusive placement agent in connection with the placement of new securities (the “offering”). We paid CGR a one time up front engagement fee of $5,000 and we will pay an additional $10,000 upon successful completion of the offering memorandum and the opening of escrow. Additionally, we will pay CGR the following fees and other compensation:

a.

subject to completion of the offering, the Company will pay the CGR a cash sales commission of eight percent (8%), a marketing allowance of two percent (2%) and a non-accountable expense fee of three percent (3%); and

b.

in addition to the cash commissions and fees payable by the Company, the Company, subject to completion of the offering, will pay the CGR five (5) year cashless exercise warrants to purchase, at a strike price of $0.25, 13% of the total number of shares sold in the offering (the “agent shares”).

The agent shares, which will be acquired by CGR, will be non-assessable and will have unlimited piggy-back registration rights in the event the Company files a registration statement pursuant to the Securities Act of 1933, as amended, for registration of Company shares.

Critical Accounting Policy and Estimates

Our discussion of financial condition and results of operations is based upon information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in our Form 10-KSB for the fiscal year ended December 31, 2006. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations, which require the application of significant judgment by our management.

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

Off-Balance Sheet Arrangements.

As of March 31, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We have historically lost money. We had an accumulated deficit as of March 31, 2007, and 2006 of $18,527,931 and $15,006,916, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We received a substantial number of sales orders and refill orders beginning in mid-September 2006. However, at this time we have depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $5,400,000 in product to fill these orders, causing our customers to wait additional time to receive product from us. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

As of March 31, 2007, our four largest customers accounted for approximately 92% of our net sales. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of May 1, 2007, there were 11,031,600 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

As of March 31, 2007, Keith Berman, our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This marked the first reporting period since the period ended March 31, 2006 whereby the decisions and actions of the company’s former CEO and Chairman were not a part of our review. Based upon his evaluation, Mr. Berman concluded that our disclosure controls and procedures are effective for the period ended March 31, 2007.

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

Despite the court’s rulings the company continues to suffer damages through the on-going actions of IRS and STL and their agents. The Board of Directors is currently assessing additional legal options.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2007, we granted options to purchase 277,200 shares of our common stock at $0.17 per share to four companies providing services to us. The options were exercised concurrently upon grant for cash totaling $38,624, which was paid to the Company by BMI Consulting, Inc. The shares were registered in a Registration Statement on Form S-8POS filed on December 8, 2006. We believe that the grant of the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the options were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to granting the options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decisions.

.               On January 3, 2007, we authorized the issuance of 150,000 shares of our restricted common stock to Crescent Fund, LLC for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 18, 2007, we issued a total of 242,000 shares of our common stock for services rendered to the Company upon the exercise of options to the following service providers:

Name	No. of Shares
John Heilshorn	33,500
Keith Lippert	33,500
Jeff Stone	50,000
Michael Belcher	125,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on September 8, 2006.

On February 7, 2007, Mercator Momentum Fund, LP. and Monarch Pointe Fund, LP. Converted 500 Series C Preferred Stock into 232,666 shares of our common stock. The 232,666 shares of common stock were issued on February 28, 2007.

On February 12, 2007, we issued a total of 250,000 shares of our common stock for cash and services rendered to the Company upon the exercise of options to the following service providers:

		Amount
Name	No. of Shares	Cash (1)	Services
Jeff Stone	50,000	--	$15,500
Barbara Asbell	70,000	$9,575	$12,125
Leslie Wolf	65,000	$20,150	--
Dr. Joseph Wolf	65,000	$20,150	--

(1) Total amount of cash was paid to the Company by BMI Consulting, Inc.

The above shares issued were registered in a Registration Statement on Form S-8POS filed on December 8, 2006.

On March 14, 2007, we issued a total of 130,000 shares of our common stock for cash and services rendered to the Company upon exercise of options to the following service providers:

		Amount
Name	No. of Shares	Cash (1)	Services
Thais Abraham	65,000	--	$20,150
Wendy Block	65,000	$20,150	--

(1) Total amount of cash was paid to the Company by BMI Consulting, Inc.

The above shares issued were registered in a Registration Statement on Form S-8POS filed on December 8, 2006.

Subsequent Issuances

On April 5, 2007, we issued 25,000 shares of our restricted common stock to Nathan Kaplan and 25,000 shares of our restricted common stock to Svet Milic pursuant to a renewal of a 2005 licensing, property acquisition and work through agreement with both Nathan Kaplan and Svet Milic. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

On March 14, 2007, Mercator Momentum Fund, LP. and Monarch Pointe Fund, LP. converted 500 Series C Preferred Stock into 238,095 shares of our common stock. The 238,095 shares of common stock were issued on April 9, 2007.

On March 22, 2007, Chris Knapp exercised 50,000 options at a price of $0.222. The 50,000 shares of common stock were issued on April 18, 2007. The 50,000 shares were registered in a Registration Statement on Form S-8OS filed on December 8, 2006.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Press Releases

On April 18, 2007, we issued a press release to announce that instaCare will be featured in an exclusive Market News First interview on April 19, 2007. A copy of the press release is attached herewith as Exhibit 99.1.

On April 19, 2007, we issued a press release to announce our financial results for the year ended December 31, 2006. A copy of the press release is attached herewith as Exhibit 99.2.

On May 3, 2007, we issued a press release to announce that we have engaged Capital Growth Resources, a California based investment banking firm. A copy of the press release is attached herewith as Exhibit 99.3.

Item 6.	Exhibits.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01

3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01

3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02

3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01

10.1	Business Consulting Agreement – Mark W. Lancaster – February 17, 2002		S-8		4.11	3/1/02

10.2	Consulting Agreement – Mark Chaim Drizin – February 26, 2002		S-8		4.12	3/1/02

10.3	Consulting Agreement – Barbara Asbell – July 30, 2002		S-8		4.11	8/7/02

10.4	Consulting Agreement – Barbara Asbell – August 13, 2002		S-8		4.11	9/4/02

10.5	Service Agreement – Robert Jagunich – September 1, 2002		S-8		4.11	10/1/02

10.6	Consulting Agreement – Glen E. Greenfelder Jr. – October 1, 2002		S-8		4.11	12/17/02

10.7	Consulting Agreement – Dr. Joseph Wolf – January 3, 2003		S-8		4.11	1/24/03

10.8	Consulting Agreement – Thomas Chillemi – January 10, 2003		S-8		4.12	1/24/03

10.9	Consulting Agreement – Dailyfinancial.com Inc. – October 21, 2002		SB-2/A		10.1	4/29/03

10.10	Agent’s Representation Agreement – CareDecision.net – August 20, 2002		SB-2/A		10.2	4/29/03

10.11	Service Agreement – Robert Jagunich – September 1, 2002		SB-2/A		10.3	4/29/03

10.12	Secured Convertible Revolving Promissory Note – M & E Equities, LLC – April 23, 2002		SB-2/A		10.4	4/29/03

10.13	Service Agreement – Robert Jagunich – December 11, 2002		SB-2/A		10.5	4/29/03

10.14	Consulting Agreement – Wizard Enterprises – December 13, 2002		SB-2/A		10.6	4/29/03

10.15	Consulting Agreement – Wizard Enterprises – December 20, 2002		SB-2/A		10.7	4/29/03

10.16	Consulting Agreement – Barbara Asbell – December 13, 2002	SB-2/A	10.8	4/29/02

10.17	Program Agreement between PharmaCare Management Services, Inc. and CareDecision.net Incorporated – May 4, 2001	SB-2/A	10.9	4/29/02

10.18	Consulting Agreement – Paradigm Partners September 15, 2002	SB-2/A	10.10	4/29/02

10.19	Letter of Intent between ATR Search and Medicius April 3, 2002	SB-2/A	10.11	4/29/02

10.20	Consulting Agreement – Ely Mandell – August 5, 2003	SB-2/A	4.12	8/14/03

10.21	Consulting Agreement – Dr. Joseph A. Wolf – July 15, 2003	SB-2/A	4.13	8/14/03

10.22	Consulting Agreement – Leslie - Michelle Abraham – July 15, 2003	SB-2/A	4.14	8/14/03

10.23	Consulting Agreement – Thomas Chillemi – July 10, 2003	SB-2/A	4.15	8/14/03

10.24	Consulting Agreement – Anthony Quintiliana – July 1, 2003	SB-2/A	4.16	8/14/03

10.25	Consulting Agreement – Barbara Asbell – July 1, 2003	SB-2/A	4.17	8/14/03

10.26	Consulting Agreement – Thomas Chillemi – March 28, 2003	SB-2/A	10.13	8/29/03

10.27	Consulting Agreement – Dr. Joseph A. Wolfe – December 1, 2003	S-8	4.13	12/16/03

10.28	Consulting Agreement – Leslie – Michelle Abraham – December 1, 2003	S-8	4.14	12/16/03

10.29	Consulting Agreement – Thomas Chillemi – December 1, 2003	S-8	4.15	12/16/03

10.30	Consulting Agreement – Anthony Quintiliano – December 1, 2003	S-8	4.16	12/16/03

10.31	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005	SB-2/A	10.1	2/11/05

10.32	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005	SB-2/A	10.2	2/11/05

10.33	Registration Rights Agreement - Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005	SB-2/A	10.3	2/11/05

10.34	Warrant Agreement ($0.02) - Mercator Advisory Group, LLC – February 7, 2005	SB-2/A	10.4	2/11/05

10.35	Warrant Agreement ($0.02) - Mercator Momentum Fund, LP – February 7, 2005	SB-2/A	10.5	2/11/05

10.36	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005	SB-2/A	10.6	2/11/05

10.37	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05

10.38	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05

10.39	Warrant Agreement ($0.03) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05

10.40	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05

10.41	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05

10.42	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05

10.43	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05

10.44	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05

10.45	The 2004 Stock Option Plan - Amended		S-8		99	9/8/06

10.46	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05

10.47	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05

10.48	Secured Promissory Note – Monarch Pointe Fund,LTD – August 25, 2005		8-K		10.3	10/21/05

17	Resignation letter of Robert L. Cox, August 15, 2006		10-QSB	6/30/06	17	9/1/06

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press Release – Dated April 18, 2007	X

99.2	Press Release – Dated April 19, 2007	X

99.3	Press Release – Dated May 3, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

(Registrant)

By: /s/ Keith Berman
Keith Berman, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: May 15, 2007