Form 10QSB
period 2007-06-30
instaCare Corp.
filed 2007-08-14
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Issuer's telephone number)

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2007, was 12,241,300 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

instaCare Corp.

Condensed Consolidated Balance Sheet

Unaudited

Assets	June 30,
2007
Current assets:
Cash	$16,409
Accounts receivable	531,419
Inventory	35,400
Total current assets	583,228

Fixed assets, net of accumulated depreciation of $433,164	59,487

Other assets:
Deposits	3,412
Total other assets	3,412

Total assets	$646,127

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$272,483
Accrued expenses	165,952
Accrued interest	311,787
Demand note - related party	152,059
Current portion of long term debt	53,462
Convertible notes payable	1,503,524
Total current liabilities	2,459,267

Long term debt, net of current portion	106,923

Stockholders' deficit:
Preferred stock, $0.001 par value, 3,249,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series "A" stock, $0.001 par value, 750,000
shares authorized, no shares issued and outstanding	-
Preferred series "C" stock, $0.001 par value, 1,000,000
shares authorized, 18,500 shares issued and outstanding	19
Preferred series "D" stock, $0.001 par value, 1,000 share
authorized, no shares issued and outstanding	-
Common stock owed but un-issued, 274,600 shares	275
Common stock, $0.001 par value, 1,750,000,000 shares
authorized, 12,056,600 shares issued and outstanding	12,057
Dividend payable	176,789
Unamortized cost of shares issued for services	(92,922)
Additional paid-in capital	16,721,631
Accumulated (deficit)	(18,738,120)
Total stockholders' deficit	(1,920,063)

Total liabilities and stockholders' deficit	$646,127

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Operations

Unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue, net	$1,036,849	$9,009,052	$2,120,131	$16,475,973
Cost of sales	908,652	8,841,707	1,797,304	15,649,527

Gross profit	128,197	167,345	322,827	826,446

Expenses:
General & administrative expenses	78,967	146,072	181,526	274,441
Payroll expense	34,664	187,667	87,898	351,235
Professional fees	57,486	127,615	81,976	193,500
Consulting fees	119,810	51,323	378,077	125,648
Depreciation and amortization	11,745	39,581	23,490	147,497
Total expenses	302,672	552,258	752,967	1,092,321

Net operating (loss)	(174,475)	(384,913)	(430,140)	(265,875)

Other income (expense):
Financing costs	(1,907)	(5,000)	(11,123)	(5,000)
Contingent expenses	81,600	(90,000)	-	(90,000)
Interest expense	(55,788)	(104,024)	(112,493)	(183,297)
Total other income (expense)	23,905	(199,024)	(123,616)	(278,297)

Net (loss)	$(150,570)	$(583,937)	$(553,756)	$(544,172)

Weighted average number of
common shares outstanding - basic and fully diluted	11,341,941	7,517,224	10,768,735	7,406,747

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.08)	$(0.05)	$(0.07)

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(553,756)	$(544,172)
Adjustment to reconcile net income (loss) to
net cash (used) by operating activities:
Shares issued for services	133,650	122,412
Options issued for services	299,146	6,758
Warrant amortization	6,126	-
Depreciation and amortization	23,490	140,741
Changes in operating assets/liabilities
(Increase) in accounts receivable	(264,252)	(412,758)
(Increase) in inventory	(35,400)	(332,956)
Decrease in prepaid expenses	-	15,592
Increase in accounts payable	56,009	140,992
(Decrease) in accrued liabilities	(59,534)	(9,350)
Increase in customer deposits	-	33,603
Increase in accrued interest	107,657	-
Net cash (used) by operating activities	(286,868)	(839,138)

Cash flows from financing activities
Proceeds from demand note - related party	151,218	-
Payments on demand note - related party	(68,150)	-
Proceeds from note payable	-	255,000
Payments on convertible notes payable	(25,000)	-
Exercise of options	225,708	-
Net cash provided (used) by financing activities	283,776	255,000

Net (decrease) in cash	(3,092)	(584,138)
Cash - beginning	19,501	709,295
Cash - ending	$16,409	$125,157

Supplemental disclosures:
Interest paid	$-	$173,742
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$133,650	$122,412
Options issued for services	$299,146	$-
Accounts payable converted to note payable	$160,385	$-

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

Note 2 - Going concern

The Company has an accumulated deficit of $18,738,120 as of June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

Note 3 - Fixed assets

Depreciation expense totaled $23,490 and $147,497 for the six-month period ended June 30, 2007 and 2006, respectively.

Note 4 - Notes payable

Notes payable consisted of the following as of June 30, 2007:

June 30, 2007

Demand note from a related party, bearing interest at 9.5%	$152,059

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379

Convertible promissory note, bearing interest at 1.25% per month, maturing October 31, 2007 ($170,000 net of $4,164) discount)	165,836

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, maturing May 16, 2007	200,000

Promissory note, bearing interest at 9% Per annum, maturing June 20, 2010	160,385

Total notes payable	1,815,968

Current portion	1,709,045

Total long term portion of notes payable	$106,923

The Company recorded interest expense totaling $112,493 and $183,297 during the six- months ended June 30, 2007 and 2006, respectively.

Note 5 - Stockholder's equity

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as Series C, and 1,000 shares are designated as Series D. The Company is authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

On January 3, 2007, the Company issued 227,200 shares of its common stock for the exercise of options issued pursuant to the Company's 2006 stock option plan to various consultants for cash totaling $38,624.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

On January 3, 2007, the Company issued 150,000 shares of its common stock for services valued at $49,500, the fair value of the underlying shares.

On February 9, 2007, the Company issued 250,000 shares of its common stock for the exercise of options issued pursuant to the Company's 2006 stock option plan to various consultants for cash totaling $42,500.

On February 12, 2007, the Company issued 130,000 shares of its common stock for the exercise of options issued pursuant to the Company's 2006 stock option plan to various consultants for cash totaling $22,100.

On February 15, 2007, the Company issued 242,000 shares of its common stock for the exercise of options issued pursuant to the Company's 2006 stock option plan to various consultants for cash totaling $41,140.

During the three-months ended March 31, 2007, the Company agreed to issue 470,779 shares of its common stock for the conversion of 1,000 shares of the Company's preferred “C” stock to Mercator Momentum Fund and Monarch Pointe Fund pursuant to the 2005 purchase agreement. As of March 31, 2007, 238,095 of these shares had not been issued, but were issued in the quarter ended June 30, 2007.

On March 31, 2007, the company agreed to issue 50,000 shares of its common stock for the exercise of options in exchange for cash totaling $11,100. The shares were subsequently issued during the quarter ended June 30, 2007.

On April 5, 2007, the Company issued 50,000 shares of its common stock for license renewal fees to two individuals. The Company recorded licensing fees in the amount of $19,000, the fair value of the shares.

On April 9, the Company issued 238,095 shares of its common stock previously authorized and un-issued.

On April 18, the Company issued 50,000 shares of its common stock for the exercise of options previously authorized and un-issued.

On May 7, 2007, the Company issued 400,000 shares of its common stock for the conversion of 500 shares of the Company's preferred “C” stock to Mercator Momentum Fund and Monarch Pointe Fund pursuant to the 2005 purchase agreement.

On May 17, 2007, the Company issued 625,000 shares of its common stock for the exercise of options issued pursuant to the Company's 2006 stock option plan to various consultants for cash totaling $70,250.

On May 21, 2007, the Company authorized the issuance of 89,000 shares of its common stock valued at $23,140 for consulting services received. As of June 30, 2007, the shares were un-issued.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

On June 21, 2007, the company authorized the issuance of 184,700 shares of its common stock for accrued expenses totaling $38,787. As of June 30, 2007 the shares were un-issued. The 184,700 shares were subsequently issued on July 23, 2007.

Note 6 - Warrants and options

2006 Stock Option Plan

On December 8, 2006 the Company adopted its “2006 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of the Company's $0.001 par value common stock.

During the three-months ended March 31, 2007, the Company issued options to purchase up to 849,200 shares of its par value common stock at an exercise price of $0.17 per share for various consulting services received. The Company recorded an expense in the amount of $203,520 the fair value of the options using the Black-Scholes pricing model. As of March 31, 2007, all options were exercised for cash totaling $145,000

During the three-months ended June 30, 2007, the Company issued options to purchase up to 625,000 shares of its par value common stock at an exercise price of $0.11 per share for various consulting services. The Company recorded an expense in the amount of $95,626 and unamortized options totaling $92,922, the fair value of the options using the Black-Scholes pricing model. As of June 30, 2007, all options were exercised for cash totaling $70,250.

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	-	$-0-

Options granted	1,474,200	0.15
Options cancelled	-	-
Options exercised	1,474,200	0.15

Balance, June 30, 2007	-	$-0-

Exercisable, June 30, 2007	-	$-0-

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations for equity financing;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management's Discussion and Analysis.

OVERVIEW AND OUTLOOK

We are a distributor of life-saving prescription drugs and diagnostics to several channels in the healthcare industry, a Wi-Fi PDA technology provider to the lodging and satellite media industries, and a developer of patent-pending technologies for e-health and EMR applications that we employ to leverage and add value to our prescription drug and diagnostics business. Our proprietary ResidenceWare, MD@Hand and Satelink technologies manage critical data, enhance productivity and e-commerce, and facilitate communication with applications in the healthcare, apartment, hotel/motel and satellite rebroadcast industries. Our business attention is also focused towards providing prescription drugs and medical diagnostics through several medical distribution channels.

We continue to exploit our business prospects. However, our working capital reserves have continued to deplete and we are forced to continue to delay fulfillment of many sales orders.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2007 compared to June 30, 2006.

INCOME:

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$1,036,849	$9,009,052	$(7,972,203)	(88%)

Cost of Sales	908,652	8,841,707	(7,933,055)	(90%)

Gross Profit	128,197	167,345	(39,148)	(23%)

Gross Profit Percentage of Sales	12%	2%	--	10%

Revenue

Our revenue for the three months ended June 30, 2007 was $1,036,849, compared to revenue of $9,009,052 in the three months ended June 30, 2006. This resulted in a decrease in revenue of $7,972,203, or 88%, from the same period a year ago. The decrease in revenue was due to a lack of sufficient operating capital needed to manage our medical diagnostics products business, particularly the pre-payment required for the sale of diabetic test strips. However, the decrease in revenue was partially offset by an increased gross profit percentage of revenue.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended June 30, 2007 was $908,652, a decrease of $7,933,055, or 90% from $8,841,707 for the three months ended June 30, 2006. The decrease in the cost of sales in the current period was a direct result of our decrease in sales. We currently lack sufficient operating capital required for the pre-purchase of goods to manage our medical diagnostics business and we have experienced additional competition in the overall market place. We have focused on managing the productivity of our current market share through increasing our profit margins.

Gross profit as a percentage of sales increased from 2% for the months ended June 30, 2006 to 12% for the three months ended June 30, 2007. The increase in gross profit margin was caused by our ability to manage our purchasing in order to achieve increased spread in our retail pricing.

EXPENSES:

	Three Months Ended June 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$ 78,967	$ 146,072	$(67,105)	(46%)
Payroll expense	34,664	187,667	(153,003)	(82%)
Professional fees	57,486	127,615	(70,129)	(55%)
Consulting	119,810	51,323	68,487	133%
Depreciation and amortization	11,745	39,581	(27,836)	(70%)
Total expenses	302,672	552,258	(249,586)	(45%)

Net operating income (loss)	(174,475)	(384,913)	(210,438)	(55%)

Other income (expense):
Contingencies	81,600	(90,000)	171,600	191%
Financing costs	(1,907)	(5,000)	(3,093)	(62%)
Interest (expense)	(55,788)	(104,024)	(48,236)	(46%)

Net income (loss)	$ (150,570)	$ (583,937)	$ (433,367)	(74%)

General and Administrative

Our general and administrative expenses relate to the operation and leasing costs of our corporate office and warehouse facilities. General and administrative expenses for the three months ended June 30, 2007 were $78,967 compared to $146,072 for the three months ended June 30, 2006, a decrease of $67,105. We anticipate our general and administrative expenses to remain fairly constant with the operational structure currently in place.

Payroll Expenses

Our payroll expense consists primarily of management and employee salaries. Payroll expense for the three months ended June 30, 2007 was $34,664 compared to Payroll expense of $187,667 for the three months ended June 30, 2006. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense decreased due to lower sales volumes and our efforts to stream-line operations.

Consulting Expense

Our consulting expense consists of prescription drug specialists, financial consultants and marketing professionals. Consulting expense totaled $119,810 and $51,323 for the three months ended June 30, 2007 and 2006, respectively. The increase of $68,487 was primarily the result of marketing and prescription drug business and technical consulting required due to our decrease in full-time employees.

Professional Fees

Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the three months ended June 30, 2007 were $57,486 compared to professional fees of $127,615 for the three months ended June 30, 2006, a decrease of $70,129 or 55%. Our need for extensive outside professional assistance has decreased as the Company has matured. We anticipate the continued need for services provided by attorneys and accountants for general corporate governance and regulatory compliance.

Depreciation and Amortization

Our depreciation and amortization expense was $11,745 for the three months ended June 30, 2007 compared to $39,581 for the three months ended June 30, 2006. The decrease of $27,836 was directly attributable to the full accretion of amortizable loan fees. We anticipate our depreciation expense to remain consistent with our current period expense until further capital expenditures are required.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2007 were $302,672 compared to $552,258 for the three months ended June 30, 2006. The decrease in total operating expenses of $249,586 was mainly a result of management's efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the commencement of significant operations.

Net Operating Income (Loss)

Our net operating loss for the three months ended June 30, 2007 was $174,475 compared to a net operating loss of $384,913 for the three months ended June 30, 2006. Net operating income (loss) is the result of revenue minus total expenses. Our net loss is directly attributable to our decreased sales revenue during the period ended June 30, 2007.

Interest Expense

Interest expense was $55,788 for the three months ended June 30, 2007 compared to $104,024 for the three months ended June 30, 2006.

Net income (loss)

Our net loss from operations was $150,570 for the three months ended June 30, 2007 compared to net loss of $583,937 for the three months ended June 30, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and through our focus in acquiring additional sales and distribution partners and greater profit margins.

Results of Operations for the Six Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2007 compared to June 30, 2006.

INCOME:

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$ 2,120,131	$ 16,475,973	$(14,355,842)	(87%)

Cost of Sales	1,797,304	15,649,527	(13,852,223)	(89%)

Gross Profit	322,827	826,446	(503,619)	(61%)

Gross Profit Percentage of Sales	15%	5%	--	10%

Revenue

Our revenue for the six months ended June 30, 2007 was $2,120,131, compared to revenue of $16,475,973 in the six months ended June 30, 2006. This resulted in a decrease in revenue of $14,355,842, or 87%, from the same period a year ago. The decrease in revenue was due to a lack of sufficient operating capital needed to manage our medical diagnostics business.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the six months ended June 30, 2007 was $1,797,304, a decrease of $13,852,223, or 89% from $15,649,527 for the six months ended June 30, 2006. The decrease in the cost of sales in the current period was a direct result of our decrease in sales. We lack sufficient operating capital required for the pre-purchase of goods and we have experienced additional competition in the overall market place, we have focused on managing the productivity of our current market share through our profit margins.

Gross profit as a percentage of sales increased from 5% for the months ended June 30, 2006 to 15% for the six months ended June 30, 2007. The increase in gross profit margin was caused by our ability to manage our purchasing in order to achieve increased marging in our retail pricing.

EXPENSES:

	Six Months Ended June 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$ 181,526	$ 274,441	$ (92,915)	(34%)
Payroll expense	87,898	351,235	(263,337)	(75%)
Consulting expense	378,077	125,648	252,429	201%
Professional fees	81,976	193,500	(111,524)	(58%)
Depreciation and amortization	23,490	147,497	(124,007)	(84%)
Total expenses	752,967	1,092,321	(339,354)	(31%)

Net operating income (loss)	(430,140)	(265,875)	164,265	62%

Other income (expense):
Contingencies	-	(90,000)	90,000	--
Financing costs	(11,123)	(5,000)	6,123	122%
Interest (expense)	(112,493)	(183,297)	(70,804)	(39%)

Net income (loss)	$ (553,756)	$ (544,172)	9,584	2%

General and Administrative

Our general and administrative expenses relate to the operation and leasing costs of our corporate office and warehouse. General and administrative expenses for the six months ended June 30, 2007 were $181,526 compared to $274,441 for the six months ended June 30, 2006, a decrease of $92,915. We anticipate our general and administrative expenses to remain fairly constant with the operational structure currently in place.

Payroll Expenses

Our payroll expense consists primarily of management and employee salaries. Payroll expense for the six months ended June 30, 2007 was $87,898 compared to payroll expense of $351,235 for the six months ended June 30, 2006. Management is focused on controlling payroll expenses until such time as revenues are generated sufficient to increase the salary paid to our executives. Payroll expense decreased due to our efforts to stream-line operations.

Consulting Expense

Our consulting expense consists of prescription drug specialists, financial consultants and marketing professionals. Consulting expense totaled $378,077 and $125,648 for the six months ended June 30, 2007 and 2006, respectively. The increase of $252,429 was primarily the result of additional marketing and prescription drug consulting required due to our decrease in staffing.

Professional Fees

Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the six months ended June 30, 2007 were $81,976 compared to professional fees of $193,500 for the six months ended June 30, 2006, a decrease of $111,524 or 58%. Our need for extensive outside professional assistance has declined as the Company has matured. We anticipate the continued need for services provided by attorneys and accountants for general corporate governance and regulatory compliance.

Depreciation and Amortization

Our depreciation and amortization expense was $23,490 for the six months ended June 30, 2007 compared to $147,497 for the six months ended June 30, 2006. The decrease of $124,007 was directly attributable to the full accretion of amortizable loan fees. We anticipate our depreciation expense to remain consistent with our current period expense until further capital expenditures are required.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $752,967 compared to $1,092,321 for the six months ended June 30, 2006. The decrease in total operating expenses was mainly a result of management's efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the commencement of significant operations.

Net Operating Income (Loss)

Our net operating loss for the six months ended June 30, 2006 was $430,140 compared to a net operating loss of $265,875 for the six months ended June 30, 2006. Net operating income (loss) is the result of revenue minus total expenses. Our net loss increase year to year is directly attributable to our decreased sales revenue during the period ended June 30, 2007.

Interest Expense

Interest expense was $112,493 for the six months ended June 30, 2007 compared to $183,297 for the six months ended June 30, 2006.

Net income (loss)

Our net loss from operations was $553,756 for the six months ended June 30, 2007 compared to net loss of $544,172 for the six months ended June 30, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and through our focus in acquiring additional sales and distribution partners and greater profit margins.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 583,228	$ 286,667	$ 296,561	103%

Current Liabilities	$ 2,459,267	$ 2,604,610	$ (145,343)	(6%)

Working Capital (deficit)	$ (1,876,039)	$ (2,317,943)	$ (441,904)	(19%)

Internal and External Sources of Liquidity

On November 7, 2006, we entered into a preliminary agreement with Northern Healthcare Capital, LLC to secure a $2,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates, was subject to verification of certain representations and warranties and usual and customary closing details. The credit facility would allow us to increase the available credit in increments of $250,000 as our business grows. This agreement was placed on hold due to our lack of sufficient working capital required by financing facilities of this nature. We continue to entertain additional proposed credit facilities that include working capital lines. Through June 30, 2007, we have been unable to fully establish a credit line due primarily to our lack of working capital.

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share (total investment of $2,000,000, all of which was received as of February 22, 2005). As of June 30, 2007, the Purchasers have converted 1,840 Series “C” Preferred stock into 870,761 shares of our common stock. Additionally, we issued the following warrants: 103,125 warrants to purchase share of our common stock at $1.60 per share and 103,125 warrants to purchase shares of our common stock at $2.40 to Mercator Momentum Fund, LP; 209,375 warrants to purchase shares of our common stock at $1.60 per share and 209,375 warrants to purchase shares of our common stock at $2.40 per share to Monarch Pointe Fund, Ltd.; and 312,500 warrants to purchase shares of our common stock at $1.60 per share and 312,500 warrants to purchase shares of our common stock at $2.40 per share to MAG. All of the warrants expire on February 7, 2008. We are in discussions with the Purchasers for the repurchase of both classes of warrants.

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

MAG Entities Agreement

On August 25, 2005, we formalized an agreement with Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and M.A.G., Capital, LLC, (collectively, the “MAG entities”) with respect to the registration default under Paragraph 8 of that certain Subscription Agreement dated February 7, 2005 by and between the parties (the “Subscription Agreement”). In consideration for the payment of the aggregate sum of $10,000 cash plus execution of the Secured Promissory Notes and Security Agreement attached as exhibits to the 8-K filed on October 21, 2005, the MAG entities agreed to waive the liquidated damages provision of Paragraph 10 with respect to any additional liquidated damages which may accrue after August 23, 2005, with the understanding that such waiver shall not be deemed a waiver of any other rights to which the MAG entities may have at law or equity. The MAG entities have begun discussions with us to convert the secured promissory note into shares of our common stock. However, as of the date of this filing no definitive agreements have been reached.

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

On September 24, 2004, the Pinnacle Note was extended by the parties by virtue of a renewal and settlement agreement through January 24, 2005, and under certain conditions until March 24, 2005. We met those conditions by executing the definitive agreement to acquire CareGeneration, Inc. As a condition of renewal we were required to provide additional security of 25,000 shares of our common stock, and Pinnacle was provided with a new election to convert some or all of the then-outstanding principal of the Note into shares of our common stock at a conversion price of $3.60 per share. In addition, it was agreed that if we completed a merger or similar transaction prior to January 24, 2005; the Note would automatically be extended through March 24, 2005 with additional security due.

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

In addition to the above, we agreed: (1) to deliver to Pinnacle's counsel an additional 2,000,000 shares of our common stock (over and above current escrow holdings) as additional escrow security, (2) issue 150,000 shares of our common stock to Pinnacle in consideration for their willingness to enter into the extension agreement; and (3) upon receipt of any properly crafted Seller's Representation Letter, deliver to Pinnacle an opinion of counsel to the effect that commencing July 1, 2006, Pinnacle may sell under Rule 144 promulgated under the Securities Act of 1933, as amended, shares surrendered to Pinnacle in accordance with this agreement, on condition that (1) Pinnacle uses the proceeds to pay down the indebtedness under the Note as of immediately prior to effectiveness of this agreement and (2) ceases to sell any of those Shares once that indebtedness has been paid off in full.

On August 3, 2006, we were informed through media outlets and the printed press that the principals of Pinnacle Investment Partners, LP had been charged with several financial crimes and that the fund had been frozen and its officers remanded. Since August 3, 2006, the Company has not had direct contact with any of the Pinnacle fund management or attorney in fact except for one exchange of emails in the first quarter of 2007. We have not delivered the additional shares called for under the July 1, 2006 extension after being advised in our February 2007 exchange of emails by the fund management to “stand still.” During the period beginning July 1, 2006 and ending August 3, 2006, Pinnacle sold 450,000 additional shares under Rule 144.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006 we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note. During the three months ended March 31, 2007 we made an additional principal payment of $25,000. As of June 30, 2007, the remaining principal balance was $130,000.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. We renewed Mr. Knapp's conversion option on January 17, 2007. We continue to accrue interest payable on this note. We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2008. Mr. Knapp exercised his warrant on March 22, 2007 and on April 18, 2007 we issued the 50,000 shares to Mr. Knapp. No additional activity has occurred since this warrant exercise.

Promissory Note with Invacare Corporation

On June 20, 2007, we entered into a promissory note with Invacare Corporation for the principal amount of $160,385, thereby retiring an equal amount due and recorded as a payable. Pursuant to the note we promised to pay Invacare the sum of $160,385 together with interest at a rate of nine percent (9%) per annum, payable in thirty-six (36) equal consecutive monthly installments in the sum of $5,100.20. The consecutive monthly installments commenced on the 10th of July, 2007 and will continue on the same day of each calendar month thereafter until paid in full. In the case of a default in payment, Invacare may, at its option, without notice or demand, accelerate the maturity of the indebtedness then outstanding under the note and declare the same to be at once due and payable.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes, various debt or convertible debt instruments and sales generated income. With the growth of our current business we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2007, our cash balance was $16,409. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We received a substantial number of sales orders and refill orders beginning in mid-September 2006. At this time we had depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $5,400,000 in product to fill these orders, then causing our customers to wait to receive product from us. Most of these orders were rescheduled. When our working capital reserves did not improve in subsequent fiscal quarters, we negotiated lesser arrangements with our institutional clients and we are currently delivering product to many, but not all of these clients. We have thus managed to keep some of our distribution activities going when our limited resources have allowed us.

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

Revenue and Sales Generation

We are focused on expanding our point-of-care software, and indigent patient care pharmaceutical fulfillment and electronic prescriptions processing system which has been facilitated by our MD@Hand products and technology, as well as new features added to our ResidenceWare and SateLink product lines to increase revenues. With our recently acquired medical prescription drug distribution and storage licenses (and/or their renewals) granted from the states of New Jersey, New York and North Dakota which will allow us to greatly increase both revenue and sales.

On May 10, 2007, we entered into an exclusive joint venture agreement with R&R Drugs, Inc., Brooklyn, NY (“R&R”) to augment our medical prescription drug and diagnostics business. Through our subsidiary Pharma Tech Solutions, Inc. we were granted exclusive use to R&R's Closed Door Pharmacy License (#020048 issued by the State of New York) for the distribution of medical products to certain market channels, as well as other concessions by R&R concerning their federal DEA license and Medicare HIN. Also, as part of the agreement, we granted use to R&R of certain of our medical group buying facility schedules. We have begun business under the agreement.

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

We currently employ 7 employees, of which 3 are full time employees, and 4 sales/customer support representatives. No full time employees are covered by labor agreements or employment contracts. We do not expect a significant change in the number of full time employees over the next 12 months as we strive to fulfill our prescription drug distribution plans.

Letter Agreement with Capital Growth Resources

On March 14, 2007, we executed a letter agreement with Capital Growth Resources (“CGR”), wherein we agreed that CGR will serve as our exclusive placement agent in connection with the placement of new securities (the “offering”). We paid CGR a one time up front engagement fee of $5,000 and we agreed to pay an additional $10,000 upon successful completion of the offering memorandum and the opening of escrow. We have, as of July 31, 2007, paid an additional $5,000. Additionally, we will pay CGR the following fees and other compensation:

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

Consultants

Barbara Asbell. On April 20, 2007, we entered into a consulting agreement with Barbara Asbell, wherein Ms. Asbell agreed to provide healthcare business and medical IT consulting, plus medical IT merger and acquisition planning and introductions consulting to the Company. The term of the agreement began on April 20, 2007 and will continue until September 30, 2007. We agreed to compensate Ms. Asbell with 97,500 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted as options exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 97,500 shares to Ms. Asbell for cash of $10,959.

Joseph Wolf. On April 20, 2007, we entered into a consulting agreement with Joseph Wolf, wherein Mr. Wolf agreed to provide medical information technology consulting to the Company. The term of the agreement began on April 20, 2007 and will continue until September 30, 2007. We agreed to compensate Mr. Wolf with 146,500 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted as options exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 146,500 shares to Mr. Wolf for cash of $16,466.60.

Thais Abraham. On April 20, 2007, we entered into a consulting agreement with Thais Abraham, wherein Mr. Abraham agreed to provide healthcare business and medical IT consulting, plus medical IT merger and acquisition planning and introductions consulting to the Company. The term of the agreement began on April 20, 2007 and will continue until September 30, 2007. We agreed to compensate Mr. Abraham with 158,000 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted as options exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 158,000 shares to Mr. Abraham for cash of $17,759.20.

Leslie-Michelle Wolf. On April 20, 2007, we entered into a consulting agreement with Leslie-Michelle Wolf, wherein Ms. Wolf agreed to provide worker's compensation technology consulting and sales marketing consulting to the Company. The term of the agreement began on April 20, 2007 and will continue until September 30, 2007. We agreed to compensate Ms. Wolf with 145,000 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted as options exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 145,000 shares to Ms. Wolf for cash of $16,298.

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

Revenue recognition

The Company recognizes revenue on multi-deliverables in compliance with the requirements of EITF 00-21. As previously disclosed, the Company recognizes revenue based on contractual milestones achieved pursuant to terms outlined in each individual contract. Typical milestones would include completion of installation and functionality testing of hardware and/or software in the prescribed environment. Upon effective use, the client is invoiced, and the Company recognizes revenue. In addition, the company's business model assumes several types of follow-on sales, such as paid advertising and additional hardware/software sales. Paid advertising consists of commercial use of the Company's Residence Ware message management system whereby each company advertising on the Residence Ware pay a fee to the Company based on each sale generated through the advertisements. All revenue generated through the on-line adverting is recognized upon receipt of payment per SOP 97-2. Aftermarket sales and services are recognized upon shipment of product or completion of services.

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

Off-Balance Sheet Arrangements.

As of June 30, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We have historically lost money. We had an accumulated deficit as of June 30, 2007, and 2006 of $18,738,120 and $16,000,516, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We received a substantial number of sales orders and refill orders beginning in mid-September 2006. At that time we had depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $5,400,000 in product to fill these orders, then causing our customers to wait to receive product from us. Most these orders were rescheduled. When our working capital reserves did not improve in subsequent fiscal quarters, we negotiated lesser arrangements with our institutional clients and we are currently delivering product to many, but not all of these clients. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

As of June 30, 2007, our four largest customers accounted for approximately 92% of our net sales. Our sales include distribution through several of our largest customers who then provide additional products and services as well as billing services on our behalf. We also provide direct sales to diabetics through our exclusive arrangements with our two joint venturers who operate closed door pharmacies, and sales to medical institutions. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who buy product directly, and also refer substantial “direct to patient” business upon which we accept assignment, or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. Although we also employ specialized consultants with public company accounting experience, our individual is nonetheless responsible for monitoring and ensuring compliance with our internal control procedures. As a result, from time to time our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to errors or misinformation being disseminated to the public. Investors relying upon these errors, if any,may make an uninformed investment decision.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability to generate revenue sufficient to continue as a going concern diminishing your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management. instaCare is, and will be, heavily dependent on the skill, acumen and services of our CFO, Secretary and Treasurer, Keith Berman and our Chairman Robert Jagunich. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of July 12, 2007, there were 12,056,600 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

As of June 30, 2007, Keith Berman, our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This marked the third reporting period since the period ended June 30, 2006 whereby the decisions and actions of the company's former CEO and Chairman were not a part of our review. Based upon his evaluation, Mr. Berman concluded that our disclosure controls and procedures are effective as of June 30, 2007.

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

We transact commerce in several health related market channels. From time to time, we may become involved in claims and litigation that arise out of the normal course of business or the normal course of the business of our suppliers, payors and customers. Healthcare is a very litigious industry. Other than as noted below there are no pending matters at the current time that in management's judgment may be considered potentially material to us.

instaCare Corp. vs. Ronald Kelly, et. al. (“Kelly”)

In July of 2005, the Company filed a complaint in the United States District Court, for the Central District of California (Case Number CV 05-4932-RSWL), against Ronald Kelly, Linda R. Kelly, Kimberly Kelly, and Kelly Company World Group, Inc., seeking damages for a number of counts. On December 18, 2006, the United States District Court, for the Central District of California ordered, adjudged and decreed that the Company shall have judgment against Kelly in the amount of $200,000, pursuant to the stipulation of the parties.

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company. Kelly returned 31,958,000 shares of common stock to the Company.

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

On January 17, 2007, the Superior Court for the State of California in Los Angeles County rendered its tentative decision against Investors Relations Services and Summit Trading, Ltd., finding that the December 2004 agreements were never submitted to the Board of Directors, were never approved or authorized by the Board of Directors, and that the Company has no obligations to either IRS or STL. In March 2007, the Company filed a motion with the Superior Court for the State of California for reimbursement of attorney's fees and costs. The court has subsequently awarded certain costs and fees to the Company. We are currently attempting to collect these costs.

Despite the court's rulings the company continues to suffer damages through the on-going actions of IRS and STL and their agents, including a former officer and director who is now working with IRS and STL and their agents. The Board of Directors is currently assessing additional legal options.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2007, we issued 25,000 shares of our restricted common stock to Nathan Kaplan and 25,000 shares of our restricted common stock to Svet Milic pursuant to a renewal of a 2005 licensing, property acquisition and work through agreement with both Nathan Kaplan and Svet Milic. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

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

On May 17, 2007, we issued a total of 625,000 shares of our common stock for services rendered to the Company upon the exercise of options (for cash totaling $70,250) to the following service providers:

Name	No. of Shares
Thais Abraham	158,000
Leslie Michelle Wolf	145,000
Joseph Wolf	146,500
Barbara Asbell	175,500

The above shares issued were registered in a Registration Statement on Form S-8 filed in December of 2006.

On May 21, 2007, our board of directors authorized the issuance of 89,000 shares of our restricted common stock to two (2) consultants (44,500 shares each) for services rendered to the Company. As of the date of this filing the shares have not been issued.

On April 19, 2007, Mercator Momentum Fund, LP. and Monarch Pointe Fund, LP. Converted 840 Series C Preferred Stock into 400,000 shares of our common stock. The 400,000 shares of common stock were issued on May 7, 2007.

Subsequent Issuances

On July 23, 2007, we issued a total of 184,700 shares of our restricted common stock to the following:

Name	No. of Shares	Reason
Suzanne Herring	95,600	Services
Svet Millic	44,550	Commission
Nathan Kaplan	44,550	Commission

We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company's financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

As of June 30, 2007, we were in default on the following loans or notes:

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	$87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	$920,379

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	$130,000

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

(Registrant)

By: /s/ Keith Berman
Keith Berman, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: August 14, 2007