Form 10QSB
period 2007-09-30
instaCare Corp.
filed 2007-11-16
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

MacArthur Court

4695 MacArthur Court

Eleventh Floor

Newport Beach, CA 92660

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on October 11, 2007, was 26,691,300 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

instaCare Corp.

Condensed Consolidated Balance Sheet

(unaudited)

Assets	September 30,
2007
Current assets:
Cash	$59,430
Accounts receivable	549,648
Prepaid expenses	3,822
Total current assets	612,900

Fixed assets, net of accumulated depreciation of $444,782	47,869

Other assets:
Deposits	3,412
Total other assets	3,412

Total assets	$664,181

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$111,412
Accrued expenses	165,196
Accrued interest	372,110
Current portion of long term debt	53,849
Convertible notes payable	1,457,009
Total current liabilities	2,159,578

Long term debt, net of current portion	98,297

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 3,249,000 shares
authorized, 207,526 shares issued and outstanding	208
Preferred series “A” stock, $0.001 par value, 750,000
shares authorized, no shares issued and outstanding	-
Preferred series “C” stock, $0.001 par value, 1,000,000
shares authorized, 18,500 shares issued and outstanding	19
Preferred series “D” stock, $0.001 par value, 1,000 share
authorized, no shares issued and outstanding	-
Common stock owed but un-issued, 12,839,000 shares	12,839
Common stock, $0.001 par value, 1,750,000,000 shares
authorized, 13,941,300 shares issued and outstanding	13,941
Dividend payable	240,539
Unamortized cost of shares issued for services	(157,500)
Additional paid-in capital	17,261,687
Accumulated (deficit)	(18,965,427)
Total stockholders’ deficit	(1,593,694)

Total liabilities and stockholders’ deficit	$664,181

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$1,585,538	$2,173,594	$3,705,669	$18,649,567
Cost of sales	1,327,518	2,118,688	3,124,822	17,768,215

Gross profit	258,020	54,906	580,847	881,352

Expenses:
General & administrative expenses	48,820	195,605	230,345	470,046
Payroll expense	74,358	117,103	162,256	468,338
Professional fees	1,680	22,511	83,656	216,011
Consulting fees	225,597	198,455	603,674	324,103
Depreciation and amortization	11,618	15,128	35,108	162,625
Impairment loss on an operating asset	-	21,460	-	21,460
Total expenses	362,073	570,262	1,115,039	1,662,583

Net operating (loss)	(104,053)	(515,356)	(534,192)	(781,231)

Other income (expense):
Financing costs	(3,205)	(37,040)	(14,328)	(42,040)
Contingent expenses	-	-	-	(90,000)
Interest expense	(56,293)	(116,713)	(168,786)	(300,010)
Total other income (expense)	(59,498)	(153,753)	(183,114)	(432,050)

Net (loss)	$(163,551)	$(669,109)	$(717,306)	$(1,213,281)

Weighted average number of
common shares outstanding - basic and fully diluted	13,155,843	8,537,909	11,702,736	7,764,628

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.08)	$(0.06)	$(0.16)

See notes to condensed consolidated financial statements.

instaCare Corp.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(717,306)	$(1,213,281)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	356,072	355,541
Options issued for services	356,646	184,487
Warrant amortization	9,328	-
Depreciation and amortization	35,108	152,491
Changes in operating assets/liabilities
(Increase) in accounts receivable	(282,482)	(1,318,182)
(Increase) in inventory	-	(128,277)
(Increase) decrease in prepaid expenses	(3,822)	39,706
Increase (decrease) in accounts payable	(136,641)	835,255
Increase (decrease) in accrued liabilities	(30,602)	119,531
Increase in accrued interest	163,879	-
Net cash (used) by operating activities	(249,820)	(972,729)

Cash flows from financing activities
Proceeds from demand note – related party	155,430	26,000
Payments on demand note – related party	(68,150)	-
Proceeds from note payable	-	455,000
Payments on convertible notes payable	(33,239)	(216,009)
Proceeds from the exercise of options	225,708	-
Proceeds from the exercise of common stock	10,000	-
Net cash provided (used) by financing activities	289,749	264,991

Net increase (decrease) in cash	39,929	(707,738)
Cash – beginning	19,501	709,295
Cash – ending	$59,430	$1,557

Supplemental disclosures:
Interest paid	$1,962	$173,742
Income taxes paid	$-	$-

Non-cash transactions:
Shares and options issued for services	$712,718	$540,028
Warrants and options issued for financing	$9,328	$-
Accounts payable converted to note payable	$160,385	$-
Shares issued for debt conversion	$50,000	$-
Shares issued for debt conversion – related party	$150,000	$-

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

Note 2 – Going concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of distributions platforms through which our products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 - Concentration

During the nine months ended September 30, 2007, approximately $3,240,000 or 87% of our total sales originated from three customers. There can be no assurance that our major customers will continue to purchase products The loss of our largest customers or a decrease in product sales would have a material adverse effect on our business and financial condition.

Note 4 – Fixed assets

Depreciation expense totaled $35,108 and $36,283 for the nine month period ended September 30, 2007 and 2006, respectively.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Notes payable and related parties

On August 27, 2007, a note holder elected to convert a portion of the principal balance of their note into shares of our common stock. We issued 165,000 and 335,000 shares of our common stock to Mercator Momentum Fund, Ltd. and Monarch Pointe Fund, Ltd., respectively for the conversion. The fair value of the shares on the date of conversion was $50,000.The outstanding principal balance at September 30, 2007 was $870,379.

As of September 30, 2007 we have received cash advances from our chief executive officer for operational expenses. The advances are due on demand and accrued interest at a rate of 9.5%. On September 28, 2007, he elected to convert $150,000 of the principal balance into 7,500,000 shares of our common stock or $0.02 per share. The market value of our shares on the date of conversion was $0.04. As of September 30, 2007, the remaining principal balance was $281. In addition, we have accrued interest totaling $9,458 which is unpaid at September 30, 2007.

Notes payable consisted of the following as of September 30, 2007:

September 30, 2007

Demand note from a related party, bearing interest at 9.5%	$281

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	870,379

Convertible promissory note, bearing interest at 1.25% per month, maturing October 31, 2007 ($170,000 net of $959) discount)	169,041

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, maturing December 31, 2007	200,000

Promissory note, bearing interest at 9% Per annum, maturing June 20, 2010	152,146

Total notes payable	1,609,155

Current portion	1,510,858

Total long term notes payable	$98,297

We have recorded interest expense totaling $168,786 and $300,010 during the nine- months ended September 30, 2007 and 2006, respectively.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Stockholder’s equity

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 1,000,000 shares are designated as Series C, and 1,000 shares are designated as Series D. We are authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

On January 3, 2007, we issued 227,200 shares of common stock for the exercise of options issued pursuant to our 2006 stock option plan to various consultants for cash totaling $38,624.

On January 3, 2007, we issued 150,000 shares of common stock for services valued at $49,500, the fair value of the underlying shares.

On February 9, 2007, we issued 250,000 shares of common stock for the exercise of options issued pursuant to our 2006 stock option plan to various consultants for cash totaling $42,500.

On February 12, 2007, we issued 130,000 shares of common stock for the exercise of options issued pursuant to our 2006 stock option plan to various consultants for cash totaling $22,100.

On February 15, 2007, we issued 242,000 shares of common stock for the exercise of options issued pursuant to our 2006 stock option plan to various consultants for cash totaling $41,140.

During the three-months ended March 31, 2007, we agreed to issue 470,779 shares of common stock for the conversion of 1,000 shares of our preferred “C” stock to Mercator Momentum Fund and Monarch Pointe Fund pursuant to the 2005 purchase agreement.

On March 31, 2007, we agreed to issue 50,000 shares of common stock for the exercise of options in exchange for cash totaling $11,100. The shares were subsequently issued during the quarter ended June 30, 2007.

On April 5, 2007, we issued 50,000 shares of common stock for license renewal fees to two individuals. We recorded licensing fees in the amount of $19,000, the fair value of the shares.

On May 7, 2007, we issued 400,000 shares of common stock for the conversion of 500 shares of our preferred “C” stock to Mercator Momentum Fund and Monarch Pointe Fund pursuant to the 2005 purchase agreement.

On May 17, 2007, we issued 625,000 shares of common stock for the exercise of options issued pursuant to our 2006 stock option plan to various consultants for cash totaling $70,250.

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

On May 21, 2007, we authorized the issuance of 89,000 shares of common stock valued at $23,140 for consulting services received. As of September 30, 2007, the shares were un-issued.

On June 21, 2007, we authorized the issuance of 185,600 shares of common stock for accrued expenses totaling $38,787. The shares were subsequently issued on July 23,, 2007.

On August 27, 2007, we issued 500,000 share of our common stock at a price of $0.10 per share for the conversion of debt in the amount of $50,000.

On September 13, 2007, we issued 1,000,000 shares of common stock for the exercise of options issued pursuant to our 2006 stock option plan to various consultants for cash services valued at $77,000.

On September 19, 2007, we issued 200,000 shares of common stock for cash totaling $10,000.

On September 28, 2007, we authorized the issuance of 7,500,000 shares of our common stock at a price of $0.02 per share to our chief executive officer for the conversion of $150,000 of the principal balance of his note. The market price per share on the date of conversion was $0.04. As of September 30, 2007, the shares were unissued.

On September 28, 2007, we agreed to issue 5,250,000 shares of common stock to its two directors as compensation for services from July 1, 2007 through July 1, 2008. The fair value of the shares on the date of grant was $210,000 and will be amortized over the one year service period. As of September 30, 2007, we have recorded compensation expense in the amount of $52,500 and unamortized cost of shares issued for services of $157,500.

Note 7 – Options

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan” (the “Plan”) and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan.

During the three-months ended March 31, 2007, we issued options to purchase up to 849,200 shares of par value common stock at an exercise price of $0.17 per shares for various consulting services received. We recorded an expense in the amount of $203,520 the fair value of the options using the Black-Scholes pricing model. As of March 31, 2007, all options were exercised for cash totaling $145,000

During the three-months ended June 30, 2007, we issued options to purchase up to 625,000 shares of par value common stock at an exercise price of $0.11 per share for various consulting services. We recorded an expense in the amount of $188,548. the fair

instaCare Corp.

Notes To Condensed Consolidated Financial Statements

(unaudited)

value of the options using the Black-Scholes pricing model. As of June 30, 2007, all options were exercised for cash totaling $70,250.

During the three-months ended September 30, 2007, we issued options to purchase up to 1,000,000 shares of par value common stock at an exercise price of $0.077 per share for various consulting services. We recorded an expense in the amount of $57,500. the fair value of the options using the Black-Scholes pricing model. As of September 30, 2007, all options were exercised in exchange for services valued at $77,000.

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2007	-	$-0-

Options granted	2,474,200	0.117
Options cancelled	-	-
Options exercised	2,474,200	0.117

Balance, September 30, 2007	-	$-0-

Exercisable, September 30, 2007	-	$-0-

Note 8 - Warrants

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2007	1,428,750	$1.86

Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-

Balance, September 30, 2007	1,428,750	$1.86

Exercisable, September 30, 2007	1,428,750	$1.86

Note 9 – Subsequent events

On October 3, 2007, we issued 12,750,000 shares of common stock previously authorized.

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

Item 2. Management’s Discussion and Analysis.

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

We continue to exploit our business prospects. However, our working capital reserves have continued to deplete and we are forced to continue to delay fulfillment of many sales orders. On October 31, 2007 we took steps to alleviate some of our capital needs by agreeing to terms with Centurion Capital Resources, LLC for a $1 million revolving line of credit specifically tailored to our business and for the fulfillment of many of our larger sales orders.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2007 compared to September 30, 2006.

INCOME:

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$1,585,538	$2,173,594	$(588,056)	(27%)

Cost of Sales	1,327,518	2,118,688	(791,170)	(37%)

Gross Profit	258,020	54,906	203,114	4%

Gross Profit Percentage of Sales	16%	3%		13%

Revenue

Our revenue for the three months ended September 30, 2007 was $1,585,538, compared to revenue of $2,173,594 in the three months ended September 30, 2006. This resulted in a decrease in revenue of $588,056, or 27%, from the same period a year ago. The decrease in revenue was due to a lack of sufficient operating capital needed to manage our medical diagnostics products business, particularly the pre-payment required for the sale of diabetic test strips. However, the decrease in revenue was partially offset by an increased gross profit percentage of revenue.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended September 30, 2007 was $1,327,518, a decrease of $791,170, or 37% from $2,118,688 for the three months ended September 30, 2006. The decrease in the cost of sales in the current period was a direct result of our decrease in sales. We currently lack sufficient operating capital required for the pre-purchase of goods to manage our medical diagnostics business and we have experienced additional competition in the overall market place. We have focused on managing the productivity of our current market share through increasing our profit margins.

Gross profit as a percentage of sales increased from 3% for the months ended September 30, 2006 to 16% for the three months ended September 30, 2007. The increase in gross profit margin was caused by our ability to manage our purchasing in order to achieve increased spread in our retail pricing.

EXPENSES:

	Three Months Ended September 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$48,820	$195,605	$(146,785)	(75%)
Payroll expense	74,358	117,103	(42,745)	(37%)
Professional fees	1,680	22,511	(20,831)	(93%)
Consulting	225,597	198,455	27,142	14%
Impairment of an operating asset	-	21,460	(21,460)	-
Depreciation and amortization	11,618	15,128	(3,510)	(23%)
Total expenses	362,073	570,262	(208,189)	(33%)

Net operating (loss)	(104,053)	(515,356)	(411,303)	80%

Other income (expense):
Financing costs	(3,205)	(37,040)	(37,040)	-
Interest (expense)	(56,293)	(116,713)	(57,215)	(49%)

Net (loss)	$(163,551)	$(669,109)	$(505,558)	(76%)

General and Administrative

Our general and administrative expenses relate to the operation and leasing costs of our corporate office and warehouse facilities. General and administrative expenses for the three months ended September 30, 2007 were $48,820 compared to $195,605 for the three months ended September 30, 2006, a decrease of $146,785. Our decrease is primarily due to a reduction in our insurance expense and licensing fees. We anticipate our general and administrative expenses to remain fairly constant with the operational structure currently in place.

Payroll Expenses

Our payroll expense consists primarily of management and employee salaries. Payroll expense for the three months ended September 30, 2007 was $74,358 compared to Payroll expense of $117,103 for the three months ended September 30, 2006. Due to our decline in revenues over the previous period, management has focused on controlling payroll expenses through staff eliminations and salary reductions. We anticipate the reduction as being temporary, increasing over the next quarter as revenues increase and become sufficient to support additional staff and increased executive compensation.

Consulting Expense

Our consulting expense for the three months ended September 30, 2007 was $225,597 and consisted of equity based compensation issued to prescription drug specialists. During the same period in 2006, our consultants provided marketing and financial services, business development expertise and medical consulting services. In 2006, we paid a total of $198,455 in the form of shares and options for consulting services. We anticipate a continued need for the services of various consultants and expect the cost for those services to remain comparable to our historical payments.

Professional Fees

Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the three months ended September 30, 2007 were $1,680 compared to professional fees of $22,511 for the three months ended September 30, 2006, a decrease of $20,831 or 93%. The decrease was the result of the cancellation of a service agreement previously accrued in the amount of $25,000. We will continue to seek the services of outside professionals for general corporate governance and regulatory compliance and anticipate stable costs for these services in the future.

Depreciation and Amortization

Our depreciation and amortization expense was $11,618 for the three months ended September 30, 2007 compared to $15,128 for the three months ended September 30, 2006. The decrease of $3,500 is attributable to the full depreciation of aged assets. We anticipate our depreciation expense to remain consistent with our current period expense until further capital expenditures are required.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2007 were $362,073 compared to $570,262 for the three months ended September 30, 2006. The decrease in total operating expenses of $208,189 was mainly a result of staff eliminations, reductions in insurance and licensing fees. During the prior year, we also experienced non-recurring costs required to support the commencement of significant operations.

Net Operating (Loss)

Our net operating loss for the three months ended September 30, 2007 was $104,053 compared to a net operating loss of $515,356 for the three months ended September 30, 2006. Our decrease in net loss of $411,303 is the result of an increase in our gross profit margin and a decrease in operating expenses over the same previous period.

Interest Expense

Interest expense was $56,293 for the three months ended September 30, 2007 compared to $116,713 for the three months ended September 30, 2006.

Net (loss)

Our net loss from operations decreased $505,558 to $163,551 for the three months ended September 30, 2007 compared to net loss of $669,109 for the three months ended September 30, 2006. We expect continued improvements in our operational results through ongoing efforts to increase distribution and sales channels and control over day to day operating expenses by management.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2007 compared to September 30, 2006.

INCOME:

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$3,705,669	$ 18,649,567	$(14,943,898)	(80%)

Cost of Sales	3,124,822	17,768,215	(14,643,393)	(82%)

Gross Profit	580,847	881,352	(300,505)	(34%)

Gross Profit Percentage of Sales	16%	5%		(11%)

Revenue

Our revenue for the nine months ended September 30, 2007 was $3,705,669, compared to revenue of $18,649,567 in the nine months ended September 30, 2006. This resulted in a decrease in revenue of $14,943,898, or 80%, from the same period a year ago. The decrease in revenue was due to a lack of sufficient operating capital needed to manage our medical diagnostics business.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the nine months ended September 30, 2007 was $3,124,822, a decrease of $14,643,393, or 82% from $17,768,215 for the nine months ended September 30, 2006. The decrease in the cost of sales in the current period was a direct result of our decrease in sales. We lack sufficient operating capital required for the pre-purchase of goods and we have experienced additional competition in the overall market place, we have focused on managing the productivity of our current market share through our profit margins.

Gross profit as a percentage of sales increased from 5% for the nine months ended September 30, 2006 to 16% for the nine months ended September 30, 2007. The increase in gross profit margin was caused by our ability to manage our purchasing and balance our wholesale market more efficiently with our retail markets which inherently provide an opportunity to achieve greater gross profit margins.

EXPENSES:

	Nine Months Ended September 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$230,345	$470,046	$(239,701)	(51%)
Payroll expense	162,256	468,338	(306,082)	(65%)
Consulting fees	603,674	324,103	279,571	86%
Professional fees	83,656	216,011	(132,355)	(61%)
Depreciation and amortization	35,108	162,625	(127,517)	(78%)
Impairment of an operating asset	-	21,460	(21,460)	-
Total expenses	1,115,039	1,662,583	(547,544)	(33%)

Net operating (loss)	(534,192)	(781,231)	(247,039)	(32%)

Other income (expense):
Contingencies	-	(90,000)	(90,000)	-
Financing costs	(14,328)	(42,040)	(30,917)	(74%)
Interest (expense)	(168,786)	(300,010)	(128,019)	(43%)

Net (loss)	$(717,306)	$(1,213,281)	$(495,975)	(41%)

General and Administrative

Our general and administrative expenses relate to the operation and leasing costs of our corporate office and warehouse. General and administrative expenses for the nine months ended September 30, 2007 were $230,345 compared to $470,046 for the nine months ended September 30, 2006, a decrease of $239,701. During the nine months ending September 30, 2007, we experienced decreases in our licensing, insurance and warehousing costs which account for the majority of our reduction in general and administrative costs. We anticipate our general and administrative expenses to remain fairly constant with the operational structure currently in place.

Payroll Expenses

Our payroll expense consists primarily of management and employee salaries. Payroll expense for the nine months ended September 30, 2007 was $162,256 compared to payroll expense of $468,338 for the nine months ended September 30, 2006, a decrease of $306,082 or 65%. The decrease in payroll expenses is the direct result of our decline in revenue. As a result we have made significant changes to compensation levels and the number of full time personnel on staff. Management continues to focus on controlling payroll expenses until such time as sufficient revenues are generated to support increases in compensation structures and additional personnel.

Consulting Expense

Our consulting expense consists of prescription drug specialists, financial consultants and marketing professionals. Consulting expense totaled $603,674 and $324,103 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $279,571 was the result of additional prescription drug consulting required due to our decrease in staffing.

Professional Fees

Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the nine months ended September 30, 2007 were $83,656 compared to professional fees of $216,011 for the nine months ended September 30, 2006, a decrease of $132,355 or 61%. During 2006, we had incurred additional non-recurring legal fees in connection with our July 2005, complaint against Ronald Kelly, Linda R. Kelly, Kimberly Kelly, and Kelly Company World Group, Inc. Though we foresee the continued need for services provided by attorneys and accountants for general corporate governance and regulatory compliance, we do not anticipate extraordinary professional fees arising as a result of our general course of operations.

Depreciation and Amortization

Our depreciation and amortization expense was $35,108 for the nine months ended September 30, 2007 compared to $162,625 for the nine months ended September 30, 2006. The decrease of $127,517 was directly attributable to the full accretion of amortizable loan fees. We anticipate our depreciation expense to remain consistent with our current period expense until further capital expenditures are required.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $1,115,039 compared to $1,662,583 for the nine months ended September 30, 2006. The decrease in total operating expenses was mainly a result of management’s efforts to control overhead costs.

During the prior year, we experienced non-recurring costs required to support the commencement of significant operations.

Net Operating (Loss)

Our net operating loss for the nine months ended September 30, 2007 was $534,192 compared to a net operating loss of $781,231 for the nine months ended September 30, 2006. Net operating income (loss) is the result of revenue minus total expenses. Our net loss increase year to year is directly attributable to our decreased sales revenue during the period ended September 30, 2007.

Interest Expense

Interest expense was $168,786 for the nine months ended September 30, 2007 compared to $300,010 for the nine months ended September 30, 2006.

Net (loss)

Our net loss from operations was $717,306 for the nine months ended September 30, 2007 compared to net loss of $1,213,281 for the nine months ended September 30, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and through our focus in acquiring additional sales and distribution partners and greater profit margins.

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

Seasonality

We have completed two full years of operation of our prescription drug and diabetes diagnostics. We have recently added wound care and ostomy care products during the quarter just ended. Our experiences point to businesses that display certain seasonal trends. One explanation is that seasonality corresponds with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers to their insureds along with new plan formularies (price schedules). This in turn tends to influence “stocking up” buying/ordering behavior on the part of the insured.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2007 compared to December 31, 2006.

	September 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 612,900	$ 286,667	$ 326,233	114%

Current Liabilities	$ 2,159,578	$ 2,604,610	$(445,032)	(17%)

Working Capital (deficit)	$(1,546,678)	$ (2,317,943)	$771,265	33%

Internal and External Sources of Liquidity

On October 31, 2007, we entered into a preliminary agreement and agreed to terms with Centurion Capital Resources, LLC of NY, (“Centurion”) to secure a $1,000,000 revolving credit facility that is geared specifically to our business. This facility, which includes the use of a trustee bank account controlled by the Company, and profit sharing terms payable in cash from proceeds and securities, is offered to us at market credit rates. We are in the process of closing this facility and expect to be using the facility in November 2007. The credit facility is anticipated to allow us to increase the available credit as our business grows. Even though the agreement with Centurion is expected to meet a majority of our external capital needs, we continue to seek additional proposed credit facilities that include working capital lines.

On November 7, 2006, we entered into a preliminary agreement with Northern Healthcare Capital, LLC to secure a $2,000,000 revolving credit facility that was geared specifically to our business. This facility, also offered to us at market credit rates, was subject to verification of certain representations and warranties and usual and customary closing details. The credit facility would have allowed us to increase the available credit in increments of $250,000 as our business grew but also required the company to put certain of its own capital at risk. This agreement was placed on hold in April 2008 due to our lack of sufficient working capital required.

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

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. Also, on July 3, 2006 we paid interest and fees of $6,542 and on August 16, 2006 made a $50,000 principal payment on the note. During the three months ended March 31, 2007 we made an additional principal payment of $25,000. As of September 30, 2007, the remaining principal balance was $130,000.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007. On May 17, 2007 the parties agreed to renew the Note through December 31, 2007. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. We renewed Mr. Knapp’s conversion option on January 17, 2007 through January 17, 2008. We continue to accrue interest payable on this note. We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2008. Mr. Knapp exercised his warrant on March 22, 2007 and on April 18, 2007 we issued the 50,000 shares to Mr. Knapp. No additional activity has occurred since this warrant exercise.

Promissory Note with Invacare Corporation

On June 20, 2007, we entered into a promissory note with Invacare Corporation for the principal amount of $160,385, thereby retiring an equal amount due and recorded as a payable. Pursuant to the note we promised to pay Invacare the sum of $160,385 together with interest at a rate of nine percent (9%) per annum, payable in thirty-six (36) equal consecutive monthly installments in the sum of $5,100.20. The consecutive monthly installments commenced on the 10th of July, 2007 and will continue on the same day of each calendar month thereafter until paid in full. In the case of a default in payment, Invacare may, at its option, without notice or demand, accelerate the maturity of the indebtedness then outstanding under the note and declare the same to be at once due and payable. The company is currently current with its monthly installments on this Note.

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

As of September 30, 2007, our cash balance was $59,430. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing,

and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. Over the past 12 months we have received a substantial number of sales orders and refill orders from both our customers and joint venture partners. However due to our depleted cash resources we have been unable to pre-pay certain of our product suppliers for goods thus causing our customers and joint venture partners to wait to receive product from us. Our management estimates that our lack of capital has led to delays or losses of sales in excess of $11 million since August 2006. While a portion of our sales orders were rescheduled many were lost to our competition. In 2007 due to lack of improvement in our working capital reserves, we have at times negotiated less profitablearrangements with our institutional clients. Through September 30, 2007 we have managed to protect most of our direct to patient business. We have thus managed to keep some of our distribution activities going when our limited resources have allowed us.

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

On May 10, 2007, we entered into an exclusive joint venture agreement with R&R Drugs, Inc., Brooklyn, NY (“R&R”) to augment our medical prescription drug and diagnostics business. Through our subsidiary Pharma Tech Solutions, Inc. we were granted exclusive use to R&R’s Closed Door Pharmacy License (#020048 issued by the State of New York) for the distribution of medical products to certain market channels, as well as other concessions by R&R concerning their federal DEA license and Medicare HIN. Also, as part of the agreement, we granted use to R&R of certain of our medical group buying facility schedules. We have begun business under the agreement. We are seeking other similar agreements and are in discussions with a pharmacy in Arizona.

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

On November 16, 2005, the Company, through its Pharma Tech Solutions, Inc. subsidiary, was granted a retail pharmacy license by the Arizona State Board of Pharmacy. This license, Board of Pharmacy Permit Number 4374, is believed by management to be a key ingredient to fulfilling our business plan. We are presently taking steps to renew this permit and are in the process of securing the services of a senior pharmacist. This license will allow us to directly fill prescriptions, rendered by physicians for their patients using our proprietary Wi-Fi technologies and our novel use of the Internet, to securely relay the prescriptions electronically. In November 2006, we renewed our license through the Arizona State Board of Pharmacy. We plan to renew this license again in November 2007.

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

We currently employ 7 employees, of which 3 are full time employees, and 4 part-time sales/customer support representatives. No full time employees are covered by labor agreements or employment contracts. We expect a significant change in the number of full time employees over the next 12 months as soon as we implement our new credit facility as we strive to fulfill our prescription drug distribution plans.

Placement Agreement with Capital Growth Resources

On March 14, 2007, we executed a letter agreement with Capital Growth Resources (“CGR”), wherein we agreed that CGR will serve as our exclusive placement agent in connection with the placement of new securities (the “offering”). On July 8, 2007 we memorialized this letter agreement with a Placement Agreement. We have paid CGR a one time up front engagement fee of $5,000 and we agreed to pay an additional $10,000 upon successful completion of the offering memorandum and the opening of escrow. We have, as of July 31, 2007, paid an additional $5,000, for a total of $10,000. Additionally, we will pay CGR the following fees and other compensation based on the success of their best efforts:

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

Finders Agreement

On September 7, 2007, we entered into a Finder's Agreement with Intercontinental Capital Corp. ("Finder"), wherein the Finder to act as the Company's non-exclusive finder with respect to sales by the Company in an asset based transaction i.e. credit facility in an initial advance of $500,000. Often times Finders engaging in these services will rely on several levels of associates. The Finder will introduce the Company to Lenders (such lendors introduced to the Company by the Finder referred to herein as the "Offerees"). In consideration for the services rendered we agreed to pay the Finder cash compensation equal to 5% of the gross Offering funds received by the Company in the Offering from an Offeree. Additionally, we agreed to issue shares of our restricted common stock equal to 5% of the gross Offering funds received by the Company in the Offering from an Offeree to the Finder. The agreement will automatically terminate upon completion of the Offering. Subsequent to executing this agreement the company has been introduced to three additional associates with whom the company is now working, Market Solutions Ltd. Of Boca Raton, FL, Water’s Edge Advisors, LI, NY and Premier Funding & Financial Marketing LLC, Phoenix, AZ.

Consultants

Barbara Asbell. On April 20, 2007, we entered into a consulting agreement with Barbara Asbell, wherein Ms. Asbell agreed to provide healthcare business and medical IT consulting, plus medical IT merger and acquisition planning and introductions consulting to the Company. The term of the agreement began on April 20, 2007 and terminated September 30, 2007. We agreed to compensate Ms. Asbell with 97,500 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted and exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 97,500 shares to Ms. Asbell for cash of $10,959.

On September 11, 2007, we granted 250,000 additional options to Ms Asbell to purchase shares of our common stock at an exercise price of $0.117 for services provided through September 30, 2007. The options were exercised immediately in exchange for services valued at $19,250.

Joseph Wolf. On April 20, 2007, we entered into a consulting agreement with Joseph Wolf, wherein Mr. Wolf agreed to provide medical information technology consulting to the Company. The term of the agreement began on April 20, 2007 and terminated on September 30, 2007. We agreed to compensate Mr. Wolf with 146,500 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted as options exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 146,500 shares to Mr. Wolf for cash of $16,467.

On September 11, 2007, we granted 250,000 additional options to Mr. Wolf to purchase shares of our common stock at an exercise price of $0.117 for services provided through September 30, 2007. The options were exercised immediately in exchange for services valued at $19,250.

Thais Abraham. On April 20, 2007, we entered into a consulting agreement with Thais Abraham, wherein Mr. Abraham agreed to provide healthcare business and medical IT consulting, plus medical IT merger and acquisition planning and introductions consulting to the Company. The term of the agreement began on April 20, 2007 and terminated on September 30, 2007. We agreed to compensate Mr. Abraham with 158,000 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted as options exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 158,000 shares to Mr. Abraham for cash of $17,759.

On September 11, 2007, we granted 250,000 additional options to Ms. Abraham to purchase shares of our common stock at an exercise price of $0.117 for services provided through September 30, 2007. The options were exercised immediately in exchange for services valued at $19,250.

Leslie-Michelle Wolf. On April 20, 2007, we entered into a consulting agreement with Leslie-Michelle Wolf, wherein Ms. Wolf agreed to provide worker’s compensation technology consulting and sales marketing consulting to the Company. The term of the agreement began on April 20, 2007 and terminated on September 30, 2007. We agreed to compensate Ms. Wolf with 145,000 options to purchase shares of our common stock at $0.363 per share for a period of 3 years. The options were granted as options exercised into shares of common stock with the exercise of the options being provided as compensation under the agreement. On May 17, 2007, we reduced the exercise price to $0.1124 per share and issued the 145,000 shares to Ms. Wolf for cash of $16,298.

On September 11, 2007, we granted 250,000 additional options to Ms. Wolf to purchase shares of our common stock at an exercise price of $0.117 for services provided through September 30, 2007. The options were exercised immediately in exchange for services valued at $19,250.

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

Off-Balance Sheet Arrangements.

As of September 30, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

Our unprofitable operating history could delay our growth and result in the loss of your investment.

We have had a continued unprofitable operating history, which makes an evaluation of our business and prospects subject to substantial risks and uncertainties. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with limited capital resources. Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth. To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in our common shares.

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money. We had an accumulated deficit as of September 30, 2007, and 2006 of $18,965,427 and $16,533,462, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. Over the past 12 months we have received a substantial number of sales orders and refill orders from both our customers and joint venture partners. However due to our depleted our cash resources we have been unable to pre-pay certain of our product suppliers for goods, thus causing our customers and joint venture partners to wait to receive product from us. Our management estimates that our lack of sufficient working capital has led to delays or losses of gross sales in excess of $11 million since August 2006. While a portion of our sales orders were rescheduled many were lost to our competition. In 2007 when our working capital reserves did not improve we attempted to negotiate lesser arrangements with our institutional clients and we are currently delivering product to several of these clients. We have managed to protect most of our direct to patient business.

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

As of September 30, 2007, our three largest customers and exclusive arrangement ventures accounted for approximately 87% of our net sales. Our sales include distribution through several of our largest customers who then provide additional products and services as well as billing and/or collection services on our behalf. We also provide direct sales to diabetics through our exclusive arrangements with our two joint ventures who operate closed door pharmacies, and sales to medical institutions. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who buy product directly, and also refer substantial “direct to patient” business upon which we accept assignment, or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

We have one individual performing the functions of all officers and directors. Although we also employ specialized consultants with public company accounting experience, our individual is nonetheless responsible for monitoring and ensuring compliance with our internal control procedures. As a result, from time to time our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to errors or misinformation being disseminated to the public. Investors relying upon these errors, if any, may make an uninformed investment decision.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock. As of October 11, 2007, there were 26,691,300 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. We filed our Form 10-QSB for the periods ended June 30, 2006 and September 30, 2006 late, therefore, one more late filing will result in de-quotation from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

Our Principal Executive Officer and Chief Financial Officer Keith Berman has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, Mr. Berman concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

We transact commerce in several health related market channels. From time to time, we may become involved in claims and litigation that arise out of the normal course of business or the normal course of the business of our suppliers, partners and customers. Healthcare is a very litigious industry. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

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

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company. Kelly returned 399,475 shares of common stock to the Company.

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

Despite the court’s rulings the company continues to suffer damages through the on-going actions of IRS and STL and their agents, including a former officer and director who is working with IRS and STL and their agents. The Board of Directors is currently assessing additional legal options.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2007, we issued a total of 184,700 shares of our restricted common stock to the following individuals:

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

On August 15, 2007, Mercator Momentum Fund, L.P. and Monarch Pointe Fund, Ltd. converted 300 Series C Preferred Stock into 500,000 shares of our common stock. The 500,000 shares of common stock were issued on August 27, 2007.

On September 13, 2007, we issued a total of 1,000,000 shares of our common stock to the following individuals:

Name	No. of Shares	Reason
Thais Abraham	250,000	Services
Leslie-Michelle Wolf	250,000	Services
Joseph Wolf	250,000	Services
Barbara Asbell	250,000	Services

The above shares issued on September 13, 2007 were registered in a Registration Statement on Form S-8 filed on August 31, 2007.

On July 27, 2007, we sold 200,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $10,000. The 200,000 shares were issued on September 19, 2007. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to their investment decision.

Subsequent Issuances

On October 3, 2007, we issued 7,500,000 shares of our restricted common stock to Keith Berman, Chief Financial Officer of the Company, pursuant to the conversion of his $150,000 promissory note. We believe that the issuances of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his investment decision.

On October 3, 2007, we issued a total of 5,500,000 shares of our restricted common stock to two of our directors as follows:

Name	No. of Shares	Reason
Robert Jagunich	2,750,000	Director's Fees
Keith Berman	2,750,000	Director's Fees

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarter covered by this report.

Item 3.	Defaults Upon Senior Securities.

As of September 30, 2007, we were in default on the following loans or notes:

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	$87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	$870,379

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	$130,000

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSTACARE CORP.

(Registrant)

By: /s/Keith Berman
Keith Berman, Chief Financial Officer
(On behalf of the registrant and as
principal accounting officer)

Date: November 16, 200