Form 10-K
period 2007-12-31
instaCare Corp.
filed 2008-04-03
CIK 1144225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code (805) 466-1973

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes  ☑ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $911,883 based on a share value of $0.03.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 34,700,688 shares of common stock, $0.001 par value, outstanding on March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

INSTACARE CORP
FORM 10-K

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	loss of customers or sales weakness;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures and/or general working capital; and

•	operational inefficiencies in distribution or other systems.

•	our ability to recruit and hire key employees;

•	the inability of management to effectively implement our strategies and business plans; and

•	the other risks and uncertainties detailed in this report.

In this form 10-K references to “instaCare”, “the Company”, “we,” “us,” and “our” refer to INSTACARE CORP. and its wholly owned Nevada corporation operating subsidiaries, Medicius, Inc., Pharma Tech Solutions, Inc., Pharmtech Direct Corp., and PDA Services, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.instacare.net. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of written request to us at instaCare Corp, 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

PART I

Item 1. Business.

Overview

InstaCare Corp. (ISCR) is a nationwide prescription drug, prescription diagnostics and home testing products distributor. Our subsidiaries, Medicius, Inc., Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription drug and prescription diagnostics products as well as several lines of ostomy, wound care and post-surgery medical products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, formerly a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, AZ based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service value added DME provider of products and services.

We also offer information technology solutions in several medical care market channels by providing physicians with information at the point of care. Our products, unlike many other medical information, use palm-sized computers (PDA's), which operate on any Microsoft Mobiles "Pocket PC" based handheld device, either in a wireless or "wired" mode, which allow physicians to carry, access and update their patients' histories, medication data, and best care guidelines - all at the point of care.

During the last fiscal year we have executed definitive agreements with New York based R&R Drugs and Phoenix Arizona based Genrich United Pharmacy. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We currently employ 3 full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. We also employ one full time and six part time personnel. These people are located in Florida, California and New Jersey and act as sales and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.instacare.net.

Business Development

We were originally incorporated in the State of Nevada on March 2, 2001 as ATR Search Corporation (“ATR”). In June of 2002, ATR merged with Medicius, Inc. whereby Medicius remained as a wholly owned subsidiary of ATR. Following the merger the operations of Medicius were conducted through ATR and the former operations of ATR were conducted through CareTechnologies, LLC, a wholly owned subsidiary of ATR. Under the terms of the merger agreement, the stockholders of Medicius received 412,110 shares of ATR’s common stock and 103,028 warrants in exchange for 100% of the outstanding shares of Medicius’ common stock. On August 2, 2002, we amended our Articles of Incorporation to change our name from ATR to CareDecision Corporation. CareTechnologies, LLC was dissolved on May 20, 2003, but CareDecision continued conducting all operations of CareTechnologies. On November 19, 2004, we incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc. In March 2006 we incorporated an additional Nevada corporation subsidiary, Pharmtech Direct corp.

On April 1, 2005, we amended our Articles of Incorporation to change our name from CareDecision Corporation to instaCare Corp. Our common stock trades on the over-the-counter securities market through the Financial Industry Regulatory Authority Automated Quotation Bulletin Board System, under the trading symbol “ISCR”.

Throughout this filing all references to shares have been restated to reflect an 80:1 reverse stock split enacted on February 3, 2006.

OUR BUSINESS

We have recently focused our business attention towards providing prescription drugs, prescription diagnostics, at-home testing and medical/surgical products through several medical distribution channels. Our secondary business objective has been to provide medical information technology (IT) for use with Internet-based communication, and network software systems and applications, that reside on and function through a Windows CE-Based PDA- available from most major computer brands such as Sony, Dell, IBM and Palm -to the medical fields and the lodging and time-share real estate industries.

We are distributing prescription drugs, prescription diagnostics, at-home testing, post-surgical products and developing medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals, we use palm-sized computers (PDA's), which operate on any Microsoft Windows CE "Pocket PC" based handheld device, either in a wireless or "wired" mode, and allows physicians to carry, access and update their patients' histories, medication data, and best care guidelines - all at the point of care.

The local host for our PDA devices is a Windows (9X, NT, XP, 2003 or later) based PC, which, in turn, permits one to eight of the aforementioned PDA's to be linked to either a medical network or hotel/motel wide area network, or help-desk network, and allows each PDA to become a uniquely identified mobile node on that network, independent of PC linkage, thereby, assisting the professional, whether he be a doctor, hotel owner, hotel guest or satellite broadcast technician.

We have established a core management team experienced in all phases of health care, data management and the Web.

Through December 31, 2007, our operations have been conducted through instaCare Corp. and our subsidiaries PDA Services, Inc., Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and Medicius, Inc. On June 30, 2007 we ceased operating through our subsidiary Medicius, Inc.

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

We also have adapted our medical communications technologies to service the real estate management and hotel/motel/convenience industries. Our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Prescription Drug Distribution

On January 4, 2006, we transacted our first commerce by distributing at home diabetic test strips to the patient base then serviced by CareGeneration, Inc., the company’s acquisition target. This commerce was initiated under a “work-through” agreement by and between us, our subsidiaries Pharma Tech Solutions, Inc. and Medicius, Inc., CareGeneration, Inc., Ronald Kelly and his Kelly Company World Group, Inc. private corporation. Subsequently, we accepted additional orders for future business and fulfilled these orders thereby building the foundation for our current business. Later, because of the issues that arose between the Company and Mr. Kelly and his controlled entities, inclusive of Mr. Kelly’s failure to transfer a certain drug distribution license and Mr. Kelly’s on-going competition with the Company and our subsidiary, Pharma Tech Solutions, Inc., we concluded that it would be best if the company transacted all commerce through instaCare and our wholly owned subsidiary, Medicius, Inc. The company then initiated litigation against Mr. Kelly, his daughter and others. Ultimately we reached a settlement with Mr. Kelly whereby he stipulated to pay the company $200,000 and further agreed not to compete. This then allowed us to apply for additional drug distribution licenses in the states of New Jersey, New York, North Dakota and Arizona, in an effort to allow us to increase our operational efficiency. Also,some prescription drug distribution operations are currently being conducted through PDA Services, Inc., which is in the process of establishing a facility in Hope, North Dakota. In addition, we have established, through Pharma Tech Solutions, Inc., “direct to patient” prescription and prescription diagnostics fulfillment programs which are maintained in New Jersey, New York and Arizona.

Our new prescription drug distribution business came on-line during the third and fourth quarters 2006 and throughout 2007. This has in turn allowed Instacare to specialize in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Included in our current business plan is the distribution of wound care, ostomy and post-surgical products to diabetes inflicted patients and other parallel markets.

In the first quarter of 2006, we announced the execution of contracts with two large multinational pharmaceutical companies for the distribution of their lines of diabetic monitoring and testing products. We originally forecast revenues of approximately $12 million for fiscal 2006 based upon these contracts alone. We exceeded these forecasts. We continue to purchase products for resale from these manufacturers. Our management also believes that there is potential for collateral business through these companies and is in the process of expanding its product lines accordingly. Subsequently, we entered into agreements with additional pharmaceutical companies and group medical buying organizations to add more of these diagnostic products as we further specialize into this medical niche. Further, we have recently expanded our offerings to include asthma control, coagulation testing, ostomy, post-surgical and wound care products.

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

We have also created a fully integrated Prescription Fulfillment Program through which physicians can directly submit prescriptions to our mail order pharmacy through the use of our proprietary hand-held device, tablet PC, or PDA that is enabled with a Wi-Fi link to the Internet — instead of issuing a standard prescription for the patient to fill at a local drugstore.

Using our technology, prescriptions for medication or diabetic supplies are submitted instantaneously and securely. We fill the prescription immediately and the customer receives his/her medications at his/her home within 24 hours, usually by the next morning 24/7. We then bill Medicare, Medicaid, or the patient's insurance company directly.

This concept is directed towards practitioners who treat long term care patients, the uninsured and underinsured. This concept already has enlisted organizations that manage or finance the indigent practices of more than 2,500 doctors. We are establishing our first fulfillment center to service these uninsured and underinsured patients in Phoenix, Arizona. We have also secured, through a strategic partnership the use of a retail prescription license to transact prescription fulfillment in Arizona.

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

We subsequently learned that CareGeneration did not own or have exclusive rights to the biometric technology and as a result we undertook a conversion of some of our own medical information technology to replace this needed and secure device through our own efforts.

Retail Prescription

The retail prescription business is often subsidized or funded by government benefits which seems to be aggressively moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products/supplies. We acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies. We are focusing our distribution activities to patients who lack prescription drug coverage and patients who qualify for government or institutional programs such as Medicare, Medicaid, children's health insurance programs and long term care institutions and organizations.

Our retail prescription business maintains three operating units:

1.	Licensed wholesale prescription drug distribution business, where we deliver bulk prescription drugs on a wholesale basis to clients;

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

Retail prescription distribution methods

On December 27, 2004, pursuant to the agreement and plan of merger with CareGeneration, Ronald Kelly, a former director, agreed to transfer to Pharma Tech a Wholesale Drug Distribution License (license no. 004-001681, expiring 12/31/2007 issued to Kelly Company world Group, Inc, Ronald R. Kelly, 96 S. Madison St., Carthage, IL. 82321, by the State of Illinois and jointly governed by regulators from the State of Illinois, the U. S. Drug Enforcement Agency and the U.S. Food and Drug Administration). Additionally, Mr. Kelly agreed to seek transfer of a reciprocal drug distribution license issued by the State of Indiana, a client list and know-how in the form of written (published) drug distribution policies and procedures applicable to independent prescription drug and diagnostic distributors. After learning that these licenses had not been transferred and were not in the process of transfer, we filed suit against Mr. Kelly, his wife, daughter and several of his controlled entities. The complaint expressed the impact of Mr. Kelly’s deceit. In December 2007, we settled this lawsuit in return for a $200,000 judgment against Mr. Kelly’s major entity. We are in the process of enforcing this judgment.

To augment our drug distribution efforts, our subsidiary, PDA Services, Inc., applied for and was granted a prescription drug distribution license in the state of North Dakota (License No. 463, Wholesale Drug (Device) Manufacturing (Reverse) Distributor/Warehouse License, expiring on June 30, 2008). In addition, our subsidiary Pharma Tech Solutions, Inc. has applied for and been granted a retail prescription drug fulfillment license in the state of Arizona (Permit No. 4374). The company allowed this license to lapse when we entered into a strategic partnership with Genrich United Pharmacy (Genrich) in Phoenix, AZ, saving the company the need to build what would have amounted to duplicate pharma distribution facilities. The company is pleased with the initial business it has transacted through the partnership with Genrich.

PDA Services, Inc.

On June 7, 2006, we and our subsidiary PDA Services, Inc. entered into an Intangible Property, License Acquisition Agreement with Colonia Natural Pharmacy, Inc., a New Jersey corporation (Colonia), also known as CN Pharmacy, and individuals Mr. Svetislav Milic and Mr. Nathan Kaplan. There are no material relationships between us or our affiliates and any of the parties, other than in respect of the material definitive agreement.

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

The company has subsequently “cloned” this series of agreements with Colonia into similar agreements with R&R Drugs in Brooklyn, NY and Genrich United Pharmacy in Phoenix, AZ. We have begn transacting commerce in New York and in Arizona as result of our agreements.

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

There are a number of small and large companies that provide some type of IT services at the point of care tying physicians to the healthcare systems. There is substantial turnover and business failure in this industry as well as substantial consolidation:

1.	Large publicly traded companies:
a.	WebMD, formerly known as Healtheon (HLTH);
b.	The former MedicaLogic/Medscape (merged into HLTH);
c.	Cerner/Citation (CERN);
d.	IDX Corporation (IDXC); and
e.	The former Shared Medical Corp. (acquired by Siemens).

These companies, and others, are involved in healthcare based services including consumer services, E-commerce and connectivity.

2.	PDA-based companies:
a.
PatientKeeper Corp’s. (formerly Virtmed) product allows physicians to capture billing information for hospital-based accounts and purports to manage receivable transactions (a mix of 1st generation features on a 3rd generation tech platform);

b.	ePhysician, which four years ago was acquired in an asset sale by Ramp Corp. (RCO). Ramp filed for bankruptcy protection in 2006 leaving a promising technology in flux;
c.
iScribe, which four years ago was reorganized and then merged into AdvacePCS, has announced products that reside on 3-Com's Palm PC. 3-Com no longer manufactures the Palm leaving another promising technology with business model issues;

d.
AllScripts (MDRX) employs a "pull-through" business model whereby their technology is employed at the physician's point of care in an effort to provide medical utility and medical content to that physician, but with the greater goal of selling that physician bulk pharmaceuticals. MDRX appears to be positioned to advance to a market leadership position with a product distribution channel of approximately 5,500 physicians' office sites (3% of the total market); and

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

How Does it Work
The following diagram shows how the PDA's communicate with remote host systems:

Health plans' and Service Providers' Legacy systems with
instaCare Corp.'s Web Server Software
instaCare's internet
data routing system
Windows CE Based PDAs Receiving/Sending
Data to/from instaCare's MD@Desktop
via a wireless local network

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

Dependence on a Few Major Customers

Beginning with the first quarter 2007 and throughout the remainder of the year we generated revenues primarily through our medical and retail pharmaceutical distributions from five companies. We maintain strategic relationships with these companies whereby these companies place orders and then we service these orders and supply product directly to the patients and/or those entities where the patients reside. We then accept assignment for the billing and future servicing of these patients. We maintain relationships with these original five resellers but have also added fourteen additional customers and books of business with institutional care clients whereby we sell product and then receive revenues form the direct filing of reimbursement claims with medical insurance companies. In the future we expect the majority of the growth in our business to come as a direct result of our direct to patient distribution.

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

Personnel

We currently employ 10 employees, of which 4 are full-time employees, and 6 sales/service representatives. No full-time employees are covered by labor agreements or employment contracts.

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

Barbara Asbell. On August 24, 2006, we entered into a consulting agreement with Barbara Asbell, wherein Ms. Asbell agreed to provide the Company with general business, recruiting, personnel relations and medical IT consulting. The term of the agreement began on August 24, 2006 and terminated on October 31, 2006. We continue to engage Ms. Asbell from time to time and did so on February 12, 2007 for 90 days, May 17, 2007 for 90 days, September 13, 2007 for 60 days, and November 20, 2007 for 90 days.

Leslie Abraham Wolf. On August 24, 2006, we entered into a consulting agreement with Leslie Abraham Wolf, wherein Ms. Wolf agreed to provide the Company with general business, pharmaceutical and diagnostics sales, worker’s compensation and medical claims consulting. The term of the agreement began on August 24, 2006 and terminated on October 31, 2006. We continue to engage Ms. Wolf from time to time and did so on February 12, 2007 for 90 days, May 17, 2007 for 90 days, and September 13, 2007 for 60 days.

Joseph Wolf. On August 24, 2006, we entered into a consulting agreement with Dr. Joseph Wolf, wherein Dr. Wolfl agreed to provide the Company with general business, recruiting, personnel relations and medical IT consulting. The term of the agreement began on August 24, 2006 and terminated on October 31, 2006. We continue to engage Dr. Wolf from time to time and did so on February 12, 2007 for 90 days, May 17, 2007 for 90 days, and September 13, 2007 for 60 days.

Michelle Thais Abraham. On August 24, 2006, we entered into a consulting agreement with Michelle Thais Abraham, wherein Ms. Abraham agreed to provide the Company with general business, pharmaceutical and diagnostics sales, worker’s compensation and medical claims consulting. The term of the agreement began on August 24, 2006 and terminated on October 31, 2006. We continue to engage Ms. Abraham from time to time and did so on February 12, 2007 for 90 days, May 17, 2007 for 90 days, and September 13, 2007 for 60 days.

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

Item 1A. Risk Factors.

Risks Relating To Our Business and Marketplace

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

We have historically lost money. We had an accumulated deficit as of December 31, 2007, and 2006 of $19,525,307 and $18,058,490, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. We received a substantial number of sales orders and refill orders beginning in mid-September 2006. However, at this time we have depleted our cash resources and as a result we were unable to pre-pay certain diabetic test suppliers for approximately $5,400,000 in product to fill these orders, causing our customers to wait additional time to receive product from us. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

In 2007 our four largest customers accounted for approximately 98% of our net sales through the referral of direct to patient and direct to medical service entity businesses. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer the direct to patient and direct to medical entity business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

instaCare is authorized to issue up to 1,250,000,000 Shares of common stock. As of March 28, 2008, there were 34,700,688 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 1,250,000,000 shares of common stock and 5,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,000 per month on a month to month basis until March 31, 2009.

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

Item 3. Legal Proceedings.

We transact commerce in several medical products market channels. We also transact commerce moving confidential medical dats through our proprietary medical information technology devices and networks. Healthcare is a very litigious industry. The industry is also very intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business or the normal course of the business of our suppliers, payors and customers. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us

instaCare Corp. vs. Ronald Kelly, et. al. (“Kelly”)

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

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company. Kelly returned 31,958,000 (pre-reverse split) shares of common stock to the Company, which will be placed in one of the Company’s majority owned subsidiaries.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) under the symbol ISCR on February 4,2002. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the fiscal years 2007 and 2006. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
1st Quarter	$0.37	$0.27	$0.75	$0.007
2nd Quarter	$0.45	$0.17	$0.50	$0.21
3rd Quarter	$0.17	$0.04	$0.65	$0.24
4th Quarter	$0.05	$0.03	$0.42	$0.23

(b) Holders of Common Stock

As of March 29, 2008, there were approximately 542 holders of record of our Common Stock and 34,700,688 shares outstanding. As of March 28, 2008, the closing price of our shares of common stock on the OTC:BB was $0.03 per share.

(c) Dividends

During the fiscal years ended December 31, 2007, we accrued Dividends to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”) totaling $241,478. As of December 31, 2006, we paid $206,086 and accrued $50,914 pursuant to the rights of the Series “C” convertible preferred. We had no earnings and a stockholders’ deficit and therefore no basis for issuance of a dividend. In order to prevent potential litigation with the purchaser, the Company elected to pay the mandatory dividend. As of December 31, 2007, the Company had accrued dividends payable in the amount of $292,392.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2007, 203,125 shares have been granted and subsequently, 166,250 expired and 36,875 have been exercised under this plan.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2007, 2,978,297 options have been granted under this plan. As of December 31, 2007 all option granted have been exercised.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2007, 825,000 shares have been granted under this plan.

2006 Business Development Stock Option Plan

Effective December 8, 2006, we adopted our “2006” Employee Stock Option Plan” as amended with a maximum number of 5,500,000 shares that may be issued. As of December 31, 2007, 4,140,867 options have been granted under this plan.

All of our Stock Option Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2007, 5,102,711 options remain available for issuance.

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

The following table sets forth information as of December 31, 2007 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	—	$—	—

Equity compensation plans not approved by stockholders	825,000	$1.73	5,102,711

Total	825,000	$1.73	5,102,711

(1)
Includes 109,375 options remaining for issuance under the 2003 Option Plan, 3,334,203 options remaining for issuance under the 2004 Option Plan, 300,000 options remaining for issuance under the 2005 Option Plan, and 1,359,133 options remaining under the 2006 Option Plan.

Recent Sales of Unregistered Securities

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

On February 15, 2007, we issued a total of 242,000 shares of our common stock for services rendered to the Company to the following service providers:

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

On March 31, 2007, we issued 50,000 shares of our common stock for services rendered to the Company to the following service provider:

Name	Number of Shares
Chris Knapp	50,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on December 8, 2006.

On April 5, 2007, we issued 50,000 shares of our restricted common stock to Nathan Kaplan and Svet Milic for license fees. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 7, 2007, Mercator Momentum Fund, LP. and Monarch Pointe Fund, LP. Converted 840 shares of Series C Preferred Stock into 400,000 shares of our common stock.

 On May 17, 2007, we issued a total of 625,000 shares of our common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
Thais Abraham	158,000
Barbara Asbell	175,500
Leslie Wolf	145,000
Dr. Joseph Wolf	146,500

The above shares issued were registered in a Registration Statement on Form S-8POS filed on December 8, 2006.

On July 23, 2007, we issued 184,700 shares of our restricted common stock to three individuals for services rendered to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 27, 2007, Mercator Momentum Fund, LP. and Monarch Pointe Fund, LP. Converted 300 shares of Series C Preferred Stock into 500,000 shares of our common stock.

On September 11, 2007, we issued a total of 1,000,000 shares of our common stock for services rendered to the Company to the following service providers:

Name	Number of Shares
Thais Abraham	250,000
Barbara Asbell	250,000
Leslie Wolf	250,000
Dr. Joseph Wolf	250,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On September 19, 2007, we issued 200,000 shares of our restricted common stock to an individual for cash. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 3, 2007, we issued a total of 5,250,000 shares of our restricted common stock to our officers and directors as a bonus for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 3, 2007, we issued 7,500,000 shares of our restricted common stock to our CFO for the conversion of $150,000 of debt. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 20, 2007, we issued 833,334 shares of our common stock for services rendered to the Company to the following service provider:

Name	Number of Shares
Barbara Asbell	833,334

The above shares issued were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On November 26, 2007, we issued 10,500 shares of our common stock for services rendered to the Company to the following service provider:

Name	Number of Shares
J. Barry Johnson	10,500

The above shares issued were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On November 27, 2007, we issued 400,000 shares of our restricted common stock to two individuals for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 5, 2007, we issued 231,559 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 5, 2007, we issued 200,000 shares of our restricted common stock to Parallel Marketing Resources for services rendered to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 5, 2007, we issued 833,333 shares of our common stock for services rendered to the Company to the following service provider:

Name	Number of Shares
Barbars Asbel in the name of Yoel Grun	833,333

The above shares issued were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

Subsequent Issuances After Year-End.

On January 2, 2008, we issued 446,071 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 2, 2008, we issued 750,000 shares of our common stock to employees for services rendered to the Company to the following service provider:

Name	Number of Shares
Alan Binder	250,000
Dale Richter	250,000
Shabnam Shahrabi	100,000
Frank Schwenden	150,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On January 4, 2008, we issued 4,223 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 4, 2008, we issued 1,250,000 shares of our restricted common stock to our CFO for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 4, 2008, we issued 1,250,000 shares of our restricted common stock to Michael Petras for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 14, 2008, we issued 400,000 shares of our restricted common stock to two individuals for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 31, 2008, we issued 648,630 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2007 or 2006.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded distributor of life-saving prescription drugs and diagnostics to several channels in the healthcare industry, a Wi-Fi PDA technology provider to the lodging and satellite media industries, and a developer of patent-pending technologies for e-health and EMR applications that we employ to leverage and add value to our prescription drug and diagnostics business. Our proprietary ResidenceWare, MD@Hand and Satelink technologies manage critical data, enhance productivity and e-commerce, and facilitate communication with applications in the healthcare, apartment, hotel/motel and satellite rebroadcast industries. We have recently focused our business attention towards providing prescription drugs and medical diagnostics through several medical distribution channels.

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

Seasonality

We have completed the second full year of operation of our prescription drug and diabetes diagnostics. Our experiences point to a business that displays certain seasonal trends. In each of the last two operating years our order intake was concentrated in the first five months of the calendar year and then again in the last two months of the calendar year. One explanation is that these months correspond with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules). This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the fiscal years ended December 31, 2007 and 2006.

The following table summarizes selected items from the statement of operations at December 31, 2007 compared to December 31, 2006.

INCOME:

	For the Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%

Revenue	$6,254,278	$19,220,265	$(12,965,987)	(67)%
Cost of Sales	5,845,782	19,186,237	$(13,340,455)	(70)%

Gross Profit	408,496	34,028	374,468	1,100%

Gross Profit Percentage of Sales	6%	0.18%		5.82%

Revenue

Our revenue for the fiscal year ended December 31, 2007 was $6,254,278 compared to revenue of $19,220,265 in the fiscal year ended December 31, 2006. This resulted in a decrease in revenue of $12,965,987, or 67%, from the same period a year ago. The decrease in revenue over the fiscal year ended December 31, 2006 was a result of our market focus towards the direct sale of diabetic test strips into several prescription drug channels and our efforts to increase our gross profit margin.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the fiscal year ended December 31, 2007 was $5,845,782, a decrease of $13,340,455, or 70% from $19,186,237 for the fiscal year ended December 31, 2006. The decrease in the cost of sales in the current period was a direct result of our decreased sales during the year and an increase in retail market sales. In addition, pursuant to supplier agreements, we were to receive volume rebates on bulk purchases totaling $564,107. At December 31, 2006 we had not received payment on the accrued rebates and had doubt as to future collectibility therefore we wrote down the amount due at December 31, 2006.

Gross profit as a percentage of sales increased from 0.18% for the fiscal year ended December 31, 2006 to 0.18% for the fiscal year ended December 31, 2006. The increase in gross profit margin was caused by a change in our product mix whereby we increased our sales levels in the retail verses wholesale markets, which historically have a lower profit margin.

EXPENSES:

	For the Year Ended December 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$270,317	$637,463	$(367,146)	(58)%
Consulting services	728,438	569,743	158,695	28%
Payroll expense	342,777	485,627	(143,150)	(29)%
Professional fees	148,079	592,968	(444,889)	(75)%
Depreciation	46,726	48,027	(1,301)	(3)%
Total expenses	1,536,337	2,334,128	(797,791)	(34)%

Net operating (loss)	(1,127,841)	(2,300,100)	1,172,259	(51)%

Other income (expense):
Financing costs	(45,429)	(249,408)	203,979	(82)%
Interest (expense)	(236,509)	(205,302)	(31,207)	(15)%

Net (loss)	$(1,409,779)	$(2,754,810)	$1,345,031	(49)%

General and Administrative Expenses
General and administrative expenses for the fiscal year ended December 31, 2007 were $270,317, a decrease of $367,146, or 58%, from $637,463 for the fiscal year ended December 31, 2006. The decrease in general and administrative expenses was due over all overhead decrease from the decline in sales revenue.

Consulting Services
Consulting services for the fiscal year ended December 31, 2007 were $728,438, an increase of $158,695, or 28%, from $569,743 for the fiscal year ended December 31, 2006. The increase in consulting services was due to our decreased sales limiting our ability to maintain internal staff.

Payroll expense
Payroll expenses for the fiscal year ended December 31, 2007 were $342,777, a decrease of $143,150, or 29%, from $485,627 for the fiscal year ended December 31, 2006. The decrease was due to the elimination full time employees who were replaced be regional part-time and at-will specialists.

Professional Fees
Professional fees for the fiscal year ended December 31, 2007 were $148,079, a decrease of $444,889, or 78%, from $592,968 for the fiscal year ended December 31, 2006. The decrease in professional fees was due to the elimination of previous legal fees required in connection with litigation surrounding the Ronald Kelly, etal and Investor Relations Services, Inc. matters.

Depreciation
Depreciation for the fiscal year ended December 31, 2007 was $46,726, a decrease of $1,301 from $48,027 for the fiscal year ended December 31, 2006. The decrease in depreciation is the expected result of asset reaching there expected useful lives.

Total Expenses
Total expenses for the fiscal year ended December 31, 2007 were $1,536,337, a decrease of $797,791, or 34%, from $2,334,128 for the fiscal year ended December 31, 2006. The decrease in total expenses was primarily due to a reduction in general and administrative expenses and professional fees.

Net Operating Loss
Net operating loss for the fiscal year ended December 31, 2007 was $1,127,841, versus a net operating loss of $2,300,100 for the fiscal year ended December 31, 2006, a change of net operating loss of $1,172,259. The decrease in net operating loss for the year ended December 31, 2007 was primarily attributable to the decrease in overall expenses due to our limited sales activity during the year ended December 31, 2007.

Financing Costs
Financing costs for the fiscal year ended December 31, 2007 were $45,429, a decrease of $203,979, or 82%, from $249,408 for the fiscal year ended December 31, 2006. During the year ended December 31, 2006, we paid various penalties related to our financing activities. In 2007 we did not experience the same penalties and were able to minimize our financing costs.

Interest Expense
Interest expense for the fiscal year ended December 31, 2007 was $236,509, an increase of $31,207, or 15%, from $205,302 for the fiscal year ended December 31, 2006. The increase in interest expense was the result of changes in interest rates during the year.

Net Loss
Net loss for the fiscal year ended December 31, 2007 was $1,409,779, a decrease of $1,345,031, or 49%, from $2,754,810 for the fiscal year ended December 31, 2006. The decrease in net loss was the result of our overall decrease in professional fees and general and administrative expenses during the year.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at December 31, 2007 compared to December 31, 2006.

	December 31,	December 31,	Increase / (Decrease)
	2007	2006	$	%

Current Assets	$773,660	$286,667	$486,993	170%

Current Liabilities	$2,758,243	$2,604,610	$153,633	6%

Working Capital (deficit)	$(1,984,583)	$(2,317,943)	$(333,360)	(14)%

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. During the year ended December 31, 2007 MAG converted 2,140 shares of their Series “C” preferred into 1,370,761 shares of our restricted common stock.

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

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum. The note was secured by 212,500 shares of our common stock. Pinnacle may, at its option, at any time from time to time, elect to convert some or all of the then-outstanding principal of the Note into shares of our common stock at a conversion price of $0.08 per share, unless such conversion would result in Pinnacle being deemed the “beneficial owner” of 4.99% or more of the then-outstanding common shares within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended. In the event we fail to pay any installment or principal or interest when due, the interest rate will then accrue at a rate of 24% per annum on the unpaid balance until the payment default is cured.

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

On July 1, 2006, we entered into a fourth Note Extension Agreement with Pinnacle Investment Partners, LP. Subject to the terms of the new agreement Pinnacle agreed to pay us $35,000 and pay to Pinnacle's designee, CJR Capital, LLC, $35,000 towards Pinnacle's due diligence and legal expenses related to the new agreement. The new agreement has the following consequences: (1) the principal amount due under the Note automatically increases from $1,010,309 to $1,100,000; (2) the Maturity Date of the newly revised Note was extended to December 24, 2006; and (3) the conversion price for those shares that underlie the Note was changed to $0.30.

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

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000 through the year ended December 31, 2007. As of December 31, 2007, the remaining principal balance was $130,000 and we are currently negotiating a revised payment schedule.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We drew down on this credit line for the first time on November 30, 2007 and have subsequently accomplished seventeen additional draw downs through December 31, 2008 and twenty two additional draw downs through March 28, 2008. We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $7.5 million per quarter, and with the added credit increments offered, through $12.5 million per quarter. We are also entertaining additional proposed credit facilities.

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

As of December 31, 2007, our cash balance was $4,353. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. We received a substantial number of sales orders and refill orders beginning in mid-September 2006 which we could not fill. It was not until the company entered into the agreement with Centurion Credit Resources, LLC that the company could fill orders for patients and customers on a continuous basis. Until the Centurion credit line was put in place we managed to keep a small portion of our distribution activities going when our limited resources allowed us.

Although we recorded an operating profit in the period ending March 31, 2006, we have incurred additional operating losses for the remainder of 2006 and in each quarter in 2007. Given our recent operating history, predictions of future operating results difficult to ascertain. The recent addition of a credit line has helped but we have found it increasingly difficult to transact commerce in the very cash intensive prescription drug industry. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue on multi-deliverables in compliance with the requirements of EITF 00-21. As previously disclosed, the Company recognizes revenue based on contractual milestones achieved pursuant to terms outlined in each individual contract. Typical milestones would include completion of installation and functionality testing of hardware and/or software in the prescribed environment. Upon effective use, the client is invoiced, and the Company recognizes revenue. In addition, the company’s business model assumes several types of follow-on sales, such as paid advertising and additional hardware/software sales. Paid advertising consists of commercial use of the Company’s Residence Ware message management system whereby each company advertising on the Residence Ware pay a fee to the Company based on each sale generated through the advertisements. All revenue generated through the on-line adverting is recognized upon receipt of payment per SOP 97-2. Aftermarket sales and services are recognized upon shipment of product or completion of services

Stock-based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141(Revised) is not expected to have a material impact on our financial position, results of operation or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Management Responsibility for Financial Information

We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this annual report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.
We maintain a comprehensive system of internal controls and procedures designed to provide reasonable assurance, with an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded, and our transactions are executed in accordance with established procedures.

We retained Weaver & Martin, LLC, an independent registered public accounting firm, to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our Chief Financial Officer, Keith Berman, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Berman concluded that our disclosure controls and procedures are not effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

/s/ Keith Berman
Keith Berman
Chief Financial Officer

Item 9B. Other Information.

None.

PART III

Directors and Executive Officers

Our executive officers, directors, and key employees are:

Name	Age	Position

Keith Berman	53	Chief Financial Officer and Director

Robert Jagunich	60	Director

Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

Keith Berman has served as Chief Financial Officer, Secretary, Treasurer and Director of the Company since January of 2003. For over the past 15 years, Mr. Berman has been involved in the development of healthcare software including Intranet and Internet systems. From July 1999 to present, Mr. Berman has held the position of President, founder and director of Caredecision.net, Inc. a private company engaged in e-health technology development. From March 2001 through June 2002 Mr. Berman also held the Position of President and Director or Medicius, Inc. From January 1996 to June 1999 Mr. Berman was the President and founder of Cymedix, the operating division of Medix Resources, Inc., now Ramp Corp. (RCO). Cymedix was a pioneer company in what was then known as i-health (Internet healthcare) now the e-health industry. Mr. Berman received a BA in 1975 and an MBA in 1977, from Indiana University.

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

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Audit Committee

The entire board of directors acts as our audit committee. We do not have an audit committee financial expert serving on our audit committee at this time. We propose to expand our board of directors in the near future to include a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2007, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our chief executive officers and our two most highly compensated executive officers who served as executive officers at the end of December 31, 2007 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Cox,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former CEO (1)	2006	$66,500	-0-	-0-	-0-	-0-	-0-	-0-	$66,500

Keith Berman,	2007	$18,340	-0-	$91,125	-0-	-0-	-0-	-0-	$109,465
CFO (2)	2006	$36,200	-0-	-0-	-0-	-0-	-0-	-0-	$36,200

Robert Jagunich,	2007	-0-	-0-	$86,250	-0-	-0-	-0-	-0-	$86,250
Director (3)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) On August 15, 2006, Mr. Cox resigned as Chief Executive Officer and Chairman.

(2) Mr. Berman has served as Chief Financial Officer since January 2003.
(3) Mr. Jagunich has served as a Director since January 2003.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (S) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)

Robert Cox,
Former CEO (1)	337,500	-0-	-0-	$1.76	2/15/10	-0-	-0-	-0-	-0-

Keith Berman,
Secretary/Treasurer	337,500	-0-	-0-	$1.76	2/15/10	-0-	-0-	-0-	-0-

Robert Jagunich
Director	112,500	-0-	-0-	$1.76	02/15/10	-0-	-0-	-0-	-0-

(1) On August 15, 2006, Mr. Cox resigned as Chief Executive Officer and Chairman.

Compensation of Directors

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

Stock Option Plans

2003 Stock Option Plan
Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2007, 166,250 shares have been granted and subsequently expired under this plan.

2004 Stock Option Plan
Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2007, 2,978,297 options have been granted, and exercised under this plan.

2005 Merger Consolidated Stock Option Plan
On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2007, 825,000 shares have been granted under this plan.

2006 Stock Option Plan
On December 8, 2006 we adopted our “2006 Employee Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan. As of December 31, 2007, 4,140,867 have been granted and exercised under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 28, 2007, concerning shares of our common stock, the only class of our securities that are issued and outstanding, held by (1) each stockholder known by us to own beneficially more than five percent of the common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Keith Berman, CFO 1623 Elmsford Westlake Village, CA 91361	11,939,299	34.4%
Robert Jagunich, Director (3) 765 Christine Drive Palo Alto, CA 94303	5,189,809	15.0%
Officers and directors as a group (6 persons)	15,879,108	49.4%

(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such 34,700,688 shares of Common Stock outstanding as of March 28, 2008.

(2)
If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from March 28, 2008 the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Includes 1,250,000 shares r/n/o Michael Petras, an affiliate of Mr. Jagunich.

Equity Compensation Plans

We did not have any equity compensation plans outstanding as of December 31, 2007.

Changes in Control

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below; our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Keith Berman

We have received cash advances from our chief executive officer for operational expenses. The advances are due on demand and accrued interest at a rate of 9.5%. On September 28, 2007, he elected to convert $150,000 of the principal balance into 7,500,000 shares of our common stock or $0.02 per share. The market value of our shares on the date of conversion was $0.04. As of December 31, 2007, the remaining principal balance was $280. In addition, we have accrued interest totaling $9,883, which is unpaid at December 31, 2007.

Future Transactions

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions. We believe that of the transactions described above have been on terms as favorable to us as could have been obtained from unaffiliated third parties as a result of arm’s length negotiations.

Conflicts of Interest

In accordance with the laws applicable to us, our directors are required to act honestly and in good faith with a view to our best interests. In the event that a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict will disclose the nature and extent of his interest to the meeting and abstain from voting for or against the approval of the matter in which he has a conflict.

Director Independence

Our common stock trades in the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

We do not have any directors that may be considered an independent director under the above definition. We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $42,550 and $—, respectively.

(2) AUDIT-RELATED FEES

NONE.

(3) TAX FEES

NONE.

(4) ALL OTHER FEES

NONE.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedule

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01

3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01

3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02

3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01

10.1	Business Consulting Agreement – Mark W. Lancaster – February 17, 2002		S-8		4.11	3/1/02

10.2	Consulting Agreement – Mark Chaim Drizin – February 26, 2002		S-8		4.12	3/1/02

10.3	Consulting Agreement – Barbara Asbell – July 30, 2002		S-8		4.11	8/7/02

10.4	Consulting Agreement – Barbara Asbell – August 13, 2002		S-8		4.11	9/4/02

10.5	Service Agreement – Robert Jagunich – September 1, 2002		S-8		4.11	10/1/02

10.6	Consulting Agreement – Glen E. Greenfelder Jr. – October 1, 2002		S-8		4.11	12/17/02

10.7	Consulting Agreement – Dr. Joseph Wolf – January 3, 2003		S-8		4.11	1/24/03

10.8	Consulting Agreement – Thomas Chillemi – January 10, 2003		S-8		4.12	1/24/03

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.9	Consulting Agreement – Dailyfinancial.com Inc. – October 21, 2002		SB-2/A		10.1	4/29/03

10.10	Agent’s Representation Agreement – CareDecision.net – August 20, 2002		SB-2/A		10.2	4/29/03

10.11	Service Agreement – Robert Jagunich – September 1, 2002		SB-2/A		10.3	4/29/03

10.12	Secured Convertible Revolving Promissory Note – M & E Equities, LLC – April 23, 2002		SB-2/A		10.4	4/29/03

10.13	Service Agreement – Robert Jagunich – December 11, 2002		SB-2/A		10.5	4/29/03

10.14	Consulting Agreement – Wizard Enterprises – December 13, 2002		SB-2/A		10.6	4/29/03

10.15	Consulting Agreement – Wizard Enterprises – December 20, 2002		SB-2/A		10.7	4/29/03

10.16	Consulting Agreement – Barbara Asbell – December 13, 2002		SB-2/A		10.8	4/29/02

10.17	Program Agreement between PharmaCare Management Services, Inc. and CareDecision.net Incorporated – May 4, 2001		SB-2/A		10.9	4/29/02

10.18	Consulting Agreement – Paradigm Partners September 15, 2002		SB-2/A		10.10	4/29/02

10.19	Letter of Intent between ATR Search and Medicius April 3, 2002		SB-2/A		10.11	4/29/02

10.20	Consulting Agreement – Ely Mandell – August 5, 2003		SB-2/A		4.12	8/14/03

10.21	Consulting Agreement – Dr. Joseph A. Wolf – July 15, 2003		SB-2/A		4.13	8/14/03

10.22	Consulting Agreement – Leslie – Michelle Abraham - July 15, 2003		SB-2/A		4.14	8/14/03

10.23	Consulting Agreement – Thomas Chillemi – July 10, 2003		SB-2/A		4.15	8/14/03

10.24	Consulting Agreement – Anthony Quintiliana – July 1, 2003		SB-2/A		4.16	8/14/03

10.25	Consulting Agreement – Barbara Asbell – July 1, 2003		SB-2/A		4.17	8/14/03

10.26	Consulting Agreement – Thomas Chillemi – March 28, 2003		SB-2/A		10.13	8/29/03

10.27	Consulting Agreement – Dr. Joseph A. Wolfe – December 1, 2003		S-8		4.13	12/16/03

10.28	Consulting Agreement – Leslie – Michelle Abraham – December 1, 2003		S-8		4.14	12/16/03

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.29	Consulting Agreement – Thomas Chillemi – December 1, 2003		S-8		4.15	12/16/03

10.30	Consulting Agreement – Anthony Quintiliano – December 1, 2003		S-8		4.16	12/16/03

10.31	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05

10.32	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05

10.33	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05

10.34	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05

10.35	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05

10.36	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05

10.37	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05

10.38	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05

10.39	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05

10.40	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05

10.41	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05

10.42	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05

10.43	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05

10.44	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05

10.45	The 2004 Stock Option Plan - Amended		S-8		99	9/8/06

10.46	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05

10.47	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.48	Secured Promissory Note – Monarch Pointe Fund,LTD – August 25, 2005		8-K		10.3	10/21/05

17	Resignation letter of Robert L. Cox, August 15, 2006		10-QSB	6/30/06	17	9/1/06

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

instaCare Corp.

By:

Keith Berman, Chief Financial Officer

Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

Chief Financial Officer
Keith Berman

Director
Robert Jagunich

1

Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Instacare Corp
Westlake Village, California

We have audited the accompanying consolidated balance sheet of Instacare Corp as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instacare Corp as of December 31, 2007 and 2006 and the consolidated results of its operations, shareholders’ equity, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City Missouri
March 31, 2008

instaCare Corp.
Consolidated Balance Sheet

	December 31,
	2007	2006
Assets
Current assets:
Cash	$4,353	$19,501
Accounts receivable	669,041	267,166
Inventory	96,450	-
Prepaid expenses	3,816	--
Total current assets	773,660	286,667

Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
	234,895	234,895
Less accumulated depreciation	198,645	151,919
Fixed assets, net	36,250	82,976

Other assets:
Deposits	3,412	3,412

	$813,322	$373,055

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$120,107	$408,438
Accrued liabilities	199,265	225,486
Accrued interest	412,837	205,285
Line of credit	467,044	-
Demand note - related party	280	63,000
Notes payable, current portion	181,021	-
Convertible notes payable	1,377,689	1,702,401
Total current liabilities	2,758,243	2,604,610

Long-term debt, less current portion	85,109	-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 3,249,000 shares authorized 207,526 shares authorized, no shares issued and outstanding	207	208
Preferred series “A stock, $0.001 par value, 750,000 shares authorized, no shares outstanding	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 and 20,000 shares issued and outstanding	18	20
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,250,000,000 shares authorized 29,200,026 and 9,461,621 shares issued and outstanding	29,200	9,462
Shares authorized and un-issued, 3,700,294	3,700	-
Prepaid share-based compensation	(105,000)	(29,934)
Additional paid-in capital	17,459,200	15,796,265
Dividend payable	292,392	50,914
Accumulated (deficit)	(19,709,747)	(18,058,490)
	(2,030,030)	(2,231,555)

	$813,322	$373,055

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2007	2006

Revenue	$6,254,278	$19,220,265
Cost of sales	5,845,782	19,186,237

Gross profit	408,496	34,028

Expenses:
General and administrative expenses	270,317	637,463
Consulting services	728,438	569,743
Payroll expense	342,777	485,627
Professional fees	148,079	592,968
Depreciation	46,726	48,027
Total expenses	1,536,337	2,334,128

Net operating (loss)	(1,127,841)	(2,300,100)

Other income (expense):
Financing costs	(45,429)	(249,408)
Interest expense, net	(236,509)	(205,302)
Total other income (expense)	(281,938)	(454,710)

Provision for income taxes	-	-

Net (loss)	$(1,409,779)	$(2,754,810)

Weighted average number of Common shares outstanding – basic and fully diluted	15,717,861	8,073,584

Net (loss) per share – basic and fully diluted	$(0.09)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.
Consolidated Statement of Changes of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Dividend Payable	Accumulated (Deficit)	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	227,526	$228	7,236,013	$7,236	$14,964,989	$56	$(13,517)	$(60,000)	$-	$(15,046,680)	$(147,688)

Shares previously authorized	-	-	68,355	68	(12)	(56)	-	-	-	--	243,491
Shares issued for services	-	-	1,448,610	1,449	609,820	-	-	(296,934)	-	-	581,335
Escrow shares issued for debt repayment	-	-	-	-	162,311	-	-	-	-	-	162,311
Shares issued for license renewal	-	-	87,050	87	37,576	-	-	-	-	-	37,663
Options issued for services	-	-	-	-	7,359	-	-	-	-	-	7,359
Warrants issued for financing	-	-	-	-	14,844	-	-	-	-	-	14,844
Shares issued as dividend	-	-	621,593	622	(622)	-	-	-	-	-	-
Amortization of prepaid compensation	-	-	-	-	-	-	-	60,000	-	-	60,000
Amortization of warrants and options	-	-	-	-	-	-	13,517	-	-	-	13,517
Dividend payable	-	-	-	-	-	-	-	-	50,914	(257,000)	(206,086)
Net (loss)	-	-	-	-	-	-	-	-	-	(2,754,810)	(2,754,810)

Balance, December 31, 2006	227,526	228	9,461,621	9,462	15,796,265	-	-	(29,934)	50,914	(18,058,490)	(2,231,555)

Shares issued for cash	-	-	200,000	200	9,800	-	-	-	-	-	10,000
Shares issued for services	-	-	7,106,118	7,106	555,026	3,250	-	(105,000)	-	-	460,385
Shares issued for license fees	-	-	139,100	139	37,572	-	-	-	-	-	37,711
Options and warrants issued for services	-	-	-	-	443,335	-	-	-	-	-	443,335
Option exercised for cash	-	-	2,357,534	2,357	253,314	-	-	-	-	-	255,670
Options exercised for services	-	-	833,333	833	21,667	-	-	-	-	-	22,500
Shares issued for debt conversion	-	-	7,500,000	7,500	322,500	-	-	-	-	-	330,000
Shares issued for conversion of preferred	(2,140)	(1)	1,370,761	1,371	(1,371)	-	-		-	-	-
Shares issued for financing	-	-	231,559	232	21,085	450	-	-		-	21,767
Amortization of prepaid compensation	-	-	-	-	-	-	-	29,934	-	-	29,934
Dividend payable	-	-	-	-	-	-	-	-	241,478	(241,478)	-
Net (loss)	-	-	-	-	-	-	-	-	-	(1,409,779)	(1,409,779)

Balance, December 31, 2007	225,386	$227	29,200,026	$29,200	$17,459,200	$3,700	$-	$(105,000)	$292,392	$(19,709,747)	$(2,030,030)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.
Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2007	2006
Cash flows from operating activities
Net (loss)	$(1,409,779)	$(2,754,810)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	460,385	641,334
Shares issued for license fees	37,711	37,663
Shares issued for financing	21,767	-
Options and warrants issued for services	465,835	-
Amortization of options issued for services	29,934	20,876
Amortization of warrants issued for financing	-	147,181
Depreciation	46,726	48,027
Changes in operating assets and liabilities:
Accounts receivable	(236,902)	(247,584)
Inventory	(96,450)	127,373
Prepaid expenses	(3,816)	55,956
Accounts payable	(288,331)	364,588
Accrued interest	213,254	190,984
Accrued expenses	(26,221)	202,543
Net cash (used) by operating activities	(785,887)	(991,710)

Cash flows from financing activities
Proceeds from line of credit	1,007,967	-
Payments on line of credit	(540,923)	-
Proceeds from note payable - related party	155,580	96,000
Payments on note payable - related party	(68,300)	(33,000)
Payments on notes payable	(24,254)	-
Proceeds from convertible note payable	-	545,000
Payments on convertible note payable	(25,000)	(100,000)
Dividend paid	-	(206,086)
Issuance of common stock	265,670	-
Net cash provided by financing activities	770,740	301,914

Net increase in cash	(15,148)	(689,794)
Cash – beginning	19,501	709,295
Cash – ending	$4,353	$19,501

Supplemental disclosures:
Interest paid	$29,256	$321,283
Income taxes paid	$-	$-

Non-cash transactions:
Number of shares issued for services	7,939,451	1,448,610
Number of shares issued for debt conversion	7,500,000	-
Number of shares issued for licensing	139,100	87,050
Number of shares issued for financing	231,559	-
Number of shares issued for dividend	-	621,593

The accompanying notes are an integral part of these consolidated financial statements

instaCare Corp.
Notes to Consolidated Financial Statements

Note 1 – Significant accounting policies and procedures

Organization
We were organized July 6, 2000 (Date of Inception) under the laws of the State of Nevada as Promedicius, Inc. In May 2001, we changed our name to Medicius, Inc. On June 21, 2002, we merged with ATR Search Corp., a development stage company, and a Nevada corporation. The merger has been accounted for as a recapitalization and the historical financial statements of Medicius Inc. are presented herein.

On June 21, 2002, we filed an amendment to its articles of incorporation changing our name to CareDecision Corporation and subsequently changed our name to InstaCare Corp. effective April 14, 2005.

On November 19, 2004, we incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc. On November 24, 2004, we entered into an “Agreement and Plan of Merger”, as amended on December 27, 2004, between Pharma Tech Solutions, Inc. and CareGeneration, Inc. (“CareGen”), a Nevada corporation. This agreement included CareGen’s private acquisition of retail pharmaceutical license applications, client lists, receivables, business contacts, relationships, goodwill and the rights to use the wholesale pharmaceutical distribution license, trade names and sales names of Kelly Company World Group, Inc., a Delaware corporation. On February 25, 2005, the merger was completed whereby CareGen merged with Pharma Tech wherein CareGen ceased to exist and Pharma Tech continued as a majority owned subsidiary.

On January 4, 2005, we commenced prescription drug distribution operations which are, currently being conducted through PDA Services, Inc. and is in the process of establishing facility in Hope, North Dakota. Specializing in rapid delivery of prescription drugs and diagnostic products, we are in the final stages of augmenting its prescription drug and prescription diagnostics distribution business by creating a nationwide network over the internet. We have also created a fully integrated prescription fulfillment program through which physicians can directly submit prescriptions using a hand-held device, tablet PC, or PDA that is enabled through a Wi-Fi link to the Internet.

We have established its first fulfillment center to service uninsured and underinsured patients in Phoenix, AZ, while also securing its retail prescription license in the state of Arizona.

Through the acquisition of CareGen, we acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies and is currently developing our distribution platform.

Cash and cash equivalents
Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. We places our temporary cash investments with quality financial institutions. At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. We do not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2007 and 2006.

Accounts receivable
We have elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect using the direct method is not materially different from the results that would have been obtained under the allowance method.

Investments
Investments in companies over which we exercise significant influence are accounted for by the equity method whereby we includes our proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value, which is other than temporary.

Inventory
Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2007 and 2006, inventory was $96,450 and $0, respectively.

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

Consolidation policy
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2007 and 2006, we did not have non-marketable investments.

Revenue recognition
We recognize revenue from our sales of pharmaceutical supplies upon delivery to its customer where the fee is fixed or determinable, and collectibility is probable. Cash payments received in advance are recorded as deferred revenue. We are not generally obligated to accept returns, except for defective products.

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

Advertising costs

We expense all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2007 and 2006, respectively.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets
We reviews our long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. We recognized impairment losses in the amount of $0 and $0 as of December 31, 2007 and 2006, respectively.

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

Income Taxes
We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes”. Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

We classify tax-related penalties and net interest as income tax expense. As of December 31, 2007 and 2006, no income tax expense has been incurred. See Note 6.

Concentrations

In 2007, five customers of the Company accounted for approximately 99% of our net sales compared to 96% of total sales being attributable to four major customers in 2006. Since January 1, 2006 the company’s operations require maintaining strategic relationships with its customers whereby the Company delivers product and services the patient base that underlies these strategic relationships, accepting assignment of insurance benefit through its Colonia Natural Pharmacy strategic partnership for the billing and future servicing of these patients. The Company also maintains relationships with the entities where the patients reside. As of December 31, 2007 and 2006, we obtained the majority of its pharmaceutical products from five and three major suppliers, respectively. There can be no assurance that our major customers will continue to purchase products. The loss of our largest customers or a decrease in product sales would have a material adverse effect on our business and financial condition.

Reclassifications
Certain reclassifications have been made to prior periods to conform to current presentation.

Recent pronouncements
In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No.159”). SFAS No.159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.The adoption of SFAS 141(Revised) is not expected to have a material impact on our financial position, results of operation or cash flows.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 2 – Going concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of distributions platforms through which our products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Inventory

Inventory consisted of diabetic test strips valued at $96,450 and $0 at December 31, 2007 and 2006, respectively.

Note 4 – Fixed assets

Fixed assets consisted of the following at December 31:

	2007	2006
Furniture and fixtures	$2,530	$2,530
Computers and equipment	232,365	232,365
Subtotal	234,895	234,895
Less accumulated depreciation	(198,645)	(151,919)
Total fixed assets, net	$36,250	$82,976

Depreciation expense totaled $46,726 and $48,027 for the years ended December 31, 2007 and 2006, respectively.

Note 5 – Notes payable and related parties

As of December 31, 2007 we have received cash advances from our chief executive officer for operational expenses. The advances are due on demand and accrued interest at a rate of 9.5%. On September 28, 2007, he elected to convert $150,000 of the principal balance into 7,500,000 shares of our common stock or $0.02 per share. The market value of our shares on the date of conversion was $0.04. As of December 31, 2007, the remaining principal balance was $280. In addition, we have accrued interest totaling $9,883, which is unpaid at December 31, 2007.

Notes payable consisted of the following as of December 31:

	2007	2006

Demand note from a related party, bearing interest at 9.5%	$280	$63,000

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379	1,100,379

Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	170,000	159,713

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	155,000

Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007.	200,000	200,000

Promissory note, bearing interest at 9% Per annum, maturing June 20, 2010	136,131	—

Line of credit, with interest being paid in shares equal to 5% of each advance.	467,044	—

Total notes payable	2,111,143	1,765,401

Less: Current portion	2,026,034	1,765,401

Total long term notes payable	$85,109	$—

We have recorded interest expense totaling $236,509 and $205,302 during the years ended December 31, 2007 and 2006, respectively.

Note 6 – Income taxes

For the year ended December 31, 2007, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $19,525,307 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2018-2021.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$6,833,857	$6,320,500
Total deferred tax assets	6,833,857	6,320,500

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	6,833,857	6,320,500
Less: Valuation allowance	(6,833,857)	(6,320,500)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2007. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2007	2006
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%
	-	-

Note 7 – Stockholder’s equity

Common stock
We are authorized to issue up to 1,250,000,000 shares of $0.001 par value common stock.

Preferred stock
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

2006 Issuances
During January 2006, the Company issued 68,355 shares of common stock as previously authorized in December 2005.

During the fiscal year ended December 31, 2006, the Company issued 1,448,610 shares of its common stock for services relating to various consulting agreements. The Company recorded consulting expense in the amount of $581,335 and prepaid shares-based compensation of $29,934 which was expensed during the year ended December 31, 2007.

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

2007 Issuances
During the year ended December 31, 2007 we issued 810,500 shares of our common stock for the exercise of options issued pursuant to our 2004 stock option plan to various consultants for cash totaling $11,100 and services valued at $23,081.

During the year ended December 31, 2007 we issued 4,140,867 shares of our common stock for the exercise of options issued pursuant to our 2006 stock option plan to various consultants for cash totaling $244,614 and services valued at $99,500. As of December 31, 2007,750,000 of these shares were un-issued.

On January 4, 2007, we issued 150,000 shares of restricted common stock for services valued at $49,500, the fair value of the underlying shares.

During the year ended December 31, 2007, we issued 1,370,761 shares of common stock for the conversion of 2,140 shares of our preferred “C” stock to Mercator Momentum Fund and Monarch Pointe Fund pursuant to the 2005 purchase agreement.

On April 5, 2007, we issued 50,000 shares of common stock for license renewal fees to two individuals. We recorded licensing fees in the amount of $19,000, the fair value of the shares.

On July 23, 2007, we issued of 184,700 shares of our restricted common stock for accrued expenses totaling $38,787.

On September 19, 2007, we issued 200,000 shares of restricted common stock for cash totaling $10,000.

On September 28, 2007, we authorized the issuance of 7,500,000 shares of our restricted common stock at a price of $0.02 per share to our chief executive officer for the conversion of $150,000 of the principal balance of his note. The market price per share on the date of conversion was $0.04. The shares were subsequently issued on October 3, 2007.

On September 28, 2007, we authorized the issuance of 5,250,000 shares of our restricted common stock to its two directors as compensation for services from July 1, 2007 through July 1, 2008. The fair value of the shares on the date of grant was $210,000 and will be amortized over the one-year service period. As of December 31, 2007, we have recorded compensation expense in the amount of $105,000 and unamortized cost of shares issued for services of $105,000. The shares were subsequently issued on October 3, 2007.

On November 26, 2007, we issued a total of 400,000 shares of our restricted common stock for services valued at $12,000, the fair value of the underlying shares.

On December 5, 2007, we issued 200,000 shares of our restricted common stock for services valued at $6,000, the fair value of the underlying shares.

On December 5, 2007, issued 231,559 shares of our restricted common stock for financing expenses valued at $11,249, the fair value of the underlying shares.

On December 21, 2007, we authorized the issuance of 446,071 shares of our restricted common stock for financing expenses valued at $13,382, the fair value of the underlying shares. As of December 31, 2007, the shares are un-issued.

On December 28, 2007, we authorized the issuance of 2,500,000 shares of our restricted common stock to our two directors for services valued at $75,000, the fair value of the underlying shares. As of December 31, 2007, the shares are un-issued.

On December 28, 2007, we authorized the issuance of 4,223 shares of our common stock for financing expenses valued at $127, the fair value of the underlying shares. As of December 31, 2007, the shares are un-issued.

Note 8 – Options

2004 Stock Option Plan
Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2007, 2,978,297 options have been granted, and exercised under this plan.

During the year ended December 31, 2007, we issued options to purchase up to 810,500 shares of par value common stock at a weighted average exercise price of $0.05 per share for various consulting services received. We recorded an expense in the amount of $22,766 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2007, all options were exercised in exchange for cash in the amount of $11,100 and services valued at $23,081.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	-	$-0-

Options granted	1,141,610	0.46
Options cancelled	-	-
Options exercised	1,141,610	0.46

Balance, December 31, 2006	-	$-0-

Balance, January 1, 2007	-	$-0-

Options granted	810,500	0.05
Options cancelled	-	-
Options exercised	810,500	0.05

Balance, December 31, 2007	-	$-0-

Exercisable, December 31, 2007	-	$-0-

2005 Merger Consolidated Stock Option Plan
On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2007, 825,000 shares have been granted under this plan.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	825,000	$1.73

Options granted	-	-0-
Options cancelled	-	-0-
Options exercised	-	-0-

Balance, December 31, 2006	825,000	$.73

Balance, January 1, 2007	825,000	$1.73

Options granted	-	-0-
Options cancelled	-	-0-
Options exercised	-	-0-

Balance, December 31, 2007	825,000	$1.73

Exercisable, December 31, 2007	825,000	$1.73

2006 Stock Option Plan
On December 8, 2006 we adopted our “2006 Employee Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan.

During the year ended December 31, 2007, we issued options to purchase up to 4,140,867 shares of par value common stock at a weighted average exercise price of $0.15 per share for various consulting services received. We recorded an expense in the amount of $252,324 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2007, all options were exercised for cash totaling $244,614 and services valued at $99,500.

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2006	-	$-0-

Options granted	-	-0-
Options cancelled	-	-
Options exercised	-	-0-

Balance, December 31, 2006	-	$-0-

Balance, January 1, 2007	-	$-0-

Options granted	4,140,867	0.15
Options cancelled	-	-
Options exercised	4,140,867	0.15

Balance, December 31, 2007	-	$-0-
Exercisable, December 31, 2007	-	$-0-

Note 8 – Warrants

During the year ended December 31, 2007, we issued warrants to purchase up to 1,233,340 shares of par value common stock at a weighted average exercise price of $.06 per share for various services. We recorded an expense in the amount of $37,620 the fair value of the warrants using the Black-Scholes pricing model.

The following is a summary of activity of outstanding warrants as of December 31, 2007:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	1,378,750	$1.92

Warrants granted	50,000	0.32
Warrants cancelled	-	-
Warrants exercised	-	-

Balance, December 31, 2006	1,428,750	$1.86

Balance, January 1, 2007	1,428,750	$1.86

Warrants granted	1,233,340	0.06
Warrants cancelled	-	-
Warrants exercised	-	-

Balance, December 31, 2007	2,662,090	$1.03

Exercisable, December 31, 2007	2,662,090	$1.03

Note 9 – Commitments and Contingencies

Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2007:

2008	$48,000
2009	12,000
Total	$60,000

Rent expense amounted to $72,860 and $101,024 for the years ended December 31, 2007 and 2006, respectively.

Note 10 – Subsequent events

During January 2008, we issued 3,700,294 shares previously authorized as of December 31, 2007.

During January, 2008, we issued 616,775 shares of our restricted common stock to two consultants for services.

In 2008, we issued 1,183,593 shares of our restricted common stock to Centurion Credit Resources pursuant to our financing agreement dated November 19, 2007.