Form 10-Q
period 2008-03-31
instaCare Corp.
filed 2008-05-14
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

INSTACARE CORP.
(Exact name of registrant as specified in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2660 Townsgate Road, Suite 300
Westlake Village, California 91361
(Address of principal executive offices)

(805) 466-1973
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 30, 2008, was 36,831,495 shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

instaCare, Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	Audited
Assets
Current assets:
Cash	$127,505	$4,353
Accounts receivable	698,545	669,041
Inventory	161,925	96,450
Prepaid expenses	6,461	3,816
Total current assets	994,436	773,660

Fixed assets net of accumulated depreciation of $154,063 and $145,000, respectively	27,187	36,250

Other assets
Deposits	3,412	3,412
Amortizable loan fees	57,293	-
Total other assets	60,705	3,412

Total assets	$1,082,328	$813,322

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$21,777	$120,107
Accrued liabilities	194,795	199,265
Accrued interest	455,013	412,837
Line of credit	449,305	467,044
Demand note – related party	280	280
Notes payable, current portion	182,178	181,021
Convertible notes payable	1,452,688	1,377,689
Total current liabilities	2,756,036	2,758,243

Long-term debt, net of current portion	71,623	85,109

Stockholders’ (deficit)

Preferred stock, $0.001 par value, 3,249,000 shares authorized, 207,526 shares
issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	207	207
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares
issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860
Shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	18	18
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares
issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 36,831,495 and
29,200,026 shares issued and outstanding as of March 31, 2008 and December 31, 2007	36,832	29,200
Shares authorized and unissued, 3,700,294 as of December 31, 2007, respectively	-	3,700
Additional paid in capital	17,593,241	17,353,200
Dividend payable	341,825	292,392
Accumulated (deficit)	(19,717,454)	(19,709,747)
Total stockholders’ (deficit)	(1,745,331)	(2,030,030)

Total liabilities and stockholders’ (deficit)	$1,082,328	$813,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenue	$2,797,382	$1,083,282
Cost of sales	2,349,883	888,652

Gross profit	447,499	194,630

Expenses:
General and administrative	60,745	102,557
Consulting	65,293	258,267
Payroll expense	120,520	53,253
Professional fees	45,356	24,490
Depreciation expense	9,063	11,745
Total operating expenses	300,977	450,312

Net operating income (loss)	146,522	(255,682)

Other income (expense):
Contingency for damaged product claim	-	(81,600)
Finance costs	(49,474)	(9,216)
Interest expense	(55,318)	(56,705)
Total other income (expense)	(104,792)	(147,521)

Net income (loss)	$41,730	$(403,203)

Add: Dividends declared on preferred stock	-	(66,250)

Income (loss) available to common stockholders’	$41,730	$(469,453)

Weighted average number of common shares outstanding -
basic and fully diluted	34,048,005	10,310,099

Net income (loss) per share – basic and fully diluted	$0.00	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March, 31
	2008	2007

Cash flows from operating activities
Net income (loss)	$41,730	$(403,185)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities
Shares issued for services	73,653	79,428
Shares and warrants issued for financing	46,672	-
Options and warrants issued for services	12,853	203,520
Amortization of share-based compensation	52,500	-
Depreciation	9,063	11,745
Changes in operating assets and liabilities:
Accounts receivable	(29,503)	(80,704)
Inventory	(65,475)	-
Prepaid expenses	(2,645)	(8,545)
Accounts payable	(98,330)	(78,154)
Accrued liabilities	(4,470)	31,595
Accrued interest	42,173	60,921
Net cash provided (used) by operating activities	78,221	(183,379)

Cash flows from financing activities
Proceeds from line of credit	1,923,102	-
Payments on line of credit	(1,940,840)	-
Proceeds from note payable – related party	-	83,500
Payments on note payable – related party	-	(48,800)
Payments on notes payable	(12,330)	-
Proceeds from convertible note payable	75,000	-
Payments on convertible note payable	-	(25,000)
Exercise of options	-	156,100
Net cash provided by financing activities	44,931	165,800

Net increase (decrease) in cash	123,152	(17,579)
Cash – beginning	4,353	19,501
Cash – ending	$127,505	$1,922

Supplemental disclosures:
Interest paid	$11,971	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$73,653	$79,428
Options and warrants issued for services	$12,853	$203,520
Shares and warrants issued for financing activities	$46,672	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation

The unaudited condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with our consolidated financial statements for the year ended December 31, 2007 and notes thereto included in our Form 10-K.  We follow the same accounting policies in the preparation of consolidated interim reports.

We were organized March 2, 2001 (Date of Inception) under the laws of the State of Nevada as ATR Search Corporation.  On June 21, 2002, we merged with Medicius, Inc. and filed amended articles of incorporation changing our name to CareDecision Corporation and subsequently changed our name to instaCare Corp. effective February 17, 2005.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

We have an accumulated deficit of $19,717,454 as of March 31, 2008. These conditions raise substantial doubt about our ability to continue as a going concern.  We need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate.  We intend to acquire interests in various business opportunities, which in the opinion of management will provide a profit to us.  Management believes these efforts will generate sufficient cash flows from future operations to pay our obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 3 – Fixed assets

Depreciation expense totaled $9,063 and $11,745 for the three-month period ended March 31, 2008 and 2007, respectively.

Note 4 – Notes payable

Notes payable consisted of the following as of March 31, 2008:

Demand note from a related party, bearing interest at 9.5%	$280

Revolving line of credit, with interest being paid in shares equal to 5% of each advance.	449,305

Promissory note, Bearing interest at 9% per annum, maturing June 20, 2010.	123,801

Convertible promissory note, bearing interest at 15% per annum, maturing March 31, 2009.	75,000

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379

Convertible promissory note, bearing interest at 1.25% per month, maturing October 31, 2007	170,000

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, maturing May 16, 2007	200,000

Total notes payable	2,156,074

Less current portion	2,084,451

Total long-term notes payable	$71,623

We recorded interest expense totaling $55,318 and $56,705 during the three months ended March 31, 2008 and 2007, respectively.

Note 5 – Stockholder’s equity

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 20,000 shares are designated as Series C, and 1,000 shares are designated as Series D.  We are authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

On January 2, 2008, we issued 3,700,294 shares of common stock previously authorized.

On January 11, 2008, we issued 400,000 shares of our common stock valued at $16,000 for consulting services. In connection with the shares, we also issued a warrant to purchase up to 400,000 shares of our common stock at an exercise price of $0.078 per share expiring on December 31, 2010. The fair value of the warrant was $12,853 using the Black-Scholes valuation model.

During the three months ended March 31, 2008, we issued 1,514,400 shares of our common stock to Centurion Credit Resources, LLC pursuant to our financing agreement. These shares represent a 5% financing fee for each advance received during each of the three months ending March 31, 2008. The fair value of the shares is $41,464, and has been recorded as financing costs at March 31, 2008.

We issued 216,775 shares of our common stock on January 31, 2008 pursuant to a consulting agreement with Cape McKinnon, Inc. As of March 31, 2008, we recorded consulting expense in the amount of $6,503, representing the fair value of the shares issued. Further, we have terminated this agreement effective as of March 31, 2008.

On February 29, 2008, we issued 150,000 shares of our common stock to an individual for services received pursuant to a consulting agreement. The fair value of $1,650 has been recorded as a consulting expense as of March 31, 2008.

On March 31, 2008, we issued 1,650,000 shares of our common stock in lieu of compensation to our employees for services received during the three months ended March 31, 2008. The fair value of the shares in the amount of $49,500 has been recorded as payroll expense.

Note 6 – Warrants and options

On February 7, 2008, 1,293,750 warrants issued to Mercater Momentum Fund, LP and Monarch Pointe Fund Ltd. and Pylon Management expired.

On January 11, 2008, we issued 400,000 warrants with an exercise price of $0.078 per share for consulting services.  The warrants expire on December 31, 2010.  The fair market value of the warrants based on the Black-Scholes model is $12,853 using the following assumptions:  Strike Price $0.078; Stock Price $0.04; Volatility 167%; Term 2.75 years; Dividend Yield 0%; Interest Rate 2.61%.  As of March 31, 2008, we have recorded consulting expense in the amount of $12,853.

On March 1, 2008, we issued a warrant to purchase 7,500,000 shares of our common stock with an exercise price of $0.03 pursuant to of loan agreement. The fair market value of the warrants based on the Black-Scholes model is $62,501 using the following assumptions:  Strike Price $0.003; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%.  As of March 31, 2008, we have recorded financing expense in the amount of $5,208 and amortizable loan fees of $57,293 to be amortized over the one year term of the note.

A summary of outstanding stock options and warrants as of March 31, 2008 is as follows:

	Options		Warrants
Outstanding 01/01/08	825,000	$1.73	2,662,090	$1.03
Granted	-	-	7,900,000	0.03
Cancelled	-	-	(1,293,750)	1.99
Exercised	-	-	-	-
Outstanding 3/31/08	825,000	$1.73	9,268,340	$0.05

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

•

operational inefficiencies in distribution or other systems;

•

our ability to recruit and hire key employees;

•

the inability of management to effectively implement our strategies and business plans; and

•

the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

We are a publicly-traded distributor of life-saving prescription drugs and diagnostics to several channels in the healthcare industry, a Wi-Fi PDA technology provider to the lodging industry, and a developer of patent-pending technologies for e-health and EMR applications that we employ to leverage and add value to our prescription drug and diagnostics business.  Our proprietary ResidenceWare, MD@Hand and Practice Probe technologies manage critical data, enhance productivity and e-commerce, and facilitate communication with applications in the healthcare, medical distribution and hotel/motel markets and industries. We have recently focused our business attention towards providing prescription drugs and medical diagnostics through several medical distribution channels.

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

•

Building electronic commerce networks based on personal digital assistants (PDA) to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests; and

•

Enter the medical distribution management markets with software that manages decision, control, audit and fulfillment.

Seasonality

We have completed 13 quarters of operation of our prescription drug and diabetes diagnostics businesses. Our experiences point to a business that displays certain seasonal trends.  In each of the last two operating years our order intake was concentrated in the first five months of the calendar year and to an identifiable but lesser degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan year where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the three months ended March 31, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

INCOME:

	For the three months ended March 31,		Increase (Decrease)
	2008	2007	$	%

Revenue	$2,797,382	$1,083,282	$1,714,100	158%
Cost of Sales	2,349,883	888,652	1,461,231	164%

Gross Profit	447,499	194,630	252,869	130%

Gross Profit Percentage of Sales	16%	18%		(2%)

Revenue

Our revenue for the three months ended March 31, 2008 was $2,797,382 compared to revenue of $1,083,282 in the three months ended March 31, 2007.  This resulted in an increase in revenue of $1,714,100, or 158%, from the same period a year ago.  The increase in revenue over the three months ended March 31, 2007 was a result of our market focus towards the direct sale of diabetic test strips and medical-surgical products into several prescription drug channels.

Cost of Sales / Gross Profit Percentage of Sales

Our cost of sales for the three months ended March 31, 2008 was $2,349,883, an increase of $1,461,231, or 164% from $888,652 for the three months ended March 31, 2007.  The increase in cost of sales during the current period was expected due to our increased sales over the prior quarter and an increase in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 18% for the three months ended March 31, 2007 to 16% for the three months ended March 31, 2008.  The decrease in gross profit margin was caused by a change in our product mix whereby we increased our sales levels in medical surgical sales markets to extended care facilities, which historically have a lower profit margin.

EXPENSES:

	For the Three Months Ended March 31,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$60,745	$102,557	$(41,812)	(41%)
Consulting services	65,293	258,267	(192,974)	(75%)
Payroll expense	120,520	53,253	67,267	126%
Professional fees	45,356	24,490	20,866	85%
Depreciation	9,063	11,745	(2,682)	(23%)
Total expenses	300,977	450,312	(149,335)	(33%)

Net operating income (loss)	146,522	(255,682)	(402,204)	(157%)

Other income (expense):
Loss contingency	-	(81,600)	-	-
Financing costs	(49,474)	(9,216)	40,258	437%
Interest (expense)	(55,318)	(56,705)	(1,387)	(2%)

Net income (loss)	$41,730	$(403,203)	$444,933	110%

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 were $60,745, a decrease of $41,812, or 41%, from $102,557 for the three months ended March 31, 2007.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth thereby allowing us to eliminate unnecessary general and administrative expenditures. It is the goal of management to continue efforts in limiting redundant overhead.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the three months ended March 31, 2008.  During this quarter we expended $65,293 for consulting services compared to $258,267 for the three months ended March 31, 2007, representing a decrease of 75% over the previous period.

Payroll Expense

We currently staff five full-time positions. Each of which, assist in sales, marketing and administrative support.  We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages. During the three months ended March 31, 2008 our payroll expense was comprised of cash totaling $18,250 and equity compensation of $102,000 compared to $53,253 in cash for the comparable period in 2007. Currently, our labor expense is approximately 4% of our total revenue. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services increased by $20,866 compared to the three months ended March 31, 2008 as a result of increased accounting and audit fees. We anticipate these fees to remain stable throughout the upcoming year with slight decreases in the second and third quarters. Historically, professional fees are greater during the first quarter of our fiscal due to annual regulatory filing requirements.

Depreciation

Depreciation for the three months ended March 31, 2008 was $9,063, a decrease of $2,682 from $11,745 for the three months ended March 31, 2007.  The decrease in depreciation is the expected result of assets reaching their expected useful lives.

Total Expenses

Our operating expenses decreased $149,335 overall for the three months ended March 31, 2008 compared to $450,312 for the three months ended March 31, 2007.  Our streamlined operational environment and limitations on the use of outside consultants has allowed for the decrease in total operational costs.

Net Operating Income (Loss)

We had net operating income in the amount of $146,522 for the three months ended March 31, 2008, versus a net operating loss of $255,682 for the three months ended March 31, 2007.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the three months ended March 31, 2008 were $49,474, an increase of $40,258, or 437%, from $9,216 for the three months ended March 31, 2007.  Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Interest payments are paid to Centurion in shares of our common stock. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense has remained fairly consistent at $55,318 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the upcoming year.

Net Income (Loss)

We achieved net income for the three months ended March 31, 2008 in the amount $41,730, an increase of $444,933 from our previous year net loss of $403,203. The decrease in net loss and our resulting profit was attributable to our overall decrease in general and administrative expenses and consulting fees during the quarter, as noted above.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$ 994,436	$ 773,660	$ 220,776	29%
Current Liabilities	2,756,036	2,758,243	(2,207)	(0.1%)
Working Capital Deficit	$ 1,761,600	$ 1,984,583	(22,983)

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. To date, MAG has converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. We are accruing interest at a default rate of 12% per annum. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock which can be sold by the lender as a means to repay the balance due. As of March 31, 2008, Pinnacle has sold 924,948 escrow shares valued at $406,215 which has been applied to accrued interest and the principal balance of the note.

Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.”

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006.  We have made principal payments of $125,000. As of March 31, 2008, the remaining principal balance was $130,000.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We drew down on this credit line for the first time on November 30, 2007 and have subsequently accomplished forty three (43) additional draw downs through March 31, 2008.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $7.5 million per quarter, and with the added credit increments offered, through $12.5 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  As of March 31, 2008, we have received $75,000. The loan is for one year, maturing on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further we have agreed to issues 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. During the three months ended March 31, 2008, we have terminated our relationship with Cragmont.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business in 2008 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2008, our cash balance was $127,505. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Our Principal Executive Officer and Chief Financial Officer, Keith Berman, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation, Mr. Berman concluded that our disclosure controls and procedures are effective in timely altering him to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We transact commerce in several medical products market channels. We also transact electronic commerce moving confidential medical data through our proprietary medical information technology devices and networks. Healthcare is a very litigious industry. The industry is also very intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business or the normal course of the business of our suppliers, payors, partners, patients and customers. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us

instaCare Corp. vs. Ronald Kelly, et. al. (“Kelly”)

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

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company.  Kelly returned 31,958,000 (pre-reverse split) shares of common stock to the Company which were placed in one of the Company’s majority owned subsidiaries.

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

On January 17, 2007, the Superior Court for the State of California in Los Angeles County rendered its tentative decision against Investors Relations Services and Summit Trading, Ltd., finding that the December 2004 agreements were never submitted to the Board of Directors, were never approved or authorized by the Board of Directors, and that the Company has no obligations to either IRS or STL.  In March 2007, the Company filed a motion with the Superior Court for the State of California for reimbursement of attorney’s fees and costs. We continue to pursue collection avenues.

ITEM 1A. RISK FACTORS.

Risks Relating To Our Business and Marketplace

Our history of operating losses, coupled with deficiencies in working capital, could delay our growth and result in the loss of your investment.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with constrained working capital and a history of operating losses. Such risks include, but are not limited to, dependence on the growth of use of electronic medical information and services, the adoption of PDA based Internet appliances for the transmission and display of medical information, the need to establish our brand name, the ability to establish a sufficient client base, the level of use of medical providers and the management of growth. To address these risks, we must maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and improve our point of care software and patient processing system, provide superior customer service, respond to competitive developments and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in our common shares.

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money.  We had an accumulated deficit as of March 31, 2008, and December 31, 2007 of $19,717,454 and $19,709,747, respectively. In addition, our operating activities have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

In fiscal 2007 our four largest customers accounted for approximately 98% of our net sales and in the first quarter of 2008 these four customers accounted for approximately 92% of our net sales. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

Recent and possible future issuances of common stock will have a dilutive affect on existing stockholders.

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock.  As of March 31, 2008, there were 36,831,495 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2008, we issued a total of 1,514,400 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit as follows:

Issuance Date	Number of Shares
January 2, 2008	446,701
January 4, 2008	4,423
January 31, 2008	648,630
February 29, 2008	384,963
March 31, 2008	480,807

We believe that the issuance of the shares to Centurionwas exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our chief financial officer and directors on several occasions prior to its investment decision.

On January 2, 2008, we issued 750,000 shares of our common stock to employees for services rendered to the Company to the following service provider:

Name	Number of Shares
Alan Binder	250,000
Dale Richter	250,000
Shabnam Shahrabi	100,000
Frank Schwenden	150,000

The above shares issued were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On January 4, 2008, we issued 1,250,000 shares of our restricted common stock to our chief financial officer for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was an officer and director of the Company at the time of the issuance, which afforded him an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment.

On January 4, 2008, we issued 1,250,000 shares of our restricted common stock to Michael Petras, an affiliate to Robert Jagunich, our Chairman, for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our chief financial officer and directors on several occasions prior to his investment decision.  The recipient is considered an affiliate.

On January 14, 2008, we issued 400,000 shares of our restricted common stock to two individuals for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they was capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our chief financial officer and directors on several occasions prior to their investment decision.

On January 31, 2008, we issued 216,775 shares of our restricted common stock to Cape McKinnon for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our chief financial officer and directors on several occasions prior to its investment decision.

On February 29, 2008, we issued 150,000 shares of our restricted common stock to an individual for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our chief financial officer and directors on several occasions prior to its investment decision.

On March 31, 2008, we issued 1,650,000 shares of our common stock to employees, officers and directors for services rendered to the Company to the following:

Name	Number of Shares
Alan Binder	225,000
Dale Richter	225,000
Keith Berman, chief financial officer and a director	600,000
Robert Jagunich, chairman	600,000

The above shares issued to Messrs. Binder and Richter were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

ITEM 5. OTHER INFORMATION.

On January 14, 2008 through its group buying organization, MedAssets, the Company’s wholly owned subsidiary Pharma Tech Solutions, Inc. executed letters of commitment for the distribution of products manufactured by:

1.

3M Corporation

2.

Hollister, Inc.

3.

Kimberly-Clark Inc.

On January 28, 2008, the Company entered into a revised agreement with Sanvita, Inc., a spinoff of a former division of Becton Dickenson.  This agreement titled Second Addendum to Medical Benefit Distributor Agreement provides the company with enhanced discounts and allowances.

On January 28, 2008, the Company completed its agreement with S J Pharmacy, Inc. dba Genrich United Pharmacy (“Genrich”) whereby the company is provided with exclusive access to the use of certain state and federal licenses and provider ID numbers. Upon completion of this agreement:

1.

Genrich applied for a second DEA license to be utilized exclusively by the company

2.

the company opened its 3rd distribution facility and now transacts commerce through this facility in Phoenix, AZ

On February 27, 2008 through its MedAssets group buying organization, the Company’s wholly owned subsidiary Pharma Tech Solutions, Inc. executed letters of commitment for the distribution of products manufactured by Siemens Medical Solutions Diagnostics.

ITEM 6.  EXHIBITS.

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01

3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01

3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02

3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01

10.31	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05

10.32	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05

10.33	Registration Rights Agreement - Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05

10.34	Warrant Agreement ($0.02) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05

10.35	Warrant Agreement ($0.02) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05

10.36	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05

10.37	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05

10.38	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05

10.39	Warrant Agreement ($0.03) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05

10.40	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05

10.41	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05

10.42	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.43	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05

10.44	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05

10.45	The 2004 Stock Option Plan - Amended		S-8		99	9/8/06

10.46	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05

10.47	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05

10.48	Secured Promissory Note – Monarch Pointe Fund,LTD – August 25, 2005		8-K		10.3	10/21/05

31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

instaCare Corp.

(Registrant)

By:/s/ Keith Berman

Keith Berman, Chief Financial Officer

(On behalf of the Registrant and as Principal Financial

Officer)

Date: May 14, 2008