Form 10-Q
period 2008-06-30
instaCare Corp.
filed 2008-08-14
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             Yes ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2008, was 41,587,791 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

instaCare, Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	Audited
Assets
Current assets:
Cash	$113,167	$4,353
Accounts receivable	966,126	669,041
Inventory	270,450	96,450
Prepaid expenses	4,131	3,816
Total current assets	1,353,874	773,660

Fixed assets net of accumulated depreciation of	18,124	36,250
$163,126 and $145,000, respectively

Other assets
Deposits	3,412	3,412
Amortizable loan fees	41,669	-
Total other assets	45,081	3,412

Total assets	$1,417,079	$813,322

instaCare, Corp.

Condensed Consolidated Balance Sheets

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$40,806	$120,107
Accrued liabilities	195,905	199,265
Accrued interest	502,335	412,837
Line of credit	586,923	467,044
Demand note – related party	280	280
Notes payable, current portion	183,361	181,021
Convertible notes payable	1,452,688	1,377,689
Total current liabilities	2,962,298	2,758,243

Long-term debt, net of current portion	57,831	85,109

Stockholders’ (deficit)

Preferred stock, $0.001 par value, 2,249,000 shares authorized,
207,526 shares issued and outstanding as of June 30, 2008
and December 31, 2007, respectively	207	207
Preferred series “A” stock, $0.001 par value, 750,000 shares
authorized, no shares issued and outstanding as of June 30, 2008	-	-
and December 31, 2007, respectively
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 shares issued and outstanding as of
June 30, 2008 and December 31, 2007	18	18
Preferred series “D” stock, $0.001 par value, 1,000 shares
authorized no shares issued and outstanding as of June 30, 2008
and December 31, 2007	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of June 30, 2008
and December 31, 2007	-	-
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
39,962,071 and 29,200,026 shares issued and outstanding as of
June 30, 2008 and December 31, 2007	39,962	29,200
Shares authorized and unissued, 725,720 and 3,700,294 as of
June 30, 2008 and December 31, 2007, respectively	726	3,700
Additional paid in capital	17,713,847	17,353,200
Dividend payable	386,475	292,392
Accumulated (deficit)	(19,744,285)	(19,709,747)
Total stockholders’ (deficit)	(1,603,050)	(2,030,030)

Total liabilities and stockholders’ (deficit)	$1,417,079	$813,322

The accompanying notes are an integral part of these condensed consolidated financial Statements

InstaCare, Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$3,020,694	$1,036,849	$5,818,076	$2,120,131
Cost of sales	2,676,063	908,652	5,025,946	1,797,304

Gross profit	344,631	128,197	792,130	322,827

Expenses:
General & administrative	64,558	78,967	125,304	181,526
Consulting	28,442	119,810	93,735	378,077
Payroll expense	79,815	34,664	200,335	87,898
Professional fees	22,240	57,486	67,596	81,976
Depreciation and amortization	9,063	11,745	18,126	23,490
Total expenses	204,118	302,672	505,096	752,967

Net operating income (loss)	140,513	(174,475)	287,034	(430,140)

Other income (expense):
Contingent expenses	-	81,600	-	-
Financing costs	(66,786)	(1,907)	(116,260)	(11,123)
Interest expense, net	(56,075)	(55,788)	(111,393)	(112,493)
Total other income (expense)	(122,861)	23,905	(227,653)	(123,616)

Net income (loss)	17,652	(150,570)	59,381	(553,756)

Add: Dividends declared on preferred	-	-	-	-

Income (loss) available to common shareholders'	$17,652	$(150,570)	$59,381	$(553,756)

Weighted average number of
common shares outstanding-diluted	216,264,003	11,341,941	211,122,433	10,768,735

Net income (loss) per share -diluted	$0.00	$(0.01)	$0.00	$(0.05)

Weighted average number of
Common shares outstanding – basic	38,546,597	11,341,941	36,297,301	10,768,735

Net income (loss) per share – basic	$0.00	$(0.01)	$0.00	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial Statements

InstaCare, Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$59,381	$(553,756)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services and fees	94,453	133,650
Shares issued for financing	92,628	-
Options and warrants issued for services	12,853	299,146
Amortization of options issued for services	105,000	6,126
Amortization of financing fees	20,832
Depreciation and amortization	18,126	23,490
Changes in operating assets and liabilities
Accounts receivable	(297,085)	(264,256)
Inventory	(174,000)	(35,400)
Prepaid expenses	(315)	-
Accounts payable	(79,301)	56,009
Accrued interest	89,495	107,657
Accrued liabilities	(3,193)	(59,534)
Net cash (used) by operating activities	(61,126)	(286,868)

Cash flows from financing activities
Proceeds from line of credit	4,519,637	-
Payments on line of credit	(4,399,758)	-
Proceeds from note payable - related party	-	151,218
Payments on note payable - related party	-	(68,150)
Payments on notes payable	(24,939)	-
Proceeds from convertible note payable	75,000	-
Payments on convertible note payable	-	(25,000)
Exercise of options	-	225,708
Net cash provided by financing activities	169,940	283,776

Net increase in cash	108,814	(3,092)
Cash - beginning	4,353	19,501
Cash - ending	$113,167	$16,409

Supplemental disclosures:
Interest paid	$19,582	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$94,453	$133,650
Options and warrants issued for services	$12,853	$299,146
Shares issued for financing	$92,628	$-
Accounts payable converted to note payable	$-	$160,385

The accompanying notes are an integral part of these condensed consolidated financial statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

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

Note 2 – Going concern

The Company has an accumulated deficit of $19,744,285 as of June 30, 2008. These accumulated conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although the Company’s recent growth have greatly improved its cash flows, the Company nonetheless needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Fixed assets

Depreciation expense totaled $18,126 and $23,490 for the six-month period ended June 30, 2008 and 2007, respectively.

Note 4 – Notes payable

Notes payable consisted of the following:

	June 30,	December 31,
	2008	2007

Demand note from a related party, bearing interest at 9.5%	$280	$280

Revolving line of credit, with interest being paid in shares equal to 5% of each advance.	586,923	467,044

Promissory note, Bearing interest at 9% per annum, maturing June 20, 2010.	111,192	136,131

Convertible promissory note, bearing interest at 15% per annum, maturing June 30, 2009.	75,000	-

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379	920,379

Convertible promissory note, bearing interest at 1.25% per month, maturing October 31, 2007	170,000	170,000

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, maturing May 16, 2007	200,000	200,000

Total notes payable	2,281,083	2,111,143

Less current portion	2,223,252	2,026,034

Total long-term notes payable	$57,831	$85,109

The Company recorded interest expense totaling $111,393 and $112,493 during the six-months ended June 30, 2008 and 2007, respectively.

Note 5 – Stockholder’s equity

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 20,000 shares are designated as Series C, 1,000 shares are designated as Series D and 1,000,000 shares are designated as Series E.  The Company is authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

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

During the six-months ended June 30, 2008, we issued 3,530,696 shares of our common stock to Centurion Credit Resources, LLC pursuant to our financing agreement. These shares represent a 5% financing fee for each advance received during each of the three months ending June 30, 2008. The fair value of the shares is $92,629, and has been recorded as financing fees. At June 30, 2008, 750,720 shares remained unissued.

We issued 216,775 shares of our common stock on January 31, 2008 pursuant to a consulting agreement with Cape McKinnon, Inc. As of June 30, 2008, we recorded consulting expense in the amount of $6,503, representing the fair value of the shares issued. Further, we have terminated this agreement effective as of June 30, 2008.

On February 29, 2008 we issued 150,000 shares of our common stock to an individual for services received pursuant to a consulting agreement. The fair value of $1,650 has been recorded as a consulting expense as of June 30, 2008.

During the six-months ended June 30, 2008, we issued 2,850,000 shares of our common stock in lieu of compensation to employees and officers of the Company for services received during the six-months ended June 30, 2008. We have record payroll expense in the amount of $61,500, the fair value of the shares issued.

On May 6, 2008 we issued 400,000 shares of our common stock for services. At June 30, 2008 we recorded consulting expense in the amount of $4,000 representing the fair value of the shares issued.

On May 7, 2008 we issued 40,000 to Steve Milic for license fees valued at $800. In addition, we issued 180,000 shares of our common stock to Mr. Milica's for consulting fees valued at $3,600, the fair value of the shares issued.

On May 7, 2008 we issued 20,000 shares of our common stock to an individual for consulting fees valued at $400, the fair value of the shares issued.

Note 6 – Warrants and options

On February 7, 2008, 1,293,750 warrants issued to Mercator Momentum Fund, LP and Monarch Pointe Fund Ltd. and Pylon Management expired.

On January 11, 2008 we issued 400,000 warrants with an exercise price of $0.078 per share for consulting services.  The warrants expire on December 31, 2010.  The fair market value of the warrants based on the Black-Scholes model is $12,853 using the following assumptions:  Strike Price $0.078; Stock Price $0.04; Volatility 167%; Term 2.75 years; Dividend Yield 0%; Interest Rate 2.61%.  As of June 30, 2008, we have recorded consulting expense in the amount of $12,853.

On March 1, 2008, we issued a warrant to purchase 7,500,000 shares of our common stock with an exercise price of $0.03 pursuant to of loan agreement. The fair market value of the warrants based on the Black-Scholes model is $62,501 using the following assumptions:  Strike Price $0.003; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%.  As of June 30, 2008, we have recorded financing expense in the amount of $5,208 and amortizable loan fees of $57,293 to be amortized over the one year term of the note.

A summary of outstanding stock options and warrants as of June 30, 2008 is as follows:

	Options		Warrants
Outstanding 01/01/08	825,000	$1.73	2,662,090	$1.03
Granted	-	-	7,900,000	0.03
Cancelled	-	-	(1,293,750)	1.99
Exercised	-	-	-	-
Outstanding 06/30/08	825,000	$1.73	9,268,340	$0.05

Note 7 – Net income per share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible convertible into common stock for an additional 10,093,340 common shares; all preferred stock converted into common stock for an additional 131,306,866 common shares; and all convertible debt converted into common stock for an additional 36,317,200 common shares.

Note 8 – Subsequent events

On July 9, 2008 we issued 725,720 shares of our common stock authorized and unissued at June 30, 2008.

On July 9, 2008, we issued 900,000 shares to our officers as prepaid services for the period ending September 30, 2008. The fair value of the shares on the date of grant was $18,000.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the six months ended June 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

We are a publicly-traded distributor of life-saving and life-enhancing prescription drugs and diagnostics to several channels in the healthcare industry, a developer of patent-pending technologies for e-health and EMR applications that we employ to leverage and add value to our prescription drug and diagnostics business, and a Wi-Fi PDA technology provider to the lodging industry.  We have recently added modules to our medical and EMR applications that allow for the management of medical products distribution and reporting management.  We plan to market these new modules under the trade name Decision IT.

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

•

Providing medical communication devices based on networks of personal digital assistants (PDA) and desktop computers with software that manages decision, control, audit and fulfillment for the medical products distribution markets. These products are believed to provide benefits of on demand medical information to medical products manufacturers as part of their financial management of distribution contracts;

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

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. We have completed 14 quarters of operations in these markets. Our experiences point to a business that displays certain seasonal trends.  In each of the last two operating years our order intake was concentrated in the first five months of the calendar year and to an identifiable but lesser degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the three months ended June 30, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

INCOME:

	For the three months ended June 30,		Increase (Decrease)
	2008	2007	$	%

Revenue	$3,020,694	$1,036,849	$1,983,845	191%
Cost of Sales	2,676,063	908,652	1,767,411	195%

Gross Profit	344,631	128,197	216,434	169%

Gross Profit Percentage of Sales	13%	12%		1%

Revenue

Our revenue for the three months ended June 30, 2008 was $3,020,694 compared to revenue of $1,036,849 in the three months ended June 30, 2007.  This resulted in an increase in revenue of $1,767,411, or 191%, from the same period a year ago.  The increase in revenue over the three months ended June 30, 2007 was a result of our market focus towards the direct sale of diabetic test strips and medical-surgical products into several prescription drug channels and our efforts to increase our gross profit margin.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended June 30, 2008 was $2,676,063, an increase of $1,767,411, or 195% from $908,652 for the three months ended June 30, 2007.  The increase in cost of sales during the current period was expected due to our increased sales over the prior quarter and an increase in our direct to patient market sales.

Gross profit as a percentage of sales increased from 12% for the three months ended June 30, 2007 to 13% for the three months ended June 30, 2008.  The increase in gross profit margin was caused by a change in our primary suppliers whereby we were able to achieve stronger buying power on the increased volume.

EXPENSES:

	For the Three Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$64,558	$78,967	$(14,409)	(18%)
Consulting services	28,442	119,810	(91,368)	(76%)
Payroll expense	79,815	34,664	45,151	130%
Professional fees	22,240	57,486	(35,246)	(61%)
Depreciation	9,063	11,745	(2,682)	(23%)
Total expenses	204,118	302,672	(98,554)	(33%)

Net operating income (loss)	140,513	(174,475)	314,988	181%

Other income (expense):
Loss contingency	-	81,600	-	-
Financing costs	(66,786)	(1,907)	64,879	3402%
Interest (expense)	(56,075)	(55,788)	(287)	1%

Net income (loss)	$17,652	$(150,570)	$168,555	112%

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 were $64,558, a decrease of $14,409, or 18%, from $78,967 for the three months ended June 30, 2007.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth whereby allowing us to eliminate unnecessary general and administrative expenditures. It is the goal of management to continue efforts in limiting redundant overhead.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the three months ended June 30, 2008.  During this quarter we expended $28,442 compared to $119,810 for the three months ended June 30, 2007, representing a decrease of 76% over the previous period.

Payroll expense

We currently staff five full-time positions. Each of which, assist in sales, marketing and administrative support.  We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages. During the three months ended June 30, 2008 our payroll expense was comprised of cash totaling $15,315 and equity compensation of $64,500 compared to $34,664 in cash for the comparable period in 2007. Currently, our labor expense is approximately 2.6% of our total revenue verses 3.3% for the same period in the previous year. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and public company reporting services. Our fees for these services decreased by $35,246 compared to the three months ended June 30, 2008 as a result of a decrease in legal fees. During the three-months ended June 30, 2008 we incurred accounting fees of $19,500 and reporting costs of $2,740 compared to $41,076 in accounting fees, $13,500 in legal fees and $2,910 in reporting fees for the three-month period ended June 30, 2007.  We anticipate these fees to remain stable throughout the remainder of the year.

Depreciation

Depreciation for the three months ended June 30, 2008 was $9,063, a decrease of $2,682 from $11,745 for the three months ended June 30, 2007.  The decrease in depreciation is the expected result of asset reaching their expected useful lives.

Total Expenses

Our operating expenses decreased $98,554 or 33% overall for the three months ended June 30, 2008.  Our streamlined operational environment and limitations on the use of outside consultants has allowed for the decrease in total operational costs.

Net Operating Income (Loss)

We had net operating income in the amount of $140,513 for the three months ended June 30, 2008, versus a net operating loss of $174,475 for the three months ended June 30, 2007, a decrease of net operating totaling  $314,988.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we look forward to a continued reward of positive earnings results.

Financing Costs

Financing costs for the three months ended June 30, 2008 were $66,786, an increase of $64,879 compared to $1,907 for the three months ended June 30, 2007.  Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Interest payments are made to Centurion with common stock of the Company. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense has remained fairly consistent at $56,075 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the up coming year.

Net Income (Loss)

We achieved net income for the three months ended June 30, 2008 in the amount $17,652, an increase of $168,222 from our previous year net loss of $150,570. The decrease in net loss and our resulting profit was attributable to our overall decrease in general and administrative expenses and consulting fees during the quarter, as noted above.

Results of Operations for the six months ended June 30, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

INCOME:

	For the six months ended June 30,		Increase (Decrease)
	2008	2007	$	%

Revenue	$5,818,076	$2,120,131	$3,697,945	174%
Cost of Sales	5,025,946	1,797,304	3,228,642	180%

Gross Profit	792,130	322,827	469,303	145%

Gross Profit Percentage of Sales	14%	15%		(1%)

Revenue

Our revenue for the six months ended June 30, 2008 was $5,818,076 compared to revenue of $2,120,131 in the six months ended June 30, 2007.  This resulted in an increase in revenue of $3,697,945, or 174%, from the same period a year ago.  The increase in revenue over the three months ended June 30, 2007 was a result of our market focus towards the direct sale of diabetic test strips and medical-surgical products into several prescription drug channels and our efforts to increase our gross profit margin.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the six months ended June 30, 2008 was $5,025,946, an increase of $3,228,641, or 180% from $1,797,304 for the six months ended June 30, 2007.  The increase in cost of sales during the current period was expected due to our increased sales over the prior quarter and an increase in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 14% for the six months ended June 30, 2007 to 13% for the six months ended June 30, 2008.  During the second quarter we made a change in our primary supplier in anticipation of achieving a higher margin on our sales through stronger buying power on increased volume.

EXPENSES:

	For the Six Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$125,304	$181,526	$(56,222)	(31%)
Consulting services	93,735	378,077	(284,342)	(75%)
Payroll expense	200,335	87,898	112,437	128%
Professional fees	67,596	81,976	(14,380)	(18%)
Depreciation	18,126	23,490	(5,364)	(23%)
Total expenses	505,096	752,967	(247,871)	(167%)

Net operating income (loss)	287,034	(430,140)	717,174	167%

Other income (expense):
Financing costs	(116,260)	(11,123)	105,137	945%
Interest (expense)	(111,393)	(112,493)	1,100	(1%)

Net income (loss)	$59,381	$(553,756)	$613,137	111%

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 were $125,304, a decrease of $56,222, or 31%, from $181,526 for the six months ended June 30, 2007.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth whereby allowing us to eliminate unnecessary general and administrative expenditures. It is the goal of management to continue efforts in limiting redundant overhead.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the six months ended June 30, 2008.  During this quarter we expended $93,735 compared to $378,077 for the six months ended June 30, 2007, representing a decrease of 75% over the previous period.

Payroll expense

We currently staff five full-time positions. Each of which, assist in sales, marketing and administrative support.  We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages. During the six months ended June 30, 2008 our payroll expense was comprised of cash totaling $33,835 and equity compensation of $166,500 compared to $87,898 in cash for the comparable period in 2007. Currently, our labor expense is approximately 3.4% of our total revenue verses 4.1% for the same period in the previous year. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and public company reporting services. Our fees for these services decreased by $14,380 compared to the six months ended June 30, 2008 as a result of a decrease in legal fees. During the six-months ended June 30, 2008 we incurred accounting fees of $64,000 and reporting costs of $3,596 compared to $56,076 in accounting fees, $15,500 in legal fees and $10,400 in reporting fees for the six month period ended June 30, 2007.  We anticipate these fees to remain stable throughout the remainder of the year.

Depreciation

Depreciation for the six months ended June 30, 2008 was $18,126, a decrease of $5,364 from $23,490 for the six months ended June 30, 2007.  The decrease in depreciation is the expected result of asset reaching their expected useful lives.

Total Expenses

Our operating expenses decreased $247,871 or 33% overall for the six months ended June 30, 2008.  Our streamlined operational environment and limitations on the use of outside consultants has allowed for the decrease in total operational costs.

Net Operating Income (Loss)

We had net operating income in the amount of $287,034 for the six months ended June 30, 2008, versus a net operating loss of $430,140 for the six months ended June 30, 2007, a decrease of net operating totaling  $717,171.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we look forward to a continued reward of positive earnings results.

Financing Costs

Financing costs for the six months ended June 30, 2008 were $116,260, an increase of $105,137 compared to $11,123 for the six months ended June 30, 2007.  Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Interest payments are made to Centurion with common stock of the Company. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future financing of working capital.

Interest Expense

Our interest expense has remained fairly consistent at $111,393 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the up coming year.

Net Income (Loss)

We achieved net income for the six months ended June 30, 2008 in the amount $59,381, an increase of $613,137 from our previous year net loss of $553,756. The decrease in net loss and our resulting profit was attributable to our overall decrease in general and administrative expenses and consulting fees during the quarter, as noted above.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$1,353,874	$773,660	$580,214	75%
Current Liabilities	2,962,298	2,758,243	204,055	7%
Working Capital Deficit	$1,608,424	$1,984,583	$(376,159)

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

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. We are accruing interest at a default rate of 12% per annum. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock which can be sold by the lender as a means to repay the balance due. As of June 30, 2008, Pinnacle has sold 924,948 escrow shares valued at $406,215 which has been applied to accrued interest and the principal balance of the note.

Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.”

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006.  We have made principal payments of $125,000. As of June 30, 2008, the remaining principal balance was $130,000.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. This facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We drew down on this credit line for the first time on November 30, 2007 and have subsequently accomplished forty three (43) additional draw downs through June 30, 2008.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $7.5 million per quarter, and with the added credit increments offered, through $12.5 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  As of June 30, 2008, we have received $75,000. The loan is for one year, maturing on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further we have agreed to issues 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. During the three months ended June 30, 2008, we have terminated our relationship with Cragmont.

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

As of June 30, 2008, our cash balance was $113,167. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company.  Kelly returned 31,958,000 (pre-reverse split) shares of common stock to the Company which were placed in one of the Company’s majority owned subsidiaries. The Company has recently stepped up its efforts to collect on this judgment.

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

We have historically lost money.  We had an accumulated deficit as of June 30, 2008, and December 31, 2007 of $19,744,285 and $19,709,747, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

In fiscal 2007 our four largest customers accounted for approximately 98% of our net sales and in the first six months of 2008 these four customers accounted for approximately 92% of our net sales. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock.  As of August 12, 2008, there were 41,587,791 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

On January 31, 2008, we issued 216,775 shares of our restricted common stock to Cape Mc Kinnon for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On February 29, 2008, we issued 384,963 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On March 31, 2008, we issued 480,807 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 31, 2008, we issued 1,650,000 shares of our common stock to employees and officers for services rendered to the Company to the following:

Name	Number of Shares
Alan Binder	225,000
Dale Richter	225,000
Keith Berman	600,000
Robert Jagunich	600,000

The above shares issued to Messrs. Binder and Richter were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On May 6, 2008, we issued 784,241 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 6, 2008, we issued 600,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 6, 2008, we issued 133,325 shares of our restricted common stock to Solar Grid, Inc. for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 6, 2008, we issued 266,675 shares of our restricted common stock to an individual for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 28, 2008, we issued 220,000 shares of our restricted common stock to an individual for license fees and services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 28, 2008, we issued 20,000 shares of our restricted common stock to an individual for services provided to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 4, 2008, we issued 506,335 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent issuances

On July 9, 2008, we issued 725,720 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 9, 2008, we issued 450,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2008.

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

1.

3M Corporation

2.

Hollister, Inc.

3.

Kimberly-Clark Inc.

On January 28, 2008 the company entered into a revised agreement with Sanvita, Inc., a spinoff of a former division of Becton Dickenson.  This agreement titled Second Addendum to Medical Benefit Distributor Agreement provides the company with enhanced discounts and allowances.

On January 28, 2008 the company completed its agreement with S J Pharmacy, Inc. dba Genrich United Pharmacy (“Genrich”) whereby the company is provided with exclusive access to the use of certain state and federal licenses and provider ID numbers. Upon completion of this agreement:

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

Date: August 14, 2008