Form 10-K/A
period 2007-12-31
instaCare Corp.
filed 2008-10-01
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33187

instaCare Corp.

____________________________________________________________

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

☐ Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes   ☒  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

EXPLANATORY NOTE

InstaCare Corp is filing this Amendment No. 1 to Form 10-K (the "Amendment") to amend its annual report for fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 3, 2008. The purpose of this Amendment is to amend Item 8A of Part II to clarify management's evaluation of the effectiveness of the Company's disclosure controls and procedures. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Form 10-K.

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

___________________________________________________________________________________

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

Results of Operations for the fiscal years ended December 31, 2007 and 2006.

The following table summarizes selected items from the statement of operations at December 31, 2007 compared to December 31, 2006.

INCOME:

	For the Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%

Revenue	$6,254,278	$19,220,265	$(12,965,987)	(67)%
Cost of Sales	5,845,782	19,186,237	(13,340,455)	(70)%

Gross Profit	408,496	34,028	374,468	1,100%

Gross Profit Percentage of Sales	6%	0.18		5.82%

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

EXPENSES:

	For the Year Ended December 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative expenses	$270,317	$637,463	$(367,146)	(58)%
Consulting services	728,438	569,743	158,695	28%
Payroll expense	342,777	485,627	(143,150)	(29)%
Professional fees	148,079	592,968	(444,889)	(75)%
Depreciation	46,726	48,027	(1,301)	(3)%
Total expenses	1,536,337	2,334,128	(797,791)	(34)%

Net operating (loss)	(1,127,841	(2,300,100)	1,172,259	(51)%

Other income (expense):
Financing costs	(45,429	(249,408)	203,979	(82)%
Interest (expense)	(236,509	(205,302)	(31,207)	(15)%

Net (loss)	$(1,409,779	$(2,754,810)	$1,345,031	(49)%

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, Keith Berman, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Report on Internal Control over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of December 31, 2007. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, the Company’s management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, the Company’s internal controls are not effective, for the reason discussed below:

Segregation of Duties

As a result of the loss of an employee within the accounting department in September 2007, we were unable to meet certain segregation of duties criteria and did not have existing resources for creating a compensating control mechanism. In November of 2007, during our evaluation of our internal controls our Chief Financial Officer identified the inability to include proper segregation of transaction authorization, transaction processing and custody within our accounting department, resulting in a material weakness in our internal controls over financial reporting.. Despite our material weakness regarding our segregation of duties, we believe that our financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Remediation Initiative

We have rectified the segregation of duties weakness through a change in our internal control procedures during the first quarter of 2008. We have implemented certain processes whereby we are utilizing our entire staff to provide appropriate checks and balances over all functions that could potentially have a material impact on our financial statements. Further, we have engaged an outside consulting firm to assist us in implementing additional controls to improve our overall control processes. In addition, it is our intention to hire a minimum of one qualified accounting individual as soon as the necessary financial resources become available.

Other than the weakness identified above and our remediation of the weakness, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management’s report in this annual report.

/s/ Keith Berman

Keith Berman

Chief Financial Officer

Item 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers

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

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
Keith Berman, Chief Financial Officer and Principal Executive Officer

Date: September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date
/s/ Keith Berman	Chief Financial Officer and Principal Executive Officer	09/29/08
Keith Berman
/s/ Robert Jagunich	Director	09/29/08
Robert Jagunich

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

/s/ Weaver & Martin, LLC

Kansas City Missouri

March 31, 2008

instaCare Corp.

Consolidated Balance Sheet

	December 31,
Assets	2007	2006
Current assets:
Cash	$4,353	$19,501
Accounts receivable	669,041	267,166
Inventory	96,450	-
Prepaid expenses	3,816	--
Total current assets	773,660	286,667

Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
	234,895	234,895
Less accumulated depreciation	198,645	151,919
Fixed assets, net	36,250	82,976

Other assets:
Deposits	3,412	3,412
	$813,322	$373,055
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$120,107	$408,438
Accrued liabilities	199,265	225,486
Accrued interest	412,837	205,285
Line of credit	467,044	-
Demand note - related party	280	63,000
Notes payable, current portion	181,021	-
Convertible notes payable	1,377,689	1,702,401
Total current liabilities	2,758,243	2,604,610

Long-term debt, less current portion	85,109	-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 3,249,000 shares authorized 207,526 shares authorized, no shares issued and outstanding	207	208
Preferred series “A stock, $0.001 par value, 750,000 shares authorized, no shares outstanding	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 and 20,000 shares issued and outstanding	18	20
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,250,000,000 shares authorized 29,200,026 and 9,461,621 shares issued and outstanding	29,200	9,462
Shares authorized and un-issued, 3,700,294	3,700	-
Prepaid share-based compensation	(105,000	(29,934
Additional paid-in capital	17,459,200	15,796,265
Dividend payable	292,392	50,914
Accumulated (deficit)	(19,709,747	(18,058,490
	(2,030,030	(2,231,555
	$813,322	$373,055

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

Note 4 – Notes payable and related parties

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

Note 5 – Income taxes

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

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2007	2006
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)	(35)
	-	-

Note 6 – Stockholder’s equity

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

Note 7 – Options

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

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2006	-	$-0-

Options granted	1,141,610	0.46
Options cancelled	-	-
Options exercised	1,141,610	$0.46

Balance, December 31, 2006	-	$-0-

Balance, January 1, 2007	-	-0-

Options granted	810,500	0.05
Options cancelled	-	-
Options exercised	810,500	0.05

Balance, December 31, 2007	-	$-0-

Exercisable, December 31, 2007	-	$-0-

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