Form 10-Q/A
period 2008-03-31
instaCare Corp.
filed 2008-10-01
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, (the “Original Filing”) filed on May 14, 2008, with the Securities and Exchange Commission in order to clarify our  disclosures  in item 4T Controls and Procedures.

The Original Filing is hereby superseded and amended with respect to Part I, Item 4T set forth in this Amendment No. 1.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

increased competitive pressures from existing competitors and new entrants

•

increases in interest rates or our cost of borrowing or a default under any material debt agreements

•

deterioration in general or regional economic conditions;

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$994,436	$773,660	$220,776	29%
Current Liabilities	2,756,036	2,758,243	(2,207)	(0.1%)
Working Capital Deficit	$1,761,600	$1,984,583	(22,983)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, Keith Berman, our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation our Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of March 31, 2008. Our remediation of the deficiency entailed engaging the services of an independent third party with expertise in regulatory compliance requirements for smaller public companies. All subsequent filings will be reviewed for accuracy and completeness prior to submission.

Changes in Internal Control Over Financial Reporting

As a result of our material weakness at December 31, 2007, we have made changes in our internal control over financial reporting during the first quarter of fiscal 2008. We have incorporated additional procedures in our internal control policies which include the utilization of our entire staff to provide appropriate checks and balances over all key financial reporting functions that could potentially have a material impact on our financial statements. Further, we have engaged an outside consulting firm to assist us in implementing additional controls to improve our overall control processes. Through our review and assessment of our remediation conducted during the first fiscal quarter of 2008 management has concluded our internal controls over financial reporting were effective at March 31, 2008.

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

Date: September 29, 2008