Form 10-K/A
period 2007-12-31
instaCare Corp.
filed 2008-10-08
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

☐ Yes   ☒  No

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

EXPLANATORY NOTE

instaCare Corp. is filing this Amendment No. 2 to Form 10-K (the "Amendment") to amend its amended annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on October 1, 2008 . The purpose of this Amendment is to include exhibit 23.1, consent of instaCare’s independent registered public accounting firm for its S-8 filed on August 31, 2007. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of Amendment No. 1 to Form 10-K.

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

3.

Combining our newly acquired wholesale and retail drug distribution with our PDA technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedule

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01

3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01

3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02

3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01

10.1	Business Consulting Agreement – Mark W. Lancaster – February 17, 2002		S-8		4.11	3/1/02

10.2	Consulting Agreement – Mark Chaim Drizin – February 26, 2002		S-8		4.12	3/1/02

10.3	Consulting Agreement – Barbara Asbell – July 30, 2002		S-8		4.11	8/7/02

10.4	Consulting Agreement – Barbara Asbell – August 13, 2002		S-8		4.11	9/4/02

10.5	Service Agreement – Robert Jagunich – September 1, 2002		S-8		4.11	10/1/02

10.6	Consulting Agreement – Glen E. Greenfelder Jr. – October 1, 2002		S-8		4.11	12/17/02

10.7	Consulting Agreement – Dr. Joseph Wolf – January 3, 2003		S-8		4.11	1/24/03

10.8	Consulting Agreement – Thomas Chillemi – January 10, 2003		S-8		4.12	1/24/03

10.9	Consulting Agreement – Dailyfinancial.com Inc. – October 21, 2002		SB-2/A		10.1	4/29/03

10.10	Agent’s Representation Agreement – CareDecision.net – August 20, 2002		SB-2/A		10.2	4/29/03

10.11	Service Agreement – Robert Jagunich – September 1, 2002		SB-2/A		10.3	4/29/03

10.12	Secured Convertible Revolving Promissory Note – M & E Equities, LLC – April 23, 2002		SB-2/A		10.4	4/29/03

10.13	Service Agreement – Robert Jagunich – December 11, 2002		SB-2/A		10.5	4/29/03

10.14	Consulting Agreement – Wizard Enterprises – December 13, 2002		SB-2/A		10.6	4/29/03

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.15	Consulting Agreement – Wizard Enterprises – December 20, 2002		SB-2/A		10.7	4/29/03

10.16	Consulting Agreement – Barbara Asbell – December 13, 2002		SB-2/A		10.8	4/29/02

10.17	Program Agreement between PharmaCare Management Services, Inc. and CareDecision.net Incorporated – May 4, 2001		SB-2/A		10.9	4/29/02

10.18	Consulting Agreement – Paradigm Partners September 15, 2002		SB-2/A		10.10	4/29/02

10.19	Letter of Intent between ATR Search and Medicius April 3, 2002		SB-2/A		10.11	4/29/02

10.20	Consulting Agreement – Ely Mandell – August 5, 2003		SB-2/A		4.12	8/14/03

10.21	Consulting Agreement – Dr. Joseph A. Wolf – July 15, 2003		SB-2/A		4.13	8/14/03

10.22	Consulting Agreement – Leslie – Michelle Abraham - July 15, 2003		SB-2/A		4.14	8/14/03

10.23	Consulting Agreement – Thomas Chillemi – July 10, 2003		SB-2/A		4.15	8/14/03

10.24	Consulting Agreement – Anthony Quintiliana – July 1, 2003		SB-2/A		4.16	8/14/03

10.25	Consulting Agreement – Barbara Asbell – July 1, 2003		SB-2/A		4.17	8/14/03

10.26	Consulting Agreement – Thomas Chillemi – March 28, 2003		SB-2/A		10.13	8/29/03

10.27	Consulting Agreement – Dr. Joseph A. Wolfe – December 1, 2003		S-8		4.13	12/16/03

10.28	Consulting Agreement – Leslie – Michelle Abraham – December 1, 2003		S-8		4.14	12/16/03
10.29	Consulting Agreement – Thomas Chillemi – December 1, 2003		S-8		4.15	12/16/03

10.30	Consulting Agreement – Anthony Quintiliano – December 1, 2003		S-8		4.16	12/16/03

10.31	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.32	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05

10.33	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05

10.34	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05

10.35	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05

10.36	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05

10.37	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05

10.38	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05

10.39	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05

10.40	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05

10.41	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05

10.42	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05

10.43	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05

10.44	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05

10.45	The 2004 Stock Option Plan - Amended		S-8		99	9/8/06

10.46	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05

10.47	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.48	Secured Promissory Note – Monarch Pointe Fund,LTD – August 25, 2005		8-K		10.3	10/21/05

17	Resignation letter of Robert L. Cox, August 15, 2006		10-QSB	6/30/06	17	9/1/06

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

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

Name	Title	Date
/s/ Keith Berman	Chief Financial Officer and Principal Executive Officer	10/07/2008
Keith Berman
/s/ Robert Jagunich	Director	10/07/2008
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