Form 10-Q
period 2008-09-30
instaCare Corp.
filed 2008-11-14
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

                                            InstaCare Corp.                                           .

(Exact name of registrant as specified in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2660 Townsgate Road, Suite 300

                            Westlake Village, California  91361                         .

(Address of principal executive offices)

                                             (805) 466-1973                                           .

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2008, was 43,112,355 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

instaCare, Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	Audited
Assets
Current assets:
Cash	$32,296	$4,353
Accounts receivable	1,293,848	669,041
Inventory	303,965	96,450
Prepaid expenses	8,304	3,816
Total current assets	1,638,413	773,660

Fixed assets net of accumulated depreciation of
$172,188 and $145,000, respectively	9,061	36,250

Other assets
Deposits	3,412	3,412
Amortizable loan fees	26,045	-
Total other assets	29,457	3,412

Total assets	$1,676,931	$813,322

instaCare, Corp.
Condensed Consolidated Balance Sheets

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$39,475	$120,107
Accrued liabilities	196,500	199,265
Accrued interest	554,363	412,837
Line of credit	787,501	467,044
Demand note – related party	1,779	280
Notes payable, current portion	193,199	181,021
Convertible notes payable	1,452,689	1,377,689
Total current liabilities	3,225,506	2,758,243

Long-term debt, net of current portion	43,727	85,109

Stockholders’ (deficit)

Preferred stock, $0.001 par value, 2,249,000 shares authorized,
207,526 shares issued and outstanding as of September 30, 2008
and December 31, 2007, respectively	207	207
Preferred series “A” stock, $0.001 par value, 750,000 shares
authorized, no shares issued and outstanding as of September 30, 2008	-	-
and December 31, 2007, respectively
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 shares issued and outstanding as of
September 30, 2008 and December 31, 2007	18	18
Preferred series “D” stock, $0.001 par value, 1,000 shares
authorized no shares issued and outstanding as of September 30, 2008
and December 31, 2007	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized
14,900 and no shares issued and outstanding as of September 30, 2008
and December 31, 2007, respectively	15	-
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
43,112,355 and 29,200,026 shares issued and outstanding as of
September 30, 2008 and December 31, 2007	43,113	29,200
Shares authorized and unissued, 944,029 and 3,700,294 as of
September 30, 2008 and December 31, 2007, respectively	944	3,700
Additional paid in capital	17,797,367	17,353,200
Dividend payable	431,125	292,392
Accumulated (deficit)	(19,865,091)	(19,709,747)
Total stockholders’ (deficit)	(1,592,302)	(2,030,030)

Total liabilities and stockholders’ (deficit)	$1,676,931	$813,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

InstaCare, Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$3,439,271	$1,585,538	$9,257,347	$3,705,669
Cost of sales	3,233,370	1,327,518	8,259,316	3,124,822

Gross profit	205,901	258,020	998,031	580,847

Expenses:
General & administrative	66,319	48,820	191,623	230,345
Consulting	25,804	225,597	119,539	603,674
Payroll expense	47,335	74,358	247,670	162,256
Professional fees	6,184	1,680	73,781	83,656
Depreciation and amortization	9,063	11,618	27,189	35,108
Total expenses	154,705	362,073	659,802	1,115,039

Net operating income (loss)	51,196	(104,053)	338,229	(534,192)

Other income (expense):
Financing costs	(70,527)	(3,205)	(186,788)	(14,328)
Interest expense, net	(56,823)	(56,293)	(168,216)	(168,786)
Total other income (expense)	(127,350)	(59,498)	(355,004)	(183,114)

Net income (loss)	(76,154)	(163,551)	(16,775)	(717,306)

Add: Dividends declared on preferred	-	-	-	-

Income (loss) available to common shareholders'	$(76,154)	$(163,551)	$(16,775)	$(717,306)

Weighted average number of
common shares outstanding- basic	42,008,804	13,155,843	38,201,135	11,702,736

Net income (loss) per share – basic	$(0.00)	$(0.01)	$(0.00)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

InstaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(16,775)	$(717,306)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services and fees	126,453	356,072
Shares issued for financing	147,518	-
Warrants issued for financing	62,500
Options and warrants issued for services	12,853	356,646
Amortization of options issued for services	105,000	9,328
Depreciation and amortization	27,189	35,108
Changes in operating assets and liabilities
Accounts receivable	(624,807)	(282,482)
Inventory	(207,515)	-
Prepaid expenses	(30,354)	(3,822)
Accounts payable	(80,632)	(136,641)
Accrued interest	141,523	163,879
Accrued liabilities	(2,762)	(30,602)
Net cash (used) by operating activities	(39,809)	(249,820)

Cash flows from financing activities
Proceeds from line of credit, net	320,457	-
Proceeds from note payable - related party	1,500	155,430
Payments on note payable - related party	-	(68,150)
Payments on notes payable	(29,205)	-
Proceeds from convertible note payable	75,000	-
Payments on convertible note payable	-	(33,239)
Exercise of options	-	225,708
Exercise of common stock	-	10,000
Net cash provided by financing activities	367,752	289,749

Net increase in cash	27,943	39,929
Cash – beginning	4,353	19,501
Cash – ending	$32,296	$59,430

Supplemental disclosures:
Interest paid	$23,229	$1,962
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for services	$126,453	$356,072
Options and warrants issued for services	$12,853	$356,646
Shares, warrants and options issued for financing	$210,018	$-
Shares issued for debt conversion	$-	$50,000
Shares issued for debt conversion – related party	$-	$150,000
Accounts payable converted to note payable	$-	$160,385

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

Note 2 – Going concern

The Company has an accumulated deficit of $19,865,091 as of September 30, 2008. These accumulated conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although the Company’s recent growth have greatly improved its cash flows, the Company nonetheless needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Fixed assets

Depreciation expense totaled $27,189 and $35,108 for the nine-month period ended September 30, 2008 and 2007, respectively.

Note 4 – Notes payable

Notes payable consisted of the following:

	September 30,	December 31,
	2008	2007

Demand note from a related party, bearing interest at 9.5%	$1,780	$280

Revolving line of credit, with interest being paid in shares equal to 5% of each advance.	787,501	467,044

Promissory note, Bearing interest at 9% per annum, maturing June 20, 2010.	106,926	136,131

Convertible promissory note, bearing interest at 15% per annum, maturing June 30, 2009.	75,000	-

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379	920,379

Convertible promissory note, bearing interest at 1.25% per month, matured October 31, 2007, currently in default.	170,000	170,000

Promissory note, bearing interest at 12% per annum, matured July 31, 2006, currently in default.	130,000	130,00

Convertible promissory note, bearing interest at 1.5% monthly, matured May 16, 2007, currently in default.	200,000	200,000

Total notes payable	2,478,895	2,111,143

Less current portion	2,435,168	2,026,034

Total long-term notes payable	$43,727	$85,109

The Company recorded interest expense totaling $168,216 and $168,786 during the nine-months ended September 30, 2008 and 2007, respectively.

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

We issued 216,775 shares of our common stock on January 31, 2008 pursuant to a consulting agreement with Cape McKinnon, Inc. We have recorded consulting expense in the amount of $6,503, representing the fair value of the shares issued. Further, we terminated this agreement effective June 30, 2008.

On February 29, 2008, we issued 150,000 shares of our common stock to an individual for services received pursuant to a consulting agreement. The fair value of $1,650 was recorded as a consulting expense during the nine-months ended September 30, 2008.

On May 6, 2008, we issued 400,000 shares of our common stock for services and recorded consulting expense in the amount of $4,000 representing the fair value of the shares issued.

On May 7, 2008, we issued 40,000 to Steve Milic for license fees valued at $800. In addition, we issued 180,000 shares of our common stock to Mr. Milica's for consulting fees valued at $3,600, the fair value of the shares issued.

On May 7, 2008 we issued 20,000 shares of our common stock to an individual for consulting fees valued at $400, the fair value of the shares issued.

During the nine-months ended September 30, 2008, we issued 6,025,009 shares of our common stock and 14,900 shares of our preferred series “E” stock to Centurion Credit Resources, LLC pursuant to our financing agreement. These shares represent a 5% financing fee for each advance received during each of the nine months ended September 30, 2008. The fair value of the shares is $147,532, and has been recorded as financing fees. At September 30, 2008, 944,029 shares remained unissued.

During the nine-months ended September 30, 2008, we issued 4,450,000 shares of our common stock in lieu of compensation to employees and officers of the Company for services received during the nine-months ended September 30, 2008. We have record payroll expense in the amount of $93,500, the fair value of the shares issued.

Note 6 – Warrants and options

On February 7, 2008, 1,293,750 warrants issued to Mercator Momentum Fund, LP and Monarch Pointe Fund Ltd. and Pylon Management expired.

On September 30, 2008, 32,500 warrants issued to IJWertz Group expired.

On January 11, 2008, we issued 400,000 warrants with an exercise price of $0.078 per share for consulting services.  The warrants expire on December 31, 2010.  The fair market value of the warrants based on the Black-Scholes model is $12,853 using the following assumptions:  Strike Price $0.078; Stock Price $0.04; Volatility 167%; Term 2.75 years; Dividend Yield 0%; Interest Rate 2.61%.  As of September 30, 2008, we recorded consulting expense in the amount of $12,853.

On March 1, 2008, we issued a warrant to purchase 7,500,000 shares of our common stock with an exercise price of $0.03 pursuant to of loan agreement. The fair market value of the warrants based on the Black-Scholes model is $62,501 using the following assumptions:  Strike Price $0.003; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%.  As of September 30, 2008, we have recorded financing expense in the amount of $5,208 and amortizable loan fees of $57,293 to be amortized over the one year term of the note. As of September 30, 2008, the unamortized amount was $26,045.

A summary of outstanding stock options and warrants as of September 30, 2008 is as follows:

	Options		Warrants
Outstanding 01/01/08	825,000	$ 1.73	2,662,090	$ 1.03
Granted	-	-	7,900,000	0.03
Cancelled	-	-	(1,326,250)	1.96
Exercised	-	-	-	-
Outstanding 09/30/08	825,000	$ 1.73	9,235,840	$ 0.04

Note 8 – Subsequent events

On October 20, 2008 we renewed our agreement with Centurion Credit Resources, LLC.  As inducement for the renewal, Centurion increased our available credit from $1,000,000 to $2,000,000.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the nine months ended September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded distributor of life-saving and life-enhancing prescription drugs and diagnostics to several channels in the healthcare industry, a developer of patent-pending technologies for e-health and EMR applications that we employ to leverage and add value to our prescription drug and diagnostics business, and a Wi-Fi PDA technology provider to the lodging industry.  We have recently added modules to our medical and EMR applications that allow for the management of medical products distribution and reporting management.  We are in the initial stages of  marketing these new modules under the trade name Decision IT.

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

All of the company’s business is transacted in the United States. We do not sell or ship for export.

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

•

The distribution of medical diagnostic products primarily aimed at institutions that service patients with diabetic and asthma related diseases and ailments. Our current market focus for these products is the assisted living and long term care sector of the larger healthcare market, however we plan to expand into additional sectors where we can service certain chronic ambulatory disease states;

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

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. We have completed 15 quarters of operations in these markets. Our experiences point to a business that displays certain seasonal trends.  In each of the last two operating years and the first three quarters of the current year our order intake was concentrated in the first five months of the calendar year and to an identifiable but lesser degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the three months ended September 30, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

INCOME:

	For the three months ended September 30,		Increase (Decrease)
	2008	2007	$	%

Revenue	$3,439,271	$1,585,538	$1,853,733	117%
Cost of Sales	3,233,370	1,327,518	1,905,852	144%

Gross Profit	205,901	258,020	(52,119)	(21%)

Gross Profit Percentage of Sales	6%	16%		(9%)

Revenue

Our revenue for the three months ended September 30, 2008 was $3,439,271 compared to revenue of $1,585,538 in the three months ended September 30, 2007.  This resulted in an increase in revenue of $1,853,733, or 117%, from the same period a year ago. The increase in revenue over the three months ended September 30, 2007 was a result of our market focus towards the direct sale of diabetic test strips and medical-surgical products into several prescription drug channels and our expansion into medical surgical products and markets.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended September 30, 2008 was $3,233,370, an increase of $1,905,852, or 144% from $1,327,518 for the three months ended September 30, 2007.  The increase in cost of sales during the current period was expected due to our increased sales over the prior quarter and an increase in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 16% for the three months ended September 30, 2007 to 6% for the three months ended September 30, 2008.  The decrease in gross profit margin was due to additional shipping as we have expanded to international national markets. We are currently seeking additional transportation sources and focusing efforts in building a target market to grow our revenue stream with the anticipation of maintaining current costing.

EXPENSES:

	For the Three Months Ended September 30,		Increase / (Decrease)
	2008	2007
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$66,319	$48,820	$17,499	36%
Consulting services	25,804	225,597	(199,793)	(89%)
Payroll expense	47,335	74,358	(27,023)	(37%)
Professional fees	6,184	1,680	4,504	268%
Depreciation	9,063	11,618	(2,555)	(22%)
Total expenses	154,705	362,073	(207,368)	(58%)

Net operating income (loss)	51,196	(104,053)	155,249	150%

Other income (expense):
Financing costs	(70,527)	(3,205)	67,322	2101%
Interest expense	(56,823)	(56,293)	530	1%

Net income (loss)	$(76,154)	$(163,551)	$74,518	46%

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 were $66,319, an increase of $17,499, or 36%, from $48,820 for the three months ended September 30, 2007.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth whereby allowing us to eliminate unnecessary general and administrative expenditures. It is the goal of management to continue efforts in limiting redundant overhead.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the three months ended September 30, 2008.  During this quarter we expended $25,804 compared to $225,597 for the three months ended September 30, 2007, representing a decrease of 89% over the same period in the previous year.

Payroll expense

We currently staff five full-time positions. Each of which, assist in sales, marketing and administrative support.  We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages. During the three months ended September 30, 2008 our payroll expense was comprised of cash totaling $15,335 and equity compensation of $32,000 compared to $74,358 in cash for the comparable period in 2007. Currently, our labor expense for the three months ended September 30, 2008 is approximately 2% of our total revenue verses 5% for the same period in the previous year. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and public company reporting services. Our fees for these services increased by $4,504 compared to the three months ended September 30, 2008 as a result of a decrease in legal fees. During the three-months ended September 30, 2008 we incurred accounting fees of $4,500 and reporting costs of $1,684 compared to $7,700 in accounting fees, $6,750 in legal fees and $1,556 in reporting fees for the three-month period ended September 30, 2007.  During the three month period in 2007, we received a credit in accounting fees in the amount of $14,236 as a professional courtesy. We do not anticipate any further discounts and expect the current period fees to be representative of our near term costs.

Depreciation

Depreciation for the three months ended September 30, 2008 was $9,063, a decrease of $2,555 from $11,618 for the three months ended September 30, 2007.  The decrease in depreciation is the expected result of asset reaching their expected useful lives.

Total Expenses

Our operating expenses decreased $207,368 or 58% overall for the three months ended September 30, 2008.  Our streamlined operational environment and limitations on the use of outside consultants has allowed for the decrease in total operational costs.

Net Operating Income (Loss)

We had net operating income in the amount of $51,196 for the three months ended September 30, 2008, versus a net operating loss of $104,053 for the three months ended September 30, 2007, an increase of net operating income totaling  $155,249.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we look forward to  continued increases in net operating income.

Financing Costs

Financing costs for the three months ended September 30, 2008 were $70,527, an increase of $67,322 compared to $3,205 for the three months ended September 30, 2007.  Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Interest payments are made to Centurion with common stock of the Company. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense has remained consistent at $56,823 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the up coming year.

Net Income (Loss)

We experienced net loss for the three months ended September 30, 2008 in the amount $76,154, a decrease of $74,518 from our previous comparative net loss of $163,551. The decrease in net loss was attributable to our overall decrease in general and administrative expenses and consulting fees during the quarter, as noted above.

Results of Operations for the nine months ended September 30, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

INCOME:

	For the nine months ended September 30,		Increase (Decrease)
	2008	2007	$	%

Revenue	$9,257,347	$3,705,669	$5,551,678	150%
Cost of Sales	8,259,316	3,124,822	5,134,494	156%

Gross Profit	998,031	580,847	417,184	72%

Gross Profit Percentage of Sales	11%	16%		(4%)

Revenue

Our revenue for the nine months ended September 30, 2008 was $9,257,347 compared to revenue of $3,705,669 in the nine months ended September 30, 2007.  This resulted in an increase in revenue of $5,551,678, or 150%, from the same period a year ago. The increase in revenue over the three months ended September 30, 2007 was a result of our expansion into international markets. We are currently working towards intensifying our overseas markets in an effort to add additional revenue streams to our developing direct sales of diabetic testing products.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the nine months ended September 30, 2008 was $8,259,316, an increase of $5,134,494, or 156% from $3,124,822 for the nine months ended September 30, 2007.  The increase in cost of sales during the current period was expected due to our increased sales over the prior quarter and an increase in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 16% for the nine months ended September 30, 2007 to 11% for the nine months ended September 30, 2008. During the third quarter we made a change in our primary supplier in anticipation of achieving a higher margin on our sales through stronger buying power on increased volume. Though we did see stronger margins in our domestic sales, the costs associated with our emergence into international markets offset our domestic savings. We are predicting moderate increases in our gross profit margin as we continued to build our international distribution channels.

EXPENSES:

	For the Nine Months Ended September 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$191,623	$230,345	$(38,722)	(17%)
Consulting services	119,539	603,674	(484,135)	(81%)
Payroll expense	247,670	162,256	85,414	53%
Professional fees	73,781	83,656	(9,875)	(12%)
Depreciation	27,189	35,108	(7,919)	(23%)
Total expenses	659,802	1,115,039	(455,237)	(41%)

Net operating income (loss)	338,230	(534,192)	872,422	164%

Other income (expense):
Financing costs	(186,788)	(14,328)	172,460	1204%
Interest (expense)	(168,216)	(168,786)	(570)	-%

Net income (loss)	$(16,775)	$(717,306)	$(700,531)	(98%)

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 were $191,623, a decrease of $38,722, or 17%, from $230,345 for the nine months ended September 30, 2007.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth whereby allowing us to eliminate unnecessary general and administrative expenditures. It is the goal of management to continue efforts in limiting redundant overhead.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the nine months ended September 30, 2008. During this quarter we expended $119,539 compared to $603,674 for the nine months ended September 30, 2007, representing a decrease of 81% over the previous period.

Payroll expense

We currently staff five full-time positions. Each of which, assist in sales, marketing and administrative support.  We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages. During the nine months ended September 30, 2008 our payroll expense was comprised of cash totaling $49,170 and equity compensation of $198,500 compared to $115,800 in cash and $52,500 in equity based compensation for the comparable period in 2007. Currently, our labor expense is approximately 3% of our total revenue verses 5% for the same period in the previous year. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and public company reporting services. Our fees for these services decreased by $9,875 compared to the nine months ended September 30, 2008 as a result of a decrease in legal fees. During the nine-months ended September 30, 2008 we incurred accounting fees of $68,502 and reporting costs of $5,279 compared to $49,450 in accounting fees, $22,250 in legal fees and $11,956 in reporting fees for the nine month period ended September 30, 2007. We anticipate these fees to remain stable throughout the remainder of the year.

Depreciation

Depreciation for the nine months ended September 30, 2008 was $27,189, a decrease of $7,919 from $35,108 for the nine months ended September 30, 2007.  The decrease in depreciation is the expected result of asset reaching their expected useful lives.

Total Expenses

Our operating expenses decreased $455,237 or 41% overall for the nine months ended September 30, 2008.  Our streamlined operational environment and limitations on the use of outside consultants has allowed for the decrease in total operational costs.

Net Operating Income (Loss)

We had net operating income in the amount of $338,230 for the nine months ended September 30, 2008, versus a net operating loss of $534,192 for the nine months ended September 30, 2007, an increase of net operating totaling  $872,422.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we look forward to a continued reward of positive earnings results.

Financing Costs

Financing costs for the nine months ended September 30, 2008 were $186,788, an increase of $172,460 compared to $14,328 for the nine months ended September 30, 2007.  Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Interest payments are made to Centurion with common stock of the Company. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future financing of working capital.

Interest Expense

Our interest expense has remained consistent at $168,216 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the up coming year.

Net Income (Loss)

We recognized a net loss for the nine months ended September 30, 2008 in the amount $16,775 a decrease in net loss of $700,531 from our previous year net loss of $717,306. The decrease in net loss and our resulting profit was attributable to our overall decrease in general and administrative expenses and consulting fees during the quarter, as noted above.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%

Current Assets	$1,638,413	$773,660	$864,753	112%
Current Liabilities	3,225,506	2,758,243	467,263	17%
Working Capital Deficit	$1,587,093	$1,984,583	$397,490	20%

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. To date, MAG has converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.    On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership. The company was advised to cease all communications with Monarch Pointe Fund, Ltd. And Mercator Advisory Group, LLC.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. We are accruing interest at a default rate of 12% per annum. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock which can be sold by the lender as a means to repay the balance due. As of September 30, 2008, Pinnacle has sold 924,948 escrow shares valued at $406,215 which has been applied to accrued interest and the principal balance of the note.

Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.” On September 23, 2008 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated until at least 2010.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of September 30, 2008, the remaining principal balance was $130,000.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008 the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000. This facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We drew down on this credit line for the first time on November 30, 2007. As of September 30, 2008 we have draw down $7,661,816 and repaid $7,341,359.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  As of September 30, 2008, we have received $75,000. The loan is for one year, maturing on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further we have agreed to issues 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. During the nine months ended September 30, 2008, we have terminated our relationship with Cragmont.

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

As of September 30, 2008, our cash balance was $32,296. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Recent Accounting Developments

In May 2008, the FASB issued SFAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. FAS 162 has no effect on our financial position, statements of operations, or cash flows at this time.

As of January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.

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

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company.  Kelly returned 31,958,000 (pre-reverse split) shares of common stock to the Company which were placed in one of the Company’s majority owned subsidiaries. The Company has recently stepped up its efforts to collect on this judgment. On October 10, 2008 the company received a call from an attorney representing a group of investors that may have claims and disputes with Mr. Kelly in excess of $1 million. The company was requested to assist this new by forcing a bankruptcy liquidation of Mr. Kelly’s assets through the United States Bankruptcy court. We are currently investigating  this process.

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

We have historically lost money.  We had an accumulated deficit as of September 30, 2008, and December 31, 2007 of $19,865,091 and $19,709,747, respectively. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription drug distribution plan and to refer direct to patient business.

In fiscal 2007 our four largest customers accounted for approximately 98% of our net sales and in the first nine months of 2008 these four customers accounted for approximately 92% of our net sales. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We filed our Form 10-QSB for the period ended September 30, 2006 late, therefore, two more late filings will result in de-quotation from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock.  As of November 14, 2008, there were 43,112,335 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

On August 1, 2008, we issued 2,512 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 2, 2008, we issued 350,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 2, 2008, we issued 822,052 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 30, 2008, we authorized the issuance 944,029 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the third quarter of 2008.

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

Date: November 14, 2008