Form 10-Q/A
period 2008-09-30
instaCare Corp.
filed 2008-11-17
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

Gross profit as a percentage of sales decreased from 16% for the three months ended September 30, 2007 to 6% for the three months ended September 30, 2008.  The decrease in gross profit margin was due to additional shipping as we have expanded to additional national markets. We are currently seeking additional transportation sources and focusing efforts in building a target market to grow our revenue stream with the anticipation of maintaining current costing.

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

Revenue

Our revenue for the nine months ended September 30, 2008 was $9,257,347 compared to revenue of $3,705,669 in the nine months ended September 30, 2007.  This resulted in an increase in revenue of $5,551,678, or 150%, from the same period a year ago. The increase in revenue over the three months ended September 30, 2007 was a result of our expansion into additional markets. We are currently working towards intensifying our overseas markets in an effort to add additional revenue streams to our developing direct sales of diabetic testing products.

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

Gross profit as a percentage of sales decreased from 16% for the nine months ended September 30, 2007 to 11% for the nine months ended September 30, 2008. During the third quarter we made a change in our primary supplier in anticipation of achieving a higher margin on our sales through stronger buying power on increased volume. Though we did see stronger margins in our domestic sales, the costs associated with our emergence into additional markets offset our domestic savings. We are predicting moderate increases in our gross profit margin as we continued to build additional distribution channels.

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

Date: November 17, 2008