Form 10-K
period 2008-12-31
instaCare Corp.
filed 2009-05-18
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

     . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      .Yes  X .No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.       .Yes  X .No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X .Yes      .No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .

Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      .Yes  X .No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year $594,509 based on a share value of $0.02.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 53,241,986 shares of common stock, $0.001 par value, outstanding on May 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	increased competitive pressures from existing competitors and new entrants;

●	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	loss of customers or sales weakness;

●	inability to achieve future sales levels or other operating results;

●	the unavailability of funds for capital expenditures and/or general working capital; and

●	operational inefficiencies in distribution or other systems.

●	our ability to recruit and hire key employees;

●	the inability of management to effectively implement our strategies and business plans; and

●	the other risks and uncertainties detailed in this report.

In this form 10-K references to “instaCare”, “the Company”, “we,” “us,” and “our” refer to INSTACARE CORP. and its wholly owned Nevada corporation operating subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp., and PDA Services, Inc.

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

PART I

Item 1. Business.

Overview

instaCare Corp. is a nationwide prescription drug, prescription diagnostics and home testing products distributor. Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription drug and prescription diagnostics products as well as several lines of ostomy, wound care and post-surgery medical products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, formerly a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service value added DME provider of products and services.

We also offer information technology solutions in several medical care market channels by providing physicians with information at the point of care. Our products, unlike many other medical information, use palm-sized computers (PDA’s), which operate on any Microsoft Mobiles “Pocket PC” based handheld device, either in a wireless or “wired” mode, which allow physicians to carry, access and update their patients’ histories, medication data, and best care guidelines - all at the point of care.

We have entered into six partnerships with free-standing pharmacies in the states of New York, Maryland, New Jersey and Arizona. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

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

OUR BUSINESS

We have focused our business attention towards providing prescription drugs, prescription diagnostics, at-home testing and medical/surgical products through several medical distribution channels. Our secondary business objective has been to provide medical information technology (IT) for use with Internet-based communication, and network software systems and applications, that reside on and function through a Windows CE-Based PDA- available from most major computer brands such as Sony, Dell, IBM and Palm -to the medical fields and the lodging and time-share real estate industries.

We are distributing prescription drugs, prescription diagnostics, at-home testing, post-surgical products and developing medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals, we use palm-sized computers (PDA’s), which operate on any Microsoft Windows CE “Pocket PC” based handheld device, either in a wireless or “wired” mode, and allows physicians to carry, access and update their patients’ histories, medication data, and best care guidelines - all at the point of care.

The local host for our PDA devices is a Windows (9X, NT, XP, 2003 or later) based PC, which, in turn, permits one to eight of the aforementioned PDA’s to be linked to either a medical network or hotel/motel wide area network, or help-desk network, and allows each PDA to become a uniquely identified mobile node on that network, independent of PC linkage, thereby, assisting the professional, whether he be a doctor, hotel owner, hotel guest or satellite broadcast technician.

We have established a core management team experienced in all phases of health care, data management and the Web.

Through December 31, 2008, our operations have been conducted through instaCare Corp. and our subsidiaries PDA Services, Inc., Pharma Tech Solutions, Inc. and Pharmtech Direct Corp.

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

Prescription Drug Distribution

On January 4, 2006, we transacted our first commerce by distributing at home diabetic test strips to the patient base then serviced by CareGeneration, Inc., the company’s acquisition target. This commerce was initiated under a “work-through” agreement by and between us, our subsidiaries Pharma Tech Solutions, Inc. and Medicius, Inc., CareGeneration, Inc., Ronald Kelly and his Kelly Company World Group, Inc. private corporation. Subsequently, we accepted additional orders for future business and fulfilled these orders thereby building the foundation for our current business. Later, because of the issues that arose between the Company and Mr. Kelly and his controlled entities, inclusive of Mr. Kelly’s failure to transfer a certain drug distribution license and Mr. Kelly’s on-going competition with the Company and our subsidiary, Pharma Tech Solutions, Inc., we concluded that it would be best if the company transacted all commerce through instaCare and our then operating wholly owned subsidiary, Medicius, Inc. The company then initiated litigation against Mr. Kelly, his daughter and others. Ultimately we reached a settlement with Mr. Kelly whereby he stipulated to pay the company $200,000 and further agreed not to compete. This then allowed us to apply for additional drug distribution licenses in the states of New Jersey, New York, North Dakota and Arizona, in an effort to allow us to increase our operational efficiency. Also, some prescription drug distribution operations are currently being conducted through PDA Services, Inc., which is in the process of establishing a facility in Hope, North Dakota. In addition, we have established, through Pharma Tech Solutions, Inc., “direct to patient” prescription and prescription diagnostics fulfillment programs which are maintained in New Jersey, New York and Arizona.

Our new prescription drug distribution business came on-line during the third and fourth quarters 2006 and throughout 2007. This has in turn allowed us to specialize in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Included in our current business plan is the distribution of wound care, ostomy and post-surgical products to diabetes inflicted patients and other parallel markets.

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

Using our technology, prescriptions for medication or diabetic supplies are submitted instantaneously and securely. We fill the prescription immediately and the customer receives his/her medications at his/her home within 24 hours, usually by the next morning 24/7. We then bill Medicare, Medicaid, or the patient’s insurance company directly.

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

Retail Prescription

The retail prescription business is often subsidized or funded by government benefits which seems to be aggressively moving to take advantage of the tremendous opportunity in retail pharmacy business via direct mail order distribution of prescriptions and related products/supplies. We acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies. We are focusing our distribution activities to patients who lack prescription drug coverage and patients who qualify for government or institutional programs such as Medicare, Medicaid, children’s health insurance programs and long term care institutions and organizations.

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

Retail prescription distribution methods

On December 27, 2004, pursuant to the agreement and plan of merger with CareGeneration, Ronald Kelly, a former director, agreed to transfer to Pharma Tech a Wholesale Drug Distribution License (license no. 004-001681, expiring 12/31/2007 issued to Kelly Company world Group, Inc, Ronald R. Kelly, 96 S. Madison St., Carthage, IL. 82321, by the State of Illinois and jointly governed by regulators from the State of Illinois, the U. S. Drug Enforcement Agency and the U.S. Food and Drug Administration). Additionally, Mr. Kelly agreed to seek transfer of a reciprocal drug distribution license issued by the State of Indiana, a client list and know-how in the form of written (published) drug distribution policies and procedures applicable to independent prescription drug and diagnostic distributors. After learning that these licenses had not been transferred and were not in the process of transfer, we filed suit against Mr. Kelly, his wife, daughter and several of his controlled entities. The complaint expressed the impact of Mr. Kelly’s deceit. In December 2007, we settled this lawsuit in return for a $200,000 judgment against Mr. Kelly’s major entity. We continue to follow the activities of Mr. Kelly in an effort to finally enforce this judgment.

To augment our drug distribution efforts, our subsidiary, PDA Services, Inc., applied for and was granted a prescription drug distribution license in the state of North Dakota (License No. 463, Wholesale Drug (Device) Manufacturing (Reverse) Distributor/Warehouse License, expiring on June 30, 2008). In addition, our subsidiary Pharma Tech Solutions, Inc. has applied for and been granted a retail prescription drug fulfillment license in the state of Arizona (Permit No. 4374). The company allowed this license to lapse in January 2008 when we entered into a series of strategic partnerships with pharmacies in the state of Arizona, saving the company the need to build what would have amounted to duplicate pharma distribution facilities. The company is pleased with these partnerships and in April 2009 expanded the Arizona model and entered into a strategic partnership with pharmacies in the state of Maryland.

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

Under the terms of the Intangible Property License Acquisition Agreement, Mr. Milic, will transfer, register and convey, and we shall receive, free and clear of all liens, encumbrances and liabilities, the wholesale drug distribution license (License Number 5003178) granted to Mr. Milic by the State of New Jersey, and all rights and benefits thereto, plus the goodwill and know-how of Mr. Milic, and other related rights including the use of Colonia’s Medicare Provider Identification Number granted the Licensee by virtue of this conveyance. Unless otherwise agreed to, Mr. Milic shall remain the control party of the transferred license for a period of three years after transfer, registration and conveyance. We have renewed this series of agreements four times, including, most recently, May 2009.

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

The company has subsequently “cloned” this series of agreements with Colonia into similar agreements with aforementioned pharmacies in the states of Arizona and Maryland.

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

1.	Large publicly traded companies.

2.	PDA technology-based companies.

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

Advancing the Practice of Medicine at the Point of Care

We are also a developer of products that offer unique solutions in medical care and management by providing physicians with essential information instantaneously as they meet with their patients.  Unlike other medical information systems using standard computer terminals, we use palm-sized computers (PDA’s) that allow physicians to carry, access and update their patients’ histories, medication data, and best care guidelines – all at the point of care – streamlining and revolutionizing the practice of medicine.

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

MD@Hand

Information supplied to and from the physician via the handheld device includes:

Case/Episode diagnosis and Treatment Information:

●	Episode by episode multiple diagnosis and physician chosen treatment pathways

●	Patient cumulative treatment (electronic medical record) histories, including hospitalizations and histories from patient encounters with other physicians

●	Eight levels best care medical protocols

●	Tentacle links to the physician desktop reference (PDR) and prescription drug databases

Medical Order Entry and Fulfillment:

●	Full Pharmacy Benefits Management programs with electronic script writing with drug formulary and drug to drug interaction checks prior to script transmission

●	Lab Order Entry with complete reporting including results, pending, ticklers, out of limits, historical, summary, etc.

●	Accident/Worker’s Compensation intervention modules. In addition, instaCare software applications provide both on-line and off-line (fax) order entry.

Payor-Related Applications

●	Plan and Procedure Eligibility

●	Procedure/Drug Authorization

●	Patient Referral

●	Hospitalization Admit Decision Tree and schema.

Benefit for Physicians

●	All access to medication and drug data, interaction databases and formulary information is provided free of charge to all participating physicians via the PDA through instaCare’s network

●	Lowers office costs by centralizing all formulary and prescription m

●	Medical data on one or multiple PDAs and by reducing paperwork and phone time

●	Improves quality of care by providing timely information including Best Care Guidelines to help assure an excellent standard of care

●	Improves office workflow by providing a compendium of prescription, lab results, referable physicians

●	Reduces time pulling and refilling charts reduces errors by offering immediate access to drug data, current formulary tables, lab results and Best Care Guidelines

Benefit For Health Plans

●	High degree of formulary compliance

●	Expedites claims and Improves outcomes

●	Helps in creating excellent standard for quality healthcare for all patients

●	Reduces cost of operations in many ways (i.e.: cutting down paperwork and phone support)

●	Reduces errors

●	Assures correct utilization of resources

How Does it Work

The following diagram shows how the PDA’s communicate with remote host systems:

Source of Principal Suppliers

Our suite of software-both medical and real estate and hotel/motel related- is proprietary code and does not require raw materials or principal suppliers. Our software is utilized through over-the-counter PDA’s and computer products, as previously discussed.  However, our ResidenceWare hardware product is manufactured by third parties.  We do not foresee any additional change or additions of in PDA manufacturers in the near future.

Dependence on a Few Major Customers

Beginning with the first quarter 2007 and throughout fiscal 2008, we generated revenues primarily through our medical and retail pharmaceutical distributions from five companies. We maintain strategic relationships with these companies whereby these companies place orders and then we service these orders and supply product directly to the patients and/or those entities where the patients reside. We then accept assignment for the billing and future servicing of these patients. We maintain relationships with these original five resellers but have also added fourteen additional customers and books of business with institutional care clients whereby we sell product and then receive revenues form the direct filing of reimbursement claims with medical insurance companies. In the future we expect the majority of the growth in our business to come as a direct result of our direct to patient distribution.

Government Approval and Effect on Us

Medical applications

Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and industry groups such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. New national standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the “Transaction Standards”); the “Security Standards” (the “Security Standards”); and “Standards for Privacy of Individually Identifiable Health Information” (the “Privacy Standards”). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically.  However, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the future impact of HIPAA on our business and operations. Additionally, certain state laws are not pre-empted by the HIPAA Standards and may impose independent obligations upon our customers or us.

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

Specific risks include, but are not limited to, risks relating to:

Electronic Prescribing: The use of our software by physicians to perform a variety of functions, including electronic prescribing, electronic routing of prescriptions to pharmacies and dispensing, is governed by state and federal law. States have differing prescription format requirements, which we have programmed into our software. Many existing laws and regulations, when enacted, did not anticipate methods of e-commerce now being developed. While federal law and the laws of many states permit the electronic transmission of prescription orders, the laws of several states neither specifically permit nor specifically prohibit the practice. Given the rapid growth of electronic transactions in healthcare, and particularly the growth of the Internet, we expect the remaining states to directly address these areas with regulation in the near future. It is possible that aspects of our MD@Hand software tools could become subject to government regulation. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation; and,

Medical Devices: The United States Food and Drug Administration (the “FDA”) has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, we, as a manufacturer of such products, could be required, depending on the product, to:

●	register and list our products with the FDA;

●	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

●	obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require us to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, we would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. We cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA’s policy with regard to computer software, we expect that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings.

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

American Recovery and Reinvestment Act of 2009:The American Recovery and Reinvestment Act of 2009 stimulus funding of 2009 has allocated $20 billion for healthcare IT investment. Some of this funding will provide direct incentives to physicians and hospitals  and should ensure aggressive implementation of new patient information systems starting in 2011. Spending on Instacare’s type of advanced health information technology is anticipated to be greatly expanded due to the ARRA of 2009 increasing our market potential.

Personnel

We currently employ 3 full-time employees and 6 sales/service representatives. No full-time employees are covered by labor agreements or employment contracts.

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

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to our industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Risks Relating To Our Business and Marketplace

Declining economic conditions could negatively impact our business

Our businesses and earnings are affected by general business and economic conditions in the United States and abroad. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy and the local economies in which we operate.

Continued instability of the U.S. financial system may have a negative impact on our business.

Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. Each of the U.S. Treasury, the FDIC and the Federal Reserve Board have developed programs and facilities, including, among others, the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program and other efforts designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector. In addition, Congress recently passed the American Recovery and Reinvestment Act of 2009 (the “ARRA”), legislation intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that ARRA, the Financial Stability Plan or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our securities.

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money.  We had an accumulated deficit as of December 31, 2008 of $19,700,892. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur.

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

In fiscal 2008 our five largest customers accounted for approximately 99% of our net sales, these sales occurring both from direct sales to our customers and the acceptance of benefit for those patients we service directly. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

We have one individual performing the functions of all officers. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We filed this Form 10-K for the year ended December 31, 2008 late, therefore, two more late filings will result in de-quotation from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Recent and possible future issuances of common stock will have a dilutive effect on existing shareholders.

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock.  As of May 18, 2009, there were 53,241,986 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,170 per month on a month to month basis.

On June 7, 2005, we entered into an agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, NJ 07065 for a monthly rental fee of $3,850. These buildings total 4,000 square feet but our right to use is not exclusive.

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

Cragmont Capital, LLC vs. instaCare Corp. et al.

The company was sued on March 27, 2009  in connection with its 2008 transaction with Cragmont Capital, LLC (“Cragmont”).  The Cragmont Complaint claims it is entitled to recover  the unpaid balance of $75,000 on a Promissory Note allegedly due in February, 2009, plus interest of $2,812.50, and attorneys fees.  Cragmont also has made claims of fraudulent misrepresentations in connection with that Note, including personal claims against the Company's directors Keith Berman and Robert Jagunich.  A demurrer to the Complaint has been filed as to all misrepresentation claims.  The Company terminated its relationship with Cragmont in May 2008 for cause. The Company does not believe that Cragmont Capital lived up to its obligations in connection with the financing transaction, and instead pursued another agenda detrimental to the Company.  The Company anticipates that it will shortly be filing a cross-complaint against Cragmont and its principals for damages.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) under the symbol ISCR on February 4,2002. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by through various available sources for the fiscal years 2008 and 2007. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2008		2007
	High	Low	High	Low
1st Quarter	$0.04	$$0.011	$0.37	$0.27
2nd Quarter	$0.06	$0.006	$0.45	$0.17
3rd Quarter	$0.03	$0.009	$0.17	$0.04
4th Quarter	$0.02	$0.007	$0.05	$0.03

(b) Holders of Common Stock

As of April 20, 2009, there were approximately 542 holders of record of our Common Stock and 53,241,986 shares outstanding. As of May 12, 2009, the closing price of our shares of common stock on the OTC:BB was $0.024 per share.

(c) Dividends

During the fiscal years ended December 31, 2008, we accrued Dividends to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”) totaling $178,918. As of December 31, 2008, we have paid $206,086 and accrued $471,310 pursuant to the rights of the Series “C” convertible preferred. We had no earnings and a stockholders’ deficit and therefore no basis for issuance of a dividend. In order to prevent potential litigation with the purchaser, the Company elected to pay the mandatory dividend.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2008, 203,125 shares have been granted and subsequently, 166,250 expired and 36,875 have been exercised under this plan.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2008, 2,978,297 options have been granted under this plan. As of December 31, 2008 all options granted have been exercised.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2008, 825,000 options were granted under this plan and expired during 2008.

2006 Business Development Stock Option Plan

Effective December 8, 2006, we adopted our “2006” Employee Stock Option Plan” as amended with a maximum number of 5,500,000 shares that may be issued. As of December 31, 2008, 4,140,867 options have been granted under this plan.

All of our Stock Option Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2008, 5,102,711 options remain available for issuance.

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

The following table sets forth information as of December 31, 2008 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	—	$—	—

Equity compensation plans not approved by stockholders	-0-	$-0-	5,102,711	(1)

Total	-0-	$-0-	5,102,711

(1)

Includes 109,375 options remaining for issuance under the 2003 Option Plan, 3,334,203 options remaining for issuance under the 2004 Option Plan, 300,000 options remaining for issuance under the 2005 Option Plan, and 1,359,133 options remaining under the 2006 Option Plan.

Recent Sales of Unregistered Securities

On August 1, 2008, we issued 14,900 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 5, 2008, we issued 21,225 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 10, 2008, we issued 600,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On November 5, 2008, we issued 1,072 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 5, 2008, we issued 300,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On December 16, 2008, we issued 287,042 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 16, 2008, we issued 350,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On December 16, 2008, we issued 30,785 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances After Year-End.

On January 15, 2009, we issued 110,202 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 15, 2009, we issued 40,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 31, 2009, we issued 21,762 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 31, 2009, we issued 42,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 1, 2009, we issued 745,000 shares of our restricted common stock to Centurion Credit Resources upon the conversion of 14,900 shares of Series E Preferred Stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 20, 2009, we issued 770,524 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 20, 2009, we issued 1,500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On April 20, 2009, we issued 1,750,000 shares of our common stock for services rendered to the Company by Accuity Financial Inc., an accounting services provider. The shares were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2008 or 2007.

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

All of our business is transacted in the United States. We do not sell or ship for export.

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

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. Our experiences point to a business that displays certain seasonal trends.  In each of the last three operating years and the first three quarters of the current year our order intake was concentrated in the first five months of the calendar year and to an identifiable but lesser degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the years ended December 31, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the years ended December 31, 2008 compared to 2007.

INCOME:

	For the Year Ended December 31,		Increase (Decrease)
	2008	2007	$	%

Revenue	$14,953,356	$6,254,278	$8,699,078	139%
Cost of Sales	13,474,843	5,845,782	7,629,061	131%

Gross Profit	1,478,513	408,496	1,070,017	262%

Gross Profit Percentage of Sales	10%	6%		4%

Revenue

Our revenue for the fiscal year ended December 31, 2008 was $14,953,356 compared to revenue of $6,254,278 in the fiscal year ended December 31, 2007. This resulted in an increase in revenue of $8,699,078, or 139%, from the same period a year ago. The increase in revenue over the fiscal year ended December 31, 2007 was a result of our market focus towards the direct sale of diabetic test strips into several prescription drug channels and our efforts to increase our gross profit margin.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the fiscal year ended December 31, 2008 was $13,474,843, an increase of $7,629,061, or 131% from $5,845,782 for the fiscal year ended December 31, 2007. The increase in the cost of sales in the current period was a direct result of our increased sales during the year and an increase in direct to patient market sales.

Gross profit as a percentage of sales increased from 6% for the fiscal year ended December 31, 2007 to 10% for the fiscal year ended December 31, 2008. The increase in gross profit margin was caused by a change in our product mix whereby we increased our sales levels direct to patient markets verses resale markets, which historically have a lower profit margin.

EXPENSES:

	For the Year Ended December 31,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative expenses	$258,937	$270,317	$(11,380)	(4%)
Consulting services	159,956	728,438	(568,482)	(78%)
Payroll expense	279,155	342,777	(63,622)	(19%)
Professional fees	85,871	148,079	(62,208)	(42%)
Depreciation	36,250	46,726	(10,476)	(22%)
Total expenses	820,169	1,536,337	(716,168)	(47%)

Net operating income (loss)	658,344	(1,127,841)	1,786,185	-

Other income (expense):
Financing costs	(243,813)	(45,429)	200,384	441%
Interest (expense)	(224,758)	(236,509)	(11,751)	(5%)

Net income (loss)	$187,773	$(1,409,779)	$1,597,552	-

General and Administrative Expenses

General and administrative expenses for the fiscal year ended December 31, 2008 were $258,937, a decrease of $11,380, or 4%, from $270,317 for the fiscal year ended December 31, 2007. The decrease in general and administrative expenses was due to our concerted efforts to reduce overhead while continuing to increase sales revenue.

Consulting Services

Consulting services for the fiscal year ended December 31, 2008 were $159,956, a decrease of $568,482, or 78%, from $728,438 for the fiscal year ended December 31, 2007. The decrease in consulting services was due to our decreased utilization of outside consultants.

Payroll expense

Payroll expenses for the fiscal year ended December 31, 2008 were $279,155, a decrease of $63,622, or 19%, from $342,777 for the fiscal year ended December 31, 2007. The decrease was due to the elimination full time employees who were replaced be regional part-time and at-will specialists.

Professional Fees

Professional fees for the fiscal year ended December 31, 2008 were $85,871, a decrease of $62,208, or 42%, from $148,079 for the fiscal year ended December 31, 2006. The decrease in professional fees was due to the elimination of previous legal fees required in connection with litigation surrounding the Ronald Kelly, et al and Investor Relations Services, Inc. matters.

Depreciation

Depreciation for the fiscal year ended December 31, 2008 was $36,250, a decrease of $10,476 from $46,726 for the fiscal year ended December 31, 2007. The decrease in depreciation is the expected result of assets reaching their expected useful lives.

Total Expenses

Total expenses for the fiscal year ended December 31, 2008 were $820,169, a decrease of $716,168, or 47%, from $1,536,337 for the fiscal year ended December 31, 2007. The decrease in total expenses was primarily due to a reduction in general and administrative expenses and professional fees.

Net Operating Income (Loss)

Net operating income for the fiscal year ended December 31, 2008 was $658,344, versus a net operating loss of $1,127,841 for the fiscal year ended December 31, 2007, a change of $1,786,185. The generation of net operating income for the year ended December 31, 2008 was primarily attributable to the decrease in overall expenses and increased sales activity during the year ended December 31, 2008.

Financing Costs

Financing costs for the fiscal year ended December 31, 2008 were $245,813, an increase of $200,384, or 441%, from $45,429 for the fiscal year ended December 31, 2007. During the year ended December 31, 2008, we paid significantly more financing costs associated with our credit facilities.

Interest Expense

Interest expense for the fiscal year ended December 31, 2008 was $224,758, a decrease of $11,751, or 5%, from $236,509 for the fiscal year ended December 31, 2007. The decrease in interest expense was the result of changes in interest rates during the year.

Net Income (Loss)

Net income for the fiscal year ended December 31, 2008 was $187,773 from a net loss of $1,409,779 for the fiscal year ended December 31, 2007. The transition from a net loss to net income was the result of our overall decrease in professional fees and general and administrative expenses during the year, coupled with a significant increase in overall sales and gross profit margin.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2008 compared to December 31, 2007.

	December 31,	December 31,	Increase / (Decrease)
	2008	2007	$	%

Current Assets	$2,856,791	$773,660	$2,083,131	269%

Current Liabilities	$4,190,141	$2,758,243	$1,431,898	52%

Working Capital (deficit)	$(1,333,350)	$(1,984,583)	$(651,233)	(33%)

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

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. We are accruing interest at a default rate of 12% per annum. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock which can be sold by the lender as a means to repay the balance due. As of December 31, 2008, Pinnacle has sold 924,948 escrow shares valued at $406,215 which has been applied to accrued interest and the principal balance of the note.

Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.” On September 23, 2008 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated until at least August 2011.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of December 31, 2008, the remaining principal balance was $130,000.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008 the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000. This facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We drew down on this credit line for the first time on November 30, 2007. As of December 31, 2008 we have draw down $13,527,068 and repaid $12,460,514.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  As of September 30, 2008, we have received $75,000. The loan is for one year, maturing on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further we have agreed to issues 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. During the year ended December 31, 2008, we terminated our relationship with Cragmont. We are currently in litigation with Cragmont.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business in 2008 and anticipated growth for 2009 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2008, our cash balance was $111,208. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expand operational activities, we may continue, from time to time,  to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.  .  It was not until the company entered into the agreement with Centurion Credit Resources, LLC that the company could fill orders for patients and customers on a continuous basis. Until the Centurion credit line was put in place we managed to keep a small portion of our distribution activities going when our limited resources allowed us.

Given our operating history, predictions of future operating results difficult to ascertain. The recent addition of a credit line has helped but we have found it increasingly difficult to transact commerce in the very cash intensive prescription drug industry.  Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Going Concern

The financial statements included in this report have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position is currently inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

We retained Beckstead & Watts, LLP and Weaver & Martin, LLC, independent registered public accounting firms, to audit our consolidated financial statements. Their accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Instacare Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of Instacare Corp as of December 31, 2008 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instacare Corp as of December 31, 2008 and the consolidated results of its operations, shareholders’ equity, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead & Watts, LLP

Beckstead & Watts, LLP

Henderson, Nevada

May 18, 2009

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Instacare Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of Instacare Corp as of December 31, 2007 and 2006 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instacare Corp as of December 31, 2007 and 2006 and the consolidated results of its operations, shareholders’ equity, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC

Weaver & Martin, LLP

Kansas City, Missouri

March 31, 2008

instaCare Corp.

Consolidated Balance Sheet

	December 31,
	2008	2007
Assets
Current assets:
Cash	$111,208	$4,353
Accounts receivable	2,056,606	669,041
Inventory	677,961	96,450
Prepaid expenses	11,016	3,816
Total current assets	2,856,791	773,660

Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
	234,895	234,895
Less accumulated depreciation	234,895	198,645
Fixed assets, net	-	36,250

Other assets:
Deposits	3,412	3,412
Amortizable loan fees	10,421	-
Total other assets	13,833	3,412

	$2,870,624	$813,322
Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$37,105	$120,107
Accrued liabilities	321,506	199,265
Accrued interest	606,537	412,837
Line of credit	1,533,599	467,044
Demand note - related party	1,780	280
Notes payable, current portion	236,926	181,021
Convertible notes payable	1,452,688	1,377,689
Total current liabilities	4,190,141	2,758,243

Long-term debt, less current portion	-	85,109

Stockholders’ (Deficit):
Preferred stock, $0.001 par value, 3,249,000 shares authorized, 207,526 shares issued and outstanding as of December 31, 2008 and 2007, respectively	207	207
Preferred series “A stock, $0.001 par value, 750,000 shares authorized, no shares outstanding as of December 31, 2008 and 2007, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 shares issued and outstanding as of December 31, 2008 and 2007, respectively	18	18
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and 2007, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 67,000 and no shares issued and outstanding as of December 31, 2008 and 2007, respectively	67	-
Common stock, $0.001 par value, 1,750,000,000 shares authorized 39,962,071 and 29,200,026 shares issued and outstanding as of December 31, 2008 and 2007, respectively	46,845	29,200
Shares of common stock authorized and un-issued, 725,720 and 3,700,294	2,046	3,700
Additional paid-in capital	17,860,882	17,354,200
Dividends payable	471,310	292,392
Accumulated (deficit)	(19,700,892)	(19,709,747)
	(1,319,517)	(2,030,030)

Total liabilities and stockholders’ (deficit)	$2,870,624	$813,322

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2008	2007

Revenue	$14,953,356	$6,254,278
Cost of sales	13,474,843	5,845,782

Gross profit	1,478,513	408,496

Expenses:
General and administrative expenses	258,937	270,317
Consulting services	159,956	728,438
Payroll expense	279,155	342,777
Professional fees	85,871	148,079
Depreciation	36,250	46,726
Total expenses	820,169	1,536,337

Net operating income (loss)	658,344	(1,127,841)

Other income (expense):
Financing costs	(245,813)	(45,429)
Interest expense, net	(224,758)	(236,509)
Total other income (expense)	(470,571)	(281,938)

Net income (loss)	$187,773	$(1,409,779)

Weighted average number of Common shares outstanding – basic and fully diluted	40,115,682	15,717,861

Net income (loss) per share – basic and fully diluted	$0.00	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Dividend Payable	Accumulated (Deficit)	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	227,526	$228	9,461,621	$9,462	$15,796,265	$-	$-	$(105,000)	$50,914	$(18,058,490)	$(147,688)

Shares issued for cash	-	-	200,000	200	9,800	-	-	-	-	-	10,000
Shares issued for services	-	-	7,106,118	7,106	555,026	3,250	-	(105,000)	-	-	460,385
Shares issued for license fees	-	-	139,100	139	37,572	-	-	-	-	-	37,711
Options and warrants issued for services	-	-	-	-	443,335	-	-	-	-	-	443,335
Options exercised for cash	-	-	2,357,534	2,357	253,314	-	-	-	-	-	255,670
Options exercised for services	-	-	833,333	833	21,667	-	-	-	-	-	22,500
Shares issued for debt conversion	-	-	7,500,000	7,500	322,500	-	-	-	-	-	330,000
Shares issued for conversion of preferred	(2,140)	(1)	1,370,761	1,371	(1,371)	-	-		-	-	-
Shares issued for financing	-	-	231,559	232	21,085	450	-	-		-	21,767
Amortization of prepaid compensation	-	-	-	-	-	-	-	29,934	-	-	29,934
Dividend payable	-	-	-	-	-	-	-	-	241,478	(241,478)	-
Net (loss)	-	-	-	-	-	-	-	-	-	(1,409,779)	(1,409,779)
Balance, December 31, 2007	225,386	227	29,200,026	29,200	17,459,200	3,700	-	(105,000)	292,392	(19,709,747)	(2,030,030)

Shares previously authorized	-	-	3,700,294	3,700	-	(3,700)	-	-	-	-	-
Warrants issued for services	-	-	-	-	12,853	-	-	-	-	-	12,853
Shares issued for services	-	-	8,416,775	8,418	138,536	-	-	-	-	-	146,954
Shares issued for financing	66,940	67	5,287,403	5,287	183,232	2,046	-	-	-	-	190,932
Warrants issued for financing	-	-	-	-	62,501	-	-	-	-	-	62,501
Shares issued for licensing	-	-	240,000	240	4,560	-	-	-	-	-	4,800
Amortization of prepaid compensation	-	-	-	-	-	-	-	105,000	-	-	105,000
Dividend payable	-	-	-	-	-	-	-	-	178,918	(178,918)	-
Net income	-	-	-	-	-	-	-	-	-	187,773	187,773

Balance, December 31, 2008	292,326	$294	46,844,498	$46,845	$17,860,882	$2,046	$-	$-	$471,310	$(19,700,892)	$(1,319,517)

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$187,773	$(1,409,779)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	150,653	460,385
Shares issued for license fees	800	37,711
Shares issued for financing	253,434	21,767
Options and warrants issued for services	12,853	465,835
Amortization of options issued for services	105,000	29,934
Amortization of financing fees	-	-
Depreciation	36,250	46,726
Changes in operating assets and liabilities:
Accounts receivable	(1,387,565)	(236,902)
Inventory	(581,511)	(96,450
Prepaid expenses	(7,200)	(3,816)
Other assets	(10,421)	-
Accounts payable	(83,002)	(288,331)
Accrued interest	193,700	213,254
Accrued expenses	122,241	(26,222)
Net cash (used) by operating activities	(1,006,995)	(785,888)
Cash flows from financing activities
Proceeds from line of credit	13,527,068	1,007,967
Payments on line of credit	(12,460,513)	(540,923)
Proceeds from note payable - related party	1,500	155,580
Payments on note payable - related party	-	(68,300)
Payments on notes payable	(29,205)	(24,254
Proceeds from convertible note payable	75,000	-
Payments on convertible note payable	-	(25,000)
Issuance of common stock	-	265,670
Net cash provided by financing activities	1,113,850	770,740
Net increase in cash	106,855	(15,148)
Cash – beginning	4,353	19,501
Cash – ending	$111,208	$4,353

Supplemental disclosures:
Interest paid	$19,582	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$150,653	$133,650
Options and warrants issued for services	$12,853	$299,146
Shares issued for financing	$253,434	$-
Accounts payable converted to note payable	$-	$160,385
Shares issued for licensing fees	$800	$-

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

Since 2005 we have established five fulfillment centers to service primarily diabetic patients in the states of New Jersey, New York, Arizona and Maryland.

Through the acquisition of CareGen, we acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies and are currently developing our distribution platform.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. We place our temporary cash investments with quality financial institutions. At times such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. We do not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2008 and 2007.

Accounts receivable

We have elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect using the direct method is not materially different from the results that would have been obtained under the allowance method.

Investments

Investments in companies over which we exercise significant influence are accounted for by the equity method whereby we include our proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value, which is other than temporary.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2008 and 2007, inventory was $677,961 and $699,041, respectively.

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

Consolidation policy

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2008 and 2007, we did not have non-marketable investments.

Revenue recognition

We recognize revenue from our sales of pharmaceutical supplies upon delivery to its customer where the fee is fixed or determinable, and collectability is probable. Cash payments received in advance are recorded as deferred revenue. We are not generally obligated to accept returns, except for defective products.

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

Advertising costs

We expense all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2008 and 2007, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

We reviews our long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. We did not recognized impairment losses during the years ended December 31, 2008 and 2007.

Earnings per share

Earnings per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible into common stock for an additional 10,093,340 common shares; all preferred stock converted into common stock for an additional 131,306,866 common shares; and all convertible debt converted into common stock for an additional 36,317,200 common shares.

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

We classify tax-related penalties and net interest as income tax expense. As of December 31, 2008 and 2007, no income tax expense has been incurred. See Note 6.

Concentrations

In 2008, five customers of the Company accounted for approximately 99% of our net sales compared to 96% of total sales being attributable to four major customers in 2007. Since January 1, 2006 the company’s operations require maintaining strategic relationships with its customers whereby the Company delivers product and services the patient base that underlies these strategic relationships, accepting assignment of insurance benefit through its Colonia Natural Pharmacy strategic partnership for the billing and future servicing of these patients. The Company also maintains relationships with the entities where the patients reside. As of December 31, 2008 and 2007, we obtained the majority of its pharmaceutical products from five and three major suppliers, respectively. There can be no assurance that our major customers will continue to purchase products. The loss of our largest customers or a decrease in product sales would have a material adverse effect on our business and financial condition.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

Recent issued accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Previous year financial information has been presented to conform with current year financial statement presentation.

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

Note 3 – Inventory

Inventory consisted of diabetic test strips and other related products valued at $677,961and $669,041 at December 31, 2008 and 2007, respectively.

Note 4 – Fixed assets

Fixed assets consisted of the following at December 31:

	2008	2007
Furniture and fixtures	$2,530	$2,530
Computers and equipment	232,365	232,365
Subtotal	234,895	234,895
Less accumulated depreciation	(234,895)	(198,645)
Total fixed assets, net	$-0-	$36,250

Depreciation expense totaled $36,250 and $46,726 for the years ended December 31, 2008 and 2007, respectively.

Note 5 – Notes payable and related parties

As of December 31, 2008 we have received cash advances from our chief executive officer for operational expenses. The advances are due on demand and accrued interest at a rate of 9.5%. On September 28, 2007, he elected to convert $150,000 of the principal balance into 7,500,000 shares of our common stock or $0.02 per share. The market value of our shares on the date of conversion was $0.04. As of December 31, 2008, the remaining principal balance was $1,780. In addition, we have accrued interest totaling $9,603, which is unpaid at December 31, 2008.

Notes payable consisted of the following as of December 31:

	2008	2007

Demand note from a related party, bearing interest at 9.5%	$1,780	$280

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379	920,379

Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	170,000	170,000

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007.	200,000	200,000

Promissory note, bearing interest at 18% per annum, Maturing March 31, 2009.	75,000	-

Promissory note, bearing interest at 9% Per annum, maturing June 20, 2010	106,926	136,131

Line of credit, with interest being paid in shares equal to 5% of each advance.	1,533,599	467,044

Total notes payable	3,224,993	2,111,143

Less: Current portion	3,224,993	2,026,034

Total long term notes payable	$-0-	$85,109

We have recorded interest expense totaling $245,813 and $236,509 during the years ended December 31, 2008 and 2007, respectively.

Note 6 – Income taxes

For the year ended December 31, 2008, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008, the Company had approximately $19,700,730 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2018-2021.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Net income (loss)	$187,773	$(1,409,779)
Stock, options and warrants issued for service and financing	522,740	1,015,632
Taxable income (loss)	710,513	(394,147)
Net operating loss carry forwards	$19,525,306	$19,131,159
Total deferred tax assets	18,814,793	19,525,306
Income tax rate	35%	35%
	6,585,178	6,833,857
Less: Valuation allowance	(6,858,178)	(6,833,857)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss since inception. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2008	2007
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%
	-	-

Note 7 – Stockholder’s equity

Common stock

We are authorized to issue up to 1,750,000,000 shares of $0.001 par value common stock.

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

Series E convertible preferred stock

Holders of series “E”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “E” convertible preferred stock may be converted, the number of shares into which one share of Series “E” Preferred Stock shall be convertible shall be determined by dividing the Series “E” Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $1.60 per share. Series “E” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “E” convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five-tenths percent. Series “E” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

2008 Issuances

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

On February 29, 2008, we issued 150,000 shares of our common stock to an individual for services received pursuant to a consulting agreement. The fair value of $1,650 was recorded as a consulting expense as of December 31, 2008.

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

During the year ended December 31, 2008, we issued 6,313,123 shares of our common stock and 66,940 shares of our preferred series “E” stock to Centurion Credit Resources, LLC pursuant to our financing agreement. These shares represent a 5% financing fee for each advance received during each of the year ended December 31, 2008. The fair value of the shares is $253,434, and has been recorded as financing fees. At December 31, 2008, 2,043,068 shares remained unissued.

During the year ended December 31, 2008, we issued 6,950,000 shares of our common stock in lieu of compensation to employees and officers of the Company for services received. We have record payroll expense in the amount of $118,500, the fair value of the shares issued.

Note 8 – Options

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2008, 2,978,297 options have been granted, and exercised under this plan.

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

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2007	-	$-

Options granted	810,500	0.05
Options cancelled	-	-
Options exercised	810,510	0.05

Balance, December 31, 2007	-	$-

Balance, January 1, 2008	-	$-

Options granted	-	0.05
Options cancelled	-	-
Options exercised	-	0.05

Balance, December 31, 2008	-	$-

Exercisable, December 31, 2008	-	$-

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2007, 825,000 shares have been granted under this plan.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2007	825,000	$1.73

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2007	825,000	$1.73

Balance, January 1, 2008	825,000	$1.73

Options granted	-	-0-
Options cancelled	(825,000)	1.73
Options exercised	-	-0-

Balance, December 31, 2008	-	$-

Exercisable, December 31, 2008	-	$-

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

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2007	-	$-

Options granted	4,140,867	0.15
Options cancelled	-	-
Options exercised	4,140,867	0.15

Balance, December 31, 2007	-	$-

Balance, January 1, 2008	-	$-

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2008	-	$-
Exercisable, December 31, 2008	-	$-

Note 9 – Warrants

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

On September 30, 2008, 32,500 warrants issued to the IJWertz Group expired.

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

On March 1, 2008, we issued a warrant to purchase 7,500,000 shares of our common stock with an exercise price of $0.03 pursuant to of loan agreement. The fair market value of the warrants based on the Black-Scholes model is $62,501 using the following assumptions:  Strike Price $0.003; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%.  As of September 30, 2008, we have recorded financing expense in the amount of $5,208 and amortizable loan fees of $57,293 to be amortized over the one year term of the note. As of December 31, 2008, the unamortized amount was $10,421.

The following is a summary of activity of outstanding warrants as of December 31, 2008:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2007	1,428,750	$1.86

Warrants granted	1,233,340	0.06
Warrants cancelled	-	-
Warrants exercised	-	-

Balance, December 31, 2007	2,662,090	$1.03

Balance, January 1, 2008	2,662,090	$1.03

Warrants granted	7,900,000	0.03
Warrants cancelled	(1,293,750)	1.60
Warrants exercised	-	-

Balance, December 31, 2008	9,268,340	$0.05

Exercisable, December 31, 2008	2,662,090	$0.05

Note 10 – Commitments and Contingencies

Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2008:

2009	$12,000

Rent expense amounted to $81,710 and $72,860 for the years ended December 31, 2008 and 2007, respectively.

Note 11 – Subsequent events

On January 15, 2009, we issued 110,202 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit.

On January 15, 2009, we issued 40,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit.

On March 31, 2009, we issued 21,762 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit.

On March 31, 2009, we issued 42,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit.

On April 1, 2009, we issued 745,000 shares of our restricted common stock to Centurion Credit Resources upon the conversion of 14,900 shares of Series E Preferred Stock.

On April 20, 2009, we issued 770,524 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit.

On April 20, 2009, we issued 1,500,000 shares each of our restricted common stock to two of our officers for services to the Company.

On April 20, 2009, we issued 1,750,000 shares of our common stock for services rendered to the Company by Accuity Financial Inc., an accounting services provider.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On May 4, 2009, we dismissed Weaver & Martin, LLC as our independent auditor.  On May 5, 2009, we engaged Beckstead & Watts, LLP, as their independent accountants for the year ended December 31, 2008. This is a change in accountants recommended and approved by our Executive Management and our Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Beckstead & Watts, LLP, we did not nor did anyone engaged on our behalf consult with Beckstead & Watts, LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

The audit reports issued by Weaver & Martin, LLC with respect to our financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Weaver & Martin, LLC’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From January of 2007 through the notice date, there were no disagreements between us and Weaver & Martin, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver & Martin, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Weaver & Martin, LLC, as our independent accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, Keith Berman, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2008. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

1.

We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2009.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our extremely small size and the fact that we only have one management employee, whom is also an executive officer and director, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.

We only have three full-time employees, which means we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

4.

We do not have a functioning audit committee or outside independent directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.

We have not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties.

6.

There is a strong reliance on the external auditors and contract accountant to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

7.

There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

In addition, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements. Our management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which is intended to mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and establishing an audit committee in the future.

Other than the weaknesses identified above, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers, directors, and key employees are:

Name	Age	Position
Keith Berman	54	Chief Financial Officer and Director

Robert Jagunich	61	Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2008, there was no compliance with Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11. Executive Compensation

The following table sets forth information the remuneration of our Principal Executive officer for the years ended December 31, 2008 and 2007 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman,	2008	$-0-	-0-	$52,500	-0-	-0-	-0-	-0-	$52,500
CFO and PEO (1)	2007	$18,340	-0-	$91,125	-0-	-0-	-0-	-0-	$109,465

(1)

Mr. Berman has served as Chief Financial Officer since January 2003 and as Principal Executive Officer since August 2006.

Grants of Plan-Based Awards in Fiscal 2008

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (S) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)

Keith Berman,
Secretary/Treasurer	-0-	-0-	-0-	$-0-	-0-	-0-	-0-	-0-	-0-

Option Exercises for 2008

There were no options exercised by our named executive officer in fiscal 2008.

Director Compensation

The following table sets forth compensation paid to our board member during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Jagunich	-	$52,500(1)	-	-	-	$52,500

(1)

Amount represents the estimated total fair market value of  shares of common stock issued for services as a Director under SFAS 123R, as discussed in Note 11 to the audited financial statements included in this report.

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

Stock Option Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2008, 166,250 shares have been granted and subsequently expired under this plan.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2008, 2,978,297 options have been granted, and exercised under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2008, 825,000 shares have been granted and subsequently expired under this plan.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan. As of December 31, 2008, 4,140,867 were granted and exercised under this plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2008 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 46,844,498 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Keith Berman, Chief Financial Officer and Director(3)	110,279	00.2%
Robert Jagunich, Director(3)(4)	5,827,309	12.4%
Directors and Officers as a Group	___________	12.6%

Barbara Asbell 7061 Los Coyotes Camarillo, CA 93012	14,796,519	31.6%

Centurion Credit Resources LLC 152 W. 57th Street, 54th Floor New York, NY 10019	2,782,427(5)	5.9%

Total Beneficial Owners as a group	17,578,946	37.5%

Directors, Officers and Beneficial Owners as a Group	23,516,534	50.2%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)

Figures are rounded to the nearest tenth of a percent.

(3)

The address of each person is care of instaCare: 2660 Townsgate Road, Suite 300, Westlake Village, CA  91361.

(4)

Includes 1,250,000 shares r/n/o Michael Petras, an affiliate of Mr. Jagunich

(5)

Does not include 66,910 shares of Series E Convertible Preferred Stock that is convertible into 3,345,500 shares of common stock.

Changes in Control Agreements

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2008 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($18,419.73); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Keith Berman

We have received cash advances from our Principal Executive officer for operational expenses. The advances are due on demand and accrued interest at a rate of 9.5%. On September 28, 2007, he elected to convert $150,000 of the principal balance into 7,500,000 shares of our common stock or $0.02 per share. The market value of our shares on the date of conversion was $0.04. As of December 31, 2007, the remaining principal balance was $280. In addition, we have accrued interest totaling $9,883, which is unpaid at December 31, 2007.

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

Item 14. Principal Accountant Fees and Services

(5)(i) The Board of Directors has not established an audit committee. However, the Board of Directors, as a group, carries out the responsibilities, which an audit committee would have. In this respect the Board of Directors has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors also recommends selection of the auditing firm and exercises general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.

The Board of Directors delegates to management of Mr. Berman, the terms of engagement, before we engage independent auditors for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by management. These pre-approval policies and procedures are detailed as to the category of service and the Board of Directors is kept informed of each service provided.

(7) Beckstead & Watts, LLP was retained as our new auditing firm by the Board of Directors for the fiscal year ended December 31, 2008. Beckstead & Watts, LLP and Weaver & Martin, LLC billed us as follows for the years ended December 31, 2008 and 2007, respectively:

	For the Fiscal Years Ended December 31,
	2008	2007

Audit Fees (a)	$22,500	$42,550
Audit-Related Fees (b)	-0-	-0-
Tax Fees (c)	-0-	-0-
All Other Fees (d)	-0-	-0-
Total fees paid or accrued to our principal accountants	$22,500	$42,550

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)

For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2008, and 2007, respectively.

(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2008 and 2007, respectively.

(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01
3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01
3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02
3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01
10.1	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05
10.2	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05
10.3	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05
10.4	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05
10.5	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05
10.6	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05
10.7	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05
10.8	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05
10.9	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05
10.10	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05
10.11	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05

10.12	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A	10.12	2/11/05
10.13	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A	10.13	2/11/05
10.14	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A	10.14	2/11/05
10.15	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K	10.1	10/21/05
10.16	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K	10.2	10/21/05
10.17	Secured Promissory Note – Monarch Pointe Fund, LTD – August 25, 2005		8-K	10.3	10/21/05
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

instaCare Corp.

By:	/s/ Keith Berman

Keith Berman, Chief Financial Officer

Date: May 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	May 18, 2009
Keith Berman	President, Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	May 18, 2009
Robert Jagunich