Form 10-Q
period 2009-03-31
instaCare Corp.
filed 2009-05-28
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(805) 446-1973
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

 Yes  X        No     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer      .

Non-accelerated filer        (Do not check if a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes            No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on May 18, 2009, was 53,241,986 shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

instaCare, Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)	Audited
Current assets:
Cash	$81,093	$111,208
Accounts receivable	2,229,155	2,056,606
Inventory	226,435	677,961
Prepaid expenses	18,381	11,016
Total current assets	2,555,064	2,856,791
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	(234,895)	(234,895)
Fixed assets, net	-	-
Other assets
Deposits	3,412	3,412
Amortizable loan fees	-	10,421
Total other assets	3,412	13,833
Total assets	$2,558,476	$2,870,624

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$100,079	$37,105
Accrued liabilities	282,428	321,506
Accrued interest	656,972	606,537
Line of credit	1,034,573	1,533,599
Demand note – related party	1,830	1,780
Notes payable, current portion	236,926	236,926
Convertible notes payable	1,452,688	1,452,688
Total current liabilities	3,765,496	4,190,141
Long-term debt, net of current portion	-	-

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 3,249,000 shares authorized, 207,526 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	207	207
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	18	18
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 163,800 and 67,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	164	67
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 46,977,140 and 46,844,498 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	46,977	46,845
Shares of common stock authorized and unissued, 745,000 and 2,046,000 as of March 31, 2009 and December 31, 2008, respectively	745	2,046
Additional paid in capital	17,881,432	17,860,882
Dividends payable	507,642	471,310
Accumulated (deficit)	(19,644,205	(19,700,892)
Total stockholders’ (deficit)	(1,207,020)	(1,319,517)
Total liabilities and stockholders’ (deficit)	$2,558,476	$2,870,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Revenue	$5,058,735	$2,797,382
Cost of sales	4,782,197	2,349,883

Gross profit	276,538	447,499

Expenses:
General and administrative	42,691	60,745
Consulting	32,384	65,293
Payroll expense	12,158	120,520
Professional fees	5,936	45,356
Depreciation expense	-	9,063
Total operating expenses	93,169	300,977

Net operating income (loss)	183,369	146,522

Other income (expense):
Finance costs	(29,898)	(49,474)
Interest expense	(57,113)	(55,318)
Total other income (expense)	(87,011)	(104,792)

Net income (loss)	$96,358	$41,730

Add: Dividends declared on preferred stock	-	-

Income (loss) available to common stockholders’	$96,358	$41,730

Weighted average number of common shares outstanding -
basic and fully diluted	46,971,739	34,048,005

Net income (loss) per share – basic and fully diluted	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March, 31
	2009	2008

Cash flows from operating activities
Net income (loss)	$96,358	$41,730
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities
Shares issued for services	-	73,653
Shares and warrants issued for financing	29,898	46,672
Options and warrants issued for services	-	12,853
Amortization of share-based compensation	-	52,500
Depreciation	-	9,063
Changes in operating assets and liabilities:
Accounts receivable	(172,549)	(29,503)
Inventory	451,526	(65,475)
Prepaid expenses	(7,365)	(2,645)
Accounts payable	62,974	(98,330)
Accrued liabilities	(42,416)	(4,470)
Accrued interest	50,434	42,173
Net cash provided (used) by operating activities	468,860	78,221

Cash flows from financing activities
Proceeds from line of credit	4,134,250	1,923,102
Payments on line of credit	(4,633,275)	(1,940,840)
Proceeds from note payable – related party	50	-
Payments on notes payable	-	(12,330)
Proceeds from convertible note payable	-	75,000
Net cash provided by financing activities	(498,975)	44,931

Net increase (decrease) in cash	(30,115)	123,152
Cash – beginning	111,208	4,353
Cash – ending	$81,093	$127,505

Supplemental disclosures:
Interest paid	$3,000	$11,971
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$-	$73,653
Options and warrants issued for services	$-	$12,853
Shares and warrants issued for financing activities	$29,898	$46,672

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

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

Note 2 – Going concern

The Company has an accumulated deficit of $19,644,205 as of March 31, 2009. These accumulated conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although the Company’s recent growth have greatly improved its cash flows, the Company nonetheless needs to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate.  The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Notes payable

Notes payable consisted of the following:

	March 31,	December 31,
	2009	2008

Demand note from a related party, bearing interest at 9.5%	$1,830	$1,780

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	920,379	920,379

Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	170,000	170,000

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007, currently in default.	200,000	200,000

Promissory note, bearing interest at 18% per annum, matured March 31, 2009, currently in default.	75,000	75,000

Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	106,926	106,926

Line of credit, with interest being paid in shares equal to 5% of each advance.	1,034,573	1,533,599

Total notes payable	2,726,017	3,224,993

Less current portion	2,726,017	3,224,993

Total long-term notes payable	$-0-	$-0-

The Company recorded interest expense totaling $57,113 and $55,318 during the three-months ended March 31, 2009 and 2008, respectively.

On March 1, 2008, the Company entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  The one and only loan made by Cragmont was for $75,000 and matured on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share.

On March 27, 2009, the Company was sued in connection with the 2008 transaction with Cragmont.  The Cragmont Complaint claims it is entitled to recover  the unpaid balance of $75,000 on a Promissory Note allegedly due in February, 2009, plus interest of $2,812.50, and attorneys fees.  Cragmont also has made claims of fraudulent misrepresentations in connection with that Note, including personal claims against the Company's directors.  A demurrer to the Complaint was filed by the Company and the directors as to all misrepresentation claims. This demurrer was granted as to the directors on May 19, 2008. Cragmont has been allowed by the court leave to amend its complaint.

Note 4 – Stockholder’s equity

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

On April 1, 2009 Centurion Credit Resources converted 14,900 Series E Preferred stock into 745,000 shares of $0.001 par value common stock.

Note 5 – Warrants

A summary of outstanding warrants as of March 31, 2009 is as follows:

Outstanding 01/01/09	9,268,340	$ 0.05
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding 03/31/09	9,268,340	$ 0.05

As of March 31, 2009 there were 2,662,090 of the outstanding warrants exercisable into 2,662,090 shares of the company’s par value $0.001 par value common stock.

Note 6 – Subsequent events

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. Our experiences point to a business that displays certain seasonal trends.  In each of the last three operating years our order intake was concentrated in the first five months of the calendar year and to an identifiable degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the three months ended March 31, 2009 and 2008 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

INCOME:

	For the three months ended March 31,		Increase (Decrease)
	2009	2008	$	%

Revenue	5,058,735	$ 2,797,382	2,261,353	81%
Cost of Sales	4,782,197	2,349,883	2,432,314	103%

Gross Profit	276,538	447,499	(170,961)	(38%)

Gross Profit Percentage of Sales	6%	16%

Revenue

Our revenue for the three months ended March 31, 2009 was $5,058,735 compared to revenue of $2,797,382 in the three months ended March 31, 2008.  This resulted in an increase in revenue of $2,261,353, or 81%, from the same period a year ago.  The increase in revenue over the three months ended March 31, 2008 was a result of our market focus towards the direct sale of diabetic test strips and medical-surgical products into several prescription drug channels.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the three months ended March 31, 2008 was $4,782,197, an increase of $2,432,314, or 103% from $2,349,883 for the three months ended March 31, 2008.  The increase in cost of sales during the current period was expected due to our increased sales over the prior quarter and an increase in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 16% for the three months ended March 31, 2008 to 6% for the three months ended March 31, 2009.  The decrease in gross profit margin was caused by three market forces; (a) a change in our product mix whereby we increased our sales levels in medical surgical sales markets to extended care facilities, which historically have a lower profit margin, (b) a lowered reimbursement allowed by the federal Medicare program and private insurers, and (c) a deteriorated economy which has lowered our ability to “stock up” patients with our products.

EXPENSES:

	For the Three Months Ended March 31,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$ 42,691	$ 60,745	$ (18,054)	(30%)
Consulting services	32,384	65,293	(32,909)	(50%)
Payroll expense	12,158	120,520	(108,362)	(90%)
Professional fees	5,936	45,356	(39,420)	(87%)
Depreciation	-	9,063	(9,063)	-
Total expenses	93,169	300,977	(207,808)	(69%)

Net operating income (loss)	183,369	146,522	36,847	25%

Other income (expense):
Financing costs	(29,898)	(49,474)	(19,576)	(40%)
Interest (expense)	(57,113)	(55,318)	1,796	3%

Net income (loss)	$ 96,358	$ 41,730	54,628	131%

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $42,691, a decrease of $18,054, or 30%, from $60,745 for the three months ended March 31, 2008.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth thereby allowing us to eliminate unnecessary general and administrative expenditures. It is the goal of management to continue efforts in limiting redundant overhead.  In addition due to the deteriorated economy management has foregone salaries.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the three months ended March 31, 2009.  During this quarter we expended $32,384 for consulting services compared to $65,293 for the three months ended March 31, 2008, representing a decrease of 50% over the previous period.

Payroll expense

We currently staff five full-time positions. Each of which, assist in sales, marketing and administrative support.  We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages. During the three months ended March 31, 2009 our payroll expense was comprised of cash totaling $12,158 compared to $18,250 in cash and $102,000 in equity for the comparable period in 2008. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services decreased by $39,420 compared to the three months ended March 31, 2008 as a result of decreased accounting and audit fees. We anticipate these fees to remain stable throughout the upcoming year.

Depreciation

Our assets were fully depreciated as of March 31, 2009 and we did not incur any capital expenditures during the three months ended March 31, 2009.

Total Expenses

Our operating expenses decreased $207,808 overall for the three months ended March 31, 2009 compared to $300,977 for the three months ended March 31, 2008.  Our streamlined operational environment and limitations on the use of outside consultants has allowed for the decrease in total operational costs.

Net Operating Income (Loss)

We had net operating income in the amount of $183,369 for the three months ended March 31, 2009, versus a net operating income of $146,522 for the three months ended March 31, 2008.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the three months ended March 31, 2009 were $29,898, a decrease of $19,576, or 40%, from $49,474 for the three months ended March 31, 2008.  Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Interest payments are paid to Centurion in shares of our common stock. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense has remained fairly consistent at $57,113 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the upcoming year.

Net Income (Loss)

We achieved net income for the three months ended March 31, 2009 in the amount $96,358, an increase of $54,628 from our previous year of $41,730. The decrease in net loss and our resulting profit was attributable to our overall decrease in general and administrative expenses and consulting fees during the quarter, as noted above.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$ 2,555,064	$ 2,856,791	(46,663)	(2%)
Current Liabilities	$ 3,765,496	$ 4,189,979	(424,483)	(11%)
Working Capital Deficit	$ (1,210,432)	$ (1,333,188)

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. To date, MAG has converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.    On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership. On February 11, 2009 the company received a call from the U.S. based agency identified in the Kroll (BVI) letter of October 8, 2008. This agent informed the company that the Mercater Momentum Fund, LP was itself a part of a separate receivership process. To date the company has not received any formal notification concerning the Mercater Momentun Fund, LP and an alleged receiver action.  The company was advised by Kroll (BVI) to cease all communications with  Mercator Advisory Group, LLC the former managing entity of both of the Mercator investing entities .

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. We are accruing interest at a default rate of 12% per annum. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock which can be sold by the lender as a means to repay the balance due. As of March 31, 2009, Pinnacle has sold 924,948 escrow shares valued at $406,215 which has been applied to accrued interest and the principal balance of the note.

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

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of March 31, 2009, the remaining principal balance was $130,000.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008 the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000. This facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We drew down on this credit line for the first time on November 30, 2007. As of March 31, 2009, we have draw down $4,134,250 and repaid $4,633,276.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  As of December 31, 2008, we have received $75,000. Each loan made under the agreement to which loans are made is for one year. The one and only loan made, matured on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further we have agreed to issues 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. In May 2008, we terminated our relationship with Cragmont for cause.  Our agreement with Cragmont is now the subject of litigation in Ventura County, California.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business in 2009 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2009, our cash balance was $81,093. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Our Chief Financial Officer, Keith Berman, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our conclusions regarding the deficiencies were as follows:

We were unable to meet our requirements to timely file our annual report on Form 10-K for the year ended December 31, 2008. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We transact commerce in several medical products market channels. We also transact commerce moving confidential medical data through our proprietary medical information technology devices and networks. Healthcare is a very litigious industry. The industry is also very intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of our business or the normal course of the business of our suppliers, payors and customers. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

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

The company was sued on March 27, 2009,  56-2009-00340925-CU-CL-VTA, in connection with its 2008 transaction with Cragmont Capital, LLC (“Cragmont”).  The Cragmont Complaint claims it is entitled to recover  the unpaid balance of $75,000 on a Promissory Note allegedly due in February, 2009, plus interest of $2,812.50, and attorneys fees.  Cragmont also has made claims of fraudulent misrepresentations in connection with that Note, including personal claims against the Company's directors Keith Berman and Robert Jagunich.  A demurrer to the Complaint was filed as to all misrepresentation claims. This demurrer was granted on May 19, 2008  in regards to the misrepresentation claims. Cragmont has been allowed by the court leave to amend its complaint.

The Company terminated its relationship with Cragmont in May 2008 for cause. The Company does not believe that Cragmont Capital lived up to its obligations in connection with the financing transaction, and instead pursued and continues to pursue other agendas detrimental to the Company.  The Company anticipates that it will shortly be filing a cross-complaint against Cragmont and its principals for damages.

ITEM 1A. RISK FACTORS.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

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

Subsequent Issuances After Quarter End

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

See Note 3 to our financial statements contained herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the first quarter of 2009.

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

Date: May 27, 2009