Form 10-Q
period 2009-06-30
instaCare Corp.
filed 2009-08-14
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

     Yes  ☐      No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, was 53,241,986 shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

instaCare, Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	Audited
Assets
Current assets:
Cash	$211,527	$111,208
Accounts receivable	2,860,614	2,056,606
Inventory	383,343	677,961
Prepaid expenses	17,543	11,016
Total current assets	3,473,027	2,856,791
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
	234,895	234,895
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Deposits	3,412	3,412
Amortizable loan fees	-	10,421
Total other assets	3,412	13,833
Total assets	$3,476,439	$2,870,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,906	$37,105
Accrued liabilities	525,101	321,506
Accrued interest	299,013	606,537
Line of credit	1,584,762	1,533,599
Demand note – related party	1,830	1,780
Notes payable, current portion	235,459	236,926
Convertible notes payable	532,309	1,452,688
Total current liabilities	3,216,380	4,190,141

Stockholders’ equity
Preferred stock, $0.001 par value, 3,249,000 shares authorized, 207,526 shares issued
and outstanding as of June 30, 2009 and December 31, 2008, respectively	207	207
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares
issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860
Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	18	18
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued
And outstanding as of June 30, 2009 and December 31, 2008, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 201,500 and 66,500
Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	202	67
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 55,435,409 and 46,845,176
shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	55,434	46,845
Shares of common stock authorized and unissued, 1,296,811 and 2,046,000 as of June 30, 2009
and December 31, 2008, respectively	1,297	2,046
Additional paid in capital	18,025,142	17,860,882
Dividends payable	544,478	471,310
Accumulated (deficit)	(18,366,719)	(19,700,892)
Total stockholders’ equity	260,059	(1,319,518)
Total liabilities and stockholders’ equity	$3,476,439	$2,870,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

InstaCare, Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$5,105,981	$3,020,694	$10,164,716	$5,818,076
Cost of sales	4,757,860	2,676,063	9,540,057	5,025,946

Gross profit	348,121	344,631	624,659	792,130

Expenses:
General & administrative	94,303	64,558	136,994	125,304
Consulting	17,373	28,442	49,757	93,735
Payroll expense	69,389	79,815	81,547	200,335
Professional fees	54,078	22,240	60,014	67,596
Depreciation and amortization	-	9,063	-	18,126
Total expenses	235,143	204,118	328,312	505,096

Net operating income	112,978	140,513	296,347	287,034

Other income (expense):
Financing costs	(74,657)	(66,786)	(104,555)	(116,260)
Interest expense, net	(57,028)	(56,075)	(114,141)	(111,393)
Debt Forgiveness	1,329,690	-	1,329,690	-
Total other income (expense)	1,198,005	(122,861)	1,110,994	(227,653)

Net income	1,310,983	17,652	1,407,341	59,381

Add: Dividends declared on preferred	-	-	-	-

Income available to common shareholders'	$1,310,983	$17,652	$1,407,341	$59,381

Weighted average number of
common shares outstanding-basic and fully diluted	52,450,667	38,546,597	49,989,765	36,297,301

Net income per share –basic and fully diluted	$0.02	$0.00	$0.03	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30
	2009	2008

Cash flows from operating activities
Net income	$1,407,341	$59,381
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services and	78,100	94,453
Shares and warrants issued for financing	94,135	92,628
Options and warrants issued for services	-	12,853
Amortization of share-based compensation	-	105,000
Amortization of financing fees	10,421	20,832
Depreciation and amortization	-	18,126
Debt forgiveness	(1,329,689)	-
Changes in operating assets and liabilities:
Accounts receivable	(804,008)	(297,085)
Inventory	294,618	(174,000)
Prepaid expenses	(6,527)	(315)
Accounts payable	801	(79,301)
Accrued liabilities	203,595	(79,301)
Accrued interest	101,786	(3,193)
Net cash provided (used) by operating activities	50,573	(61,126)

Cash flows from financing activities
Proceeds from line of credit	8,789,626	4,519,637
Payments on line of credit	(8,738,463)	(4,399,758)
Proceeds from note payable – related party	50	-
Payments on notes payable	-	-
Proceeds from convertible note payable	-	75,000
Net cash provided by financing activities	49,746	169,940

Net increase in cash	100,319	108,814
Cash – beginning	111,208	4,353
Cash – ending	$211,527	$113,167

Supplemental disclosures:
Interest paid	$10,714	$19,582
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$78,100	$94,453
Options and warrants issued for services	$-	$12,853
Shares and warrants issued for financing activities	$94,135	$96,628
Accounts payable converted to note payable	$17,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation and new pronouncements

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

New Pronouncements

On April 9, 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  The Company has determined that adoption of these pronouncements will not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of SFAS 167 will have an impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of SFAS 166 will have an impact on its consolidated financial statements.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

As of June 30, 2009, we have an accumulated deficit of $18,366,719. These accumulated conditions have raised substantial doubt about the Company's ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations.  Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs.  There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Notes payable

Notes payable consisted of the following:

	June 30,	December 31,
	2009	2008

Demand note from a related party, bearing interest at 9.5%	$1,830	$1,780

Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	87,309	87,309

Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	-	920,379

Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	170,000	170,000

Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	130,000

Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007, currently in default.	200,000	200,000

Promissory note, bearing interest at 18% per annum, matured March 31, 2009, currently in default.	75,000	75,000

Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	105,459	106,926

Line of credit, with interest being paid in shares equal to 5% of each advance.	1,584,762	1,533,599

Total notes payable	2,354,360	3,224,993

Less current portion	2,354,360	3,224,993

Total long-term notes payable	$-0-	$-0-

We have recorded interest expense totaling $74,657 and $66,786 during the three-months ended June 30, 2009 and 2008, respectively.

Note 4 – Debt extinguishment

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. Through the period ending March 31, 2009 the company accrued interest at a default rate of 12% per annum on this Note.  The Note was convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock held in escrow. Through July 31, 2006, Pinnacle has sold 924,948 of the escrow shares valued at $406,215 which was applied to accrued interest and the principal balance of the note. During the six months ended June 30, 2009, in connection with our obligations to Pinnacle Investment Partners, LLP, we recognized a gain on debt extinguishment in the amount of $1,329,690 representing a principal balance of $920,379 and accrued interest totaling $409,310. The extinguishment has been recorded as a result of being advised by the fund management on July 31, 2006 to “stand still.” Further, on September 23, 2006 an attorney associated with Pinnacle advised management that the fund had been closed and all operations of Pinnacle had ceased. In addition, management was also informed by the attorney in fact, of the death of one and the  incarceration of another of the funds primary principals. As of the date of this filing there has been no further communication or contact. Management has made attempts to locate and communicate with the former fund and has been unable establish the whereabouts of either an acting management or an attorney in fact. We have evaluated the classification of this gain and have determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of debt” under “Other income (expense)” within income from continuing operations.

Note 5 – Stockholder’s equity

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 20,000 shares are designated as Series C, 1,000 shares are designated as Series D and 1,000,000 shares are designated as Series E. The Company is authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

Preferred

During the six months ended June 30, 2009 we have issued 149,800 shares of our preferred Series “E’ stock to Centurion Credit Resources as financing fees in connection with our line of credit. Each share of our preferred series “E’ is convertible into 50 shares of $0.001 par value common stock. On March 31, 2009, Centurion elected to convert 14,900 shares of their preferred series “E” into 745,000 shares of common stock. The fair value of the preferred series “E’ issuances, totaled $35,821 and has been recorded as financing costs.

Common

We have issued a total of 3,000,000 shares each of our common stock to our two officers and directors as compensation for services provided to the Company during the six months ended June 30, 2009. The fair value of these grants total $60,000 and has been recorded as payroll expense. At June 30, 2009, 1,000,000 of these shares had not been issued.

During the second quarter we issued 60,000 shares to consultants for services to the Company valued at $600 which has been recorded as consulting fees as of June 30, 2009.

On April 20, 2009 we issued 1,750,000 to a service provider as payment against outstanding invoices totaling $17,500.

During the six months ended June 30, 2009, we have authorized the issuance of 1,331,044 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $58,203 and has been recorded as financing costs. As of June 30, 2009, 296,811 shares remained unissued.

Note 6 – Warrants and options

A summary of outstanding warrants and options as of June 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding 01/01/09	9,183,340	$ 0.04	-	$ -
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-
Balance 06/30/09	9,183,340	$ 0.04	-	$ -

Note 7 – Commitments and contingencies

The company was sued on March 27, 2009 in connection with its Cragmont Capital, LLC (“Cragmont”) loan agreement.  The Cragmont Complaint claims it is entitled to recover the unpaid balance of $75,000 on a Promissory Note allegedly due in February 2009, plus interest of $2,812.50, and attorneys’ fees.  Cragmont also has made claims of fraudulent misrepresentations in connection with that Note, including personal claims against the Company's directors. A demurrer to the Complaint was filed as to all misrepresentation claims and granted on May 19, 2008. Additional hearings are scheduled in this matter, the first of these hearings occurred on August 10, 2009.  The company intends to file its cross-complaint against Cragmont, its principals and other individuals.

The agreement with Cragmont was executed in March 2008 and subsequently, we terminated our relationship with Cragmont in May 2008 for cause. The Company does not believe that Cragmont Capital lived up to its obligations in connection with the financing transaction, and instead pursued and continues to pursue other agendas detrimental to the Company, and taking actions detrimental to the Company and its officers and directors.

Note 8 – Subsequent events

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

In July 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company.

In July 2009, we issued 296,811 shares of our restricted common stock and 25,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded distributor of life-saving and life-enhancing prescription drugs and diagnostics to several channels in the healthcare industry.  We are also a software and technology developer of proprietary and patentable technologies for e-health and EMR applications. From time to time we employ several of our medical software technologies to leverage and add value to our prescription drug and diagnostics business. We are also a Wi-Fi PDA technology provider to the lodging industry.  In the third quarter of 2008, we added modules to our medical and EMR applications that allow for the management of medical products distribution and reporting management.  We are in the initial stages of marketing these new modules under the trade name Decision IT.

In February 2009 the Obama administration issued summary health industry cost saving initiatives as part of the national healthcare policy overhaul. An area of focus and an area of future proposed federal investment are to be in the area of electronic medical patient records and other medical electronic cost saving technologies.

Our proprietary MD@Hand and Practice Probe software technologies manage critical patient data (electronic medical records), enhance productivity (electronic cost saving technologies) and facilitate communication with other applications in the healthcare, medical practice and medical products distribution markets. As we have recently focused our business attention toward providing prescription drugs and medical diagnostics through several medical distribution channels, we are now updating our medical software technologies for future focus to the medical practice and medical insurance industries.

All of our business is transacted in the United States. We do not sell or ship for export.

During the next 12 months we plan to continue to focus our efforts on the following primary businesses:

•

Providing medical communication devices based on networks of personal smart cell phones (Palm Pre, Apple iPhone). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and most importantly, medical insurers;

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

•

Providing medical communication devices based on networks of smart cell phones (Palm Pre, Apple iPhone) and tablet computers with software that manages decision, control, audit and fulfillment for the medical products distribution markets. These products are believed to provide benefits of on demand medical information to medical products manufacturers as part of their financial management of distribution contracts;

•

The distribution and fulfillment of prescriptions for ethical pharmaceuticals primarily aimed at the elderly (Part D) indigent and uninsured sectors of the greater medical service markets. Our first market focus for these products will be those Medicare, state Medicaid and Federally chartered clinics (and initiatives) where funding for pharmaceutical fulfillment enterprises exists;

•

Building electronic commerce networks based on tablet computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Seasonality

The distribution of medical products and medical diagnostics in aggregate currently account for the overwhelming percentage of our revenues. Our experiences point to a business that displays certain seasonal trends.  In each of the last three operating years our order intake was concentrated in the first five months of the calendar year and to an identifiable degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured (including Medicare beneficiaries) in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the three months ended June 30, 2009 and 2008 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

INCOME:

	For the three months ended June 30,		Increase (Decrease)
	2009	2008	$	%

Revenue	$5,105,981	$3,020,694	2,085,287	69%
Cost of Sales	4,757,860	2,676,063	2,081,797	78%

Gross Profit	348,121	344,631	3,490	1%

Gross Profit Percentage of Sales	6.8%	11.4%

Revenue

Our revenue for the three months ended June 30, 2009 was $5,105,981 compared to revenue of $3,020,694 in the three months ended June 30, 2008.  This resulted in an increase in revenue of $2,085,287, or 69%, from the same period a year ago.  The increase in revenue over the three months ended June 30, 2008 was a result of our market focus toward direct sale and direct to patient sale of diabetic test strips and medical-surgical products into several prescription drug distribution channels.

Cost of sales/Gross profit percentage of sales

Our cost of sales for the three months ended June 30, 2008 was $4,757,860, an increase of $2,081,797, or 78% from $2,676,063 for the three months ended June 30, 2008.  The increase in cost of sales during the current period was due to changes and decreases in the national Medicare reimbursement and the company’s focus on increasing sales over the prior quarter in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 11.4% for the three months ended June 30, 2008 to 6.8% for the three months ended June 30, 2009.  The decrease in gross profit margin was caused by three market forces; (a) a change in our product mix whereby we increased our sales levels in medical surgical sales markets to extended care facilities, which historically have a lower profit margin, (b) a lowered reimbursement allowed by the federal Medicare program and private insurers, and (c) a deteriorated economy which has lowered our ability to “stock up” patients with our products.

EXPENSES:

	For the Three Months Ended June 30,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$94,303	$64,558	$29,745	46%
Consulting services	17,373	28,442	(11,069)	(39%)
Payroll expense	69,389	79,815	(10,426)	(13%)
Professional fees	54,078	22,240	31,838	143%
Depreciation	-	9,063	(9,063)	-
Total expenses	235,143	204,118	31,025	15%

Net operating income	112,978	140,513	(27,535)	(20%)

Other income (expense):
Financing costs	(74,657)	(66,786)	(7,871)	12%
Interest (expense)	(57,028)	(56,075)	(953)	2%
Debt forgiveness	1,329,690	-	-	-
Total other income	1,198,005	(122,861)	1,320,866	1,075%
Net income	$1,310,983	$17,652	$1,293,331	7,327%

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $94,303, an increase of $29,745, or 46%, from $64,588 for the three months ended June 30, 2008.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth thereby allowing us to eliminate unnecessary general and administrative expenditures. General and Administrative expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies. It is the goal of management to continue efforts in limiting redundant overhead.  In addition due to the deteriorated economy management has foregone salaries.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the three months ended June 30, 2009.  During this quarter we expended $17,373 for consulting services compared to $28,442 for the three months ended June 30, 2008, representing a decrease of 39% over the previous period. Consulting services expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies.

Payroll expense

We currently staff five full-time positions. Each of which, assist in sales, marketing and administrative support.  We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages. During the three months ended June 30, 2009 our payroll expense was comprised of cash totaling $9,389 and equity of $60,000 compared to $15,315 in cash and $64,500 in equity for the comparable period in 2008. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services increased by $31,838 compared to the three months ended June 30, 2008 as a result of increased accounting and audit fees. We anticipate these fees to remain stable throughout the upcoming year.

Total Expenses

Our operating expenses increased $31,025 overall for the three months ended June 30, 2009 when compared to $204,118 for the three months ended June 30, 2008.  Our streamlined operational environment has allowed for the decrease in total operational costs.

Net Operating Income

We had net operating income in the amount of $112,978 for the three months ended June 30, 2009, versus a net operating income of $140,513 for the three months ended June 30, 2008.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the three months ended June 30, 2009 were $74,657, an increase of $7,871, or 12%, from $66,786 for the three months ended June 30, 2008.  Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital.  Interest payments are paid to Centurion in the form of cash, calculated by multiplying the company’s outstanding balance of loans made by Centurion by 2% per month.  A bonus of 20% of the company’s margin on each transaction is also paid to Centurion. Shares of our common stock are paid to Centurion as a bonus on qualifying transactions.  The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense has remained fairly consistent at $54,280 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the upcoming year.

Net Income

We achieved net income for the three months ended June 30, 2009 in the amount $1,310,983, an increase of $1,293,331 from our previous year of $17,652. The increase in net income and our resulting profit was attributable to debt forgiveness.

Results of Operations for the six-months ended June 30, 2009 and 2008 compared.

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

INCOME:

	For the Six Months Ended June 30,		Increase (Decrease)
	2009	2008	$	%

Revenue	$10,164,716	$5,818,076	4,346,640	75%
Cost of Sales	9,540,057	5,025,946	4,514,111	90%

Gross Profit	624,659	792,130	(167,471)	(21%)

Gross Profit Percentage of Sales	6.2%	13.6%	(7.4%)

Revenue

Our revenue for the six months ended June 30, 2009 was $10,164,716 compared to revenue of $5,818,076 in the six months ended June 30, 2008.  This resulted in an increase in revenue of $4,346,640, or 75%, from the same period a year ago.  The increase in revenue over the three months ended June 30, 2008 was a result of our market focus toward direct sale and direct to patient sale of diabetic test strips and medical-surgical products into several prescription drug distribution channels.

Cost of sales/Gross profit percentage of sales

Our cost of sales for the six months ended June 30, 2009 was $9,540,057, an increase of $4,514,111, or 90% from $5,052,946 for the six months ended June 30, 2008.  The increase in cost of sales during the current period was due to changes and decreases in the national Medicare reimbursement and the company’s focus on increasing sales over the prior quarter in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 13.6% for the six months ended June 30, 2008 to 6.2% for the six months ended June 30, 2009.  The decrease in gross profit margin was caused by three market forces; (a) a change in our product mix whereby we increased our sales levels in medical surgical sales markets to extended care facilities, which historically have a lower profit margin, (b) a lowered reimbursement allowed by the federal Medicare program and private insurers, and (c) a deteriorated economy which has lowered our ability to “stock up” patients with our products.

EXPENSES:

	For the Six Months Ended June 30,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative	$136,994	$125,304	$11,690	9%
Consulting services	49,757	93,735	(11,069)	(47%)
Payroll expense	81,547	200,335	(118,788)	(59%)
Professional fees	60,014	67,596	(7,582)	(11%)
Depreciation	-	9,063	(9,063)	-
Total expenses	328,312	505,096	(176,784)	(35%)

Net operating income	296,347	287,034	9,313	3%

Other income (expense):
Financing costs	(104,555)	(116,260)	(11,705)	(10%)
Interest expense	(114,141)	(111,393)	2,748	2%
Debt forgiveness	1,329.690	-	1,329,690	-
Total other income	1,110,994	(227,653)	1,338,647	588%

Net income	$1,407,341	$59,381	$1,347,960	2,270%

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 were $136,994, an increase of $11,690, or 9%, from $125,304 for the six months ended June 30, 2008.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth thereby allowing us to eliminate unnecessary general and administrative expenditures. General and Administrative expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies.  It is the goal of management to continue efforts in limiting redundant overhead.  In addition due to the deteriorated economy management has foregone salaries.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the six months ended June 30, 2009.  We expended $49,757 for consulting services compared to $93,735 during the same period in the previous year, representing a decrease of 47%. Consulting services expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies.

Payroll expense

During the six months ended June 30, 2009 our payroll expense was comprised of cash totaling $21,547 and equity of $60,000 compared to $33,760 in cash and $166,500 in equity for the comparable period in 2008. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services decreased for the six month period by $7,582 from $67,596 in 2008 to $60,014 for the six month period ending June 30, 2009. We anticipate these fees to remain stable throughout the upcoming year.

Total Expenses

Our operating expenses decreased $176,784 or 35% overall for the six months ended June 30, 2009 when compared to the same period a year ago. The decrease was directly related to a reduction in our share-based payroll compensation expense in 2009.

Net Operating Income

We had net operating income in the amount of $296,347 for the six months ended June 30, 2009, versus a net operating income of $287,034 for the six months ended June 30, 2008.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the six months ended June 30, 2009 were $104,555, a decrease of $11,705, or 10%, from $116,260 for the six months ended June 30, 2008.  Financing costs result from our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital.  Interest payments are paid to Centurion in the form of cash, calculated by multiplying the company’s outstanding balance of loans made by Centurion by 2% per month.  A bonus of 20% of the company’s margin on each transaction is also paid to Centurion. Shares of our common stock are paid to Centurion as a bonus on qualifying transactions. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense has remained fairly consistent at $114,141 with the comparable period one year ago. Until such time as we are able to pay down or convert our existing debt, we anticipate a continued expense of this amount throughout the upcoming year.

Net Income

Our net income for the six months ended June 30, 2009, was $1,407,341 compared to $59,381 from our previous year. The increase in net income and our resulting profit was attributable to debt forgiveness.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our medical software and technology products to market, complete additional financial service agreements with Centurion or others, all of which may take the next few years to fully realize. Liquidity issues are problems being experienced by many companies in the current economic climate.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may be unable to grow our operations.

The following table summarizes our current assets, liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$ 3,473,027	$ 2,856,791	616,236	21.6%
Current Liabilities	$ 3,216,380	$ 4,190,141	(973,761)	(23.2%)
Working Capital Deficit	$ 256,647	$ (1,333,188)

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. To date, MAG has converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.    On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership. On February 11, 2009 the company received a call from the U.S. based agency identified in the Kroll (BVI) letter of October 8, 2008. This agent informed the company that the Mercater Momentum Fund, LP, the other Purchaser of the company’s Preferred C stock, was itself a part of a separate receivership process. To date the company has not received any formal notification concerning the Mercater Momentun Fund, LP and an alleged receiver action.  The company was advised by Kroll (BVI) to cease all communications with Mercator Advisory Group, LLC the former managing entity of both of the Mercator investing entities.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. Through the period ending March 31, 2009 the company accrued interest at a default rate of 12% per annum on this Note.  The Note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock which can be sold by the lender as a means to repay the balance due. Through July 31, 2006 Pinnacle sold 924,948 of the escrow shares valued at $406,215 which was applied to accrued interest and the principal balance of the note.

On August 2, 2006 the District Attorney in New York, NY announced the arrest of the principals of Pinnacle thereby changing the dynamic of the company’s business relationship with Pinnacle and its principals.  Since this date the company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management on July 31, 2006 to “stand still.” On September 23, 2006 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated until at least August 2011.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2007. We have made principal payments of $125,000. As of June 30, 2009, the remaining principal balance was $130,000.  The term of this note has been extended indefinitely.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000.  The loan is for 120 days.  On October 17, 2006, we renewed the note.  On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007.  The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share.  We renewed Mr. Knapp’s conversion option on January 17, 2007.  We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2008.  Mr. Knapp exercised his option on March 30, 2007.  The term of this note has been extended indefinitely.

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008 the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew, the credit line was increased to $2,000,000. We drew down on this credit line for the first time on November 30, 2007. As of June 30, 2009, we had an outstanding balance of $1,584,762 on this line.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) and Ethan Einwohner (hereafter: Cragmont) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  In early March 2008, Cragmont lent the company $75,000 for a period of one year. This was the only amount fulfilled pursuant to the March 1, 2008 agreement. In May 2008, we terminated our relationship with Cragmont for cause.  Our agreement with Cragmont is now the subject of litigation in Ventura County, California.

This loan matured on February 28, 2009, and was considered in default and accruing a default rate of interest in the amount of 15% per annum. The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further we have granted a total of 7,500,000 warrants to purchase our common stock, an amount equal to 100 warrants for each dollar lent by Cragmont. The warrants are exercisable at a price of $0.03 for a term of three years, expiring on December 31, 2010.

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

As of June 30, 2009, our cash balance was $211,527. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. The company is in several dynamic businesses. We received a substantial number of sales orders and refill orders beginning in mid-September 2006 which we could not fill due to the activities surrounding the departure of our former CEO.  It was not until the company entered into the agreement with Centurion Credit Resources, LLC that the company could fill orders for patients and customers on a continuous basis. Until the Centurion credit line was put in place we managed to keep a small portion of our distribution activities going when our limited resources allowed us.

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

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As prescribe by the FASB we anticipate adopting FAS 168, for all interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R)”. The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As prescribe by the FASB we anticipate adopting FAS 167, for all interim and annual reports subsequent to November 15, 2009.

In June 2009, the FASB issued SFAS No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets - an amendment to FASB Statement No. 140”. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. As prescribe by the FASB we  apply the guidance of FAS 166, where applicable effective after our first annual reporting period that begins after November 15, 2009, and to interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

In May 2009, the FASB issued SFAS No. 165 (“FAS 165”) “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted FAS 165 as of June 15, 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Financial Officer, Keith Berman, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our conclusions regarding the deficiencies were as follows:

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

We transact commerce in several medical products market channels. We also transact commerce moving confidential medical data through our proprietary medical information technology devices and networks. Healthcare is a very litigious industry. The industry is also very intertwined and as such, from time to time, we may become involved in claims and litigation that arise out of the normal course of our business or the normal course of the business of our suppliers, payors and customers. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

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

In addition, pursuant to a mutual release agreement executed by both parties, Kelly waived any right, claim or ownership interest in any shares of common stock of the Company.  Kelly returned 31,958,000 (pre-reverse split) shares of common stock to the Company which, at the time of their rendering, were placed in one of the Company’s majority owned subsidiaries. The Company has stepped up its efforts to collect on this judgment.

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

The company was sued on March 27, 2009 in connection with its 2008 transaction with Ethan Einwohner and Cragmont Capital, LLC (“Cragmont”).  The Cragmont Complaint claims it is entitled to recover the unpaid balance of $75,000 on a Promissory Note allegedly due in February 2009, plus interest of $2,812.50, and attorneys’ fees.  Cragmont also has made claims of fraudulent misrepresentations in connection with that Note, including personal claims against the Company's directors Keith Berman and Robert Jagunich.  A demurrer to the Complaint was filed as to all misrepresentation claims. This demurrer was granted on May 19, 2008 in regards to the misrepresentation claims. Cragmont was allowed by the court leave to amend its complaint and filed an amended complaint on May 29, 2009. Additional hearings are scheduled in this matter, the first of these hearings occurred on August 10, 2009.  The company intends to file its cross-complaint against Cragmont, its principals and other individuals.

The agreement with Cragmont was executed early in March 2008 upon receipt of the note consideration from Ethan Einwohner.  After three difficult months the Company terminated its relationship with Cragmont in May 2008 for cause. The Company does not believe that Cragmont Capital lived up to its obligations in connection with the financing transaction, and instead pursued and continues to pursue other agendas detrimental to the Company, and taking actions detrimental to the Company and its officers and directors.. In addition to filing its counter claims the company has also engaged counsel to investigate whether Cragmont or its principals, or those individuals with non-public knowledge of the transaction engaged in any short-selling or other illegal securities trading activities.

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

On May 13, 2009, we issued 3,225 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 13, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On May 13, 2009, we issued 60,000 shares each of our restricted common stock to two consultants for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On May 13, 2009, we issued 17,800 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 2, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On June 2, 2009, we issued 25,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 2, 2009, we issued 128,520 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances After Quarter End

On July 6, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On July 6,  2009, we issued 296,811 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 6, 2009, we issued 25,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2009.

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

Date: August 14, 2009