Form 10-Q
period 2009-09-30
instaCare Corp.
filed 2009-11-13
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      . Yes  X . No

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2009, was 59,765,408 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

instaCare, Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	Audited
Assets
Current assets:
Cash	$306,207	$111,208
Accounts receivable	3,002,914	2,056,606
Inventory	141,418	677,961
Prepaid expenses	9,602	11,016
Total current assets	3,460,141	2,856,791
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
	234,895	234,895
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Deposits	3,412	3,412
Amortizable loan fees	-	10,421
Total other assets	3,412	13,833
Total assets	$3,463,553	$2,870,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$409,167	$37,105
Accrued liabilities	327,262	321,506
Accrued interest	291,378	606,537
Line of credit	1,221,926	1,533,599
Demand note – related party	1,830	1,780
Notes payable, current portion	228,029	236,926
Convertible notes payable	445,000	1,452,688
Total current liabilities	2,924,592	4,190,141

Stockholders’ equity
Preferred stock, $0.001 par value, no shares authorized, 207,526 shares issued
and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	207
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares
issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, no shares and 17,860 Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	18
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued
And outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 258,326 and 66,500
Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	258	67
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 59,765,408 and 46,845,176
shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	59,765	46,845
Shares of common stock authorized and unissued, no shares and 2,046,000 as of September 30, 2009and December 31, 2008, respectively	-	2,046
Additional paid in capital	18,071,910	17,860,882
Dividends payable	-	471,310
Accumulated (deficit)	(17,592,972)	(19,700,892)
Total stockholders’ equity	538,961	(1,319,517)
Total liabilities and stockholders’ equity	$3,463,553	$2,870,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

InstaCare, Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$4,491,831	$3,439,271	$14,669,886	$9,257,347
Cost of sales	4,180,858	3,233,370	13,734,254	8,259,316

Gross profit	310,973	205,901	935,632	998,031

Expenses:
General & administrative	82,180	66,319	219,174	191,698
Consulting	11,070	25,804	60,827	119,539
Payroll expense	44,110	47,335	125,657	247,595
Professional fees	11,646	6,184	71,660	73,781
Depreciation and amortization	-	9,063	-	27,189
Total expenses	149,006	154,705	477,318	659,802

Net operating income	161,967	51,196	458,314	338,229

Other income (expense):
Financing costs	(24,133)	(70,527)	(128,688)	(186,788)
Interest expense, net	(29,742)	(56,823)	(143,883)	(168,216)
Debt Forgiveness	121,178	-	1,450,867	-
Total other income (expense)	67,303	(127,350)	1,178,296	(355,004)

Net income	229,270	(76,154)	1,636,610	(16,775)

Add: Dividends declared on preferred	-	-	-	-

Income available to common shareholders'	$229,270	$(76,154)	$1,636,610	$(16,775)

Weighted average number of
common shares outstanding-basic and fully diluted	57,768,295	42,088,804	52,620,738	38,201,135

Net income per share –basic and fully diluted	$0.00	$0.00	$0.03	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$1,636,610	$(16,775)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services and	103,600	126,453
Shares and warrants issued for financing	118,267	210,018
Options and warrants issued for services	-	12,853
Amortization of share-based compensation	-	105,000
Amortization of financing fees	10,421	-
Depreciation and amortization	-	27,189
Debt forgiveness	(1,450,867)	-
Changes in operating assets and liabilities:
Accounts receivable	(946,308)	(624,807)
Inventory	536,543	(207,515)
Prepaid expenses	1,414	(30,354)
Accounts payable	372,062	(80,632)
Accrued liabilities	5,756	(2,762)
Accrued interest	128,021	141,523
Net cash provided (used) by operating activities	515,519	(339,809)

Cash flows from financing activities
Proceeds from line of credit	12,206,869	7,661,816
Payments on line of credit	(12,518,542)	(7,341,359)
Proceeds from note payable – related party	50	1,500
Payments on notes payable	(8,897)	(29,205)
Proceeds from convertible note payable	-	75,000
Net cash provided (used) by financing activities	(320,520)	367,752

Net increase in cash	194,999	27,943
Cash – beginning	111,208	4,353
Cash – ending	$306,207	$32,296

Supplemental disclosures:
Interest paid	$15,777	$23,229
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services	$103,600	$126,453
Options and warrants issued for services	$-	$12,853
Shares and warrants issued for financing activities	$118,267	$210,018
Accounts payable converted to note payable	$17,500	$-

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

New Pronouncements

On April 9, 2009, the FASB issued additional guidance intended to provide clarification in application and enhance disclosures regarding fair value measurements and impairments of securities. ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820, Fair Value Measurements. ASC 825, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

ASC 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement ASC 820 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

ASC 825 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP’s are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP’s for the interim and annual periods ending after March 15, 2009. The Company has determined that adoption of these pronouncements will not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC 105, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of ASC 105 and the Codification does not change GAAP. ASC 105 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of ASC 105 will not have an impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—. ASC 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. ASC 860 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of ASC 860 will not have an impact on its consolidated financial statements.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

As of September 30, 2009, we have an accumulated deficit of $17,592,972. These accumulated conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although our recent growth has greatly improved cash flows, we nonetheless need to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. It is management’s objective to review the acquisition of interests in various business opportunities, which in their opinion will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Notes payable

Notes payable consisted of the following:

	September 30,	December 31,
	2009	2008

Demand note from a related party, bearing interest at 9.5%	$1,830	$1,780
Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006, currently in default.	-	87,309
Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006, currently in default.	-	920,379
Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	170,000	170,000
Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	130,000
Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007, currently in default.	200,000	200,000
Promissory note, bearing interest at 18% per annum, matured March 31, 2009, currently in default.	75,000	75,000
Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	98,029	106,926
Line of credit, with interest being paid in shares equal to 5% of each advance.	1,221,926	1,533,599
Total notes payable	1,896,785	3,224,993
Less current portion	1,896,785	3,224,993
Total long-term notes payable	$-0-	$-0-

We have recorded interest expense totaling $29,742 and $56,823 during the three-months ended September 30, 2009 and 2008, respectively.

Note 4 – Debt extinguishment

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum. On February 10, 2005 we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note which matured on December 24, 2006. Through the period ending March 31, 2009 the company accrued interest at a default rate of 12% per annum on this Note. The Note was convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock held in escrow. Through July 31, 2006, Pinnacle has sold 924,948 of the escrow shares valued at $406,215 which was applied to accrued interest and the principal balance of the note. During the six months ended June 30, 2009, in connection with our obligations to Pinnacle Investment Partners, LLP, we recognized a gain on debt extinguishment in the amount of $1,329,690 representing a principal balance of $920,379 and accrued interest totaling $409,310. The extinguishment has been recorded as a result of being advised by the fund management on July 31, 2006 to “stand still.” Further, on September 23, 2006 an attorney associated with Pinnacle advised management that the fund had been closed and all operations of Pinnacle had ceased. In addition, management was also informed by the attorney in fact, of the death and incarceration of the funds primary principals. As of the date of this filing there has been no further communication or contact. Management has made attempts to locate and communicate with the former fund and has been unable establish the whereabouts of either management or an attorney in fact. We have evaluated the classification of this gain and have determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of debt” under “Other income (expense)” within income from continuing operations.

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. To date, MAG has converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock. On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership. On February 11, 2009 the company received a call from the U.S. based agency identified in the Kroll (BVI) letter of October 8, 2008. This agent informed the company that the Mercater Momentum Fund, LP, the other Purchaser of the company’s Preferred C stock, was itself a part of a separate receivership process. The company was advised by Kroll (BVI) to cease all communications with Mercator Advisory Group, LLC the former managing entity of both of the Mercator investing entities. As of the date of this filing there has been no further communication or contact. As a result of the failure of MAG and managements inability to contact the fund, we have recorded debt extinguishment in the amount of $121,178 representing the principal balance of $87,309 and accrued interest of $33,869. In addition, the board of directors cancelled 17,860 shares of the preferred series C stock issued and outstanding. We have evaluated the classification of this gain and have determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of debt” under “Other income (expense)” within income from continuing operations.

Note 5 – Stockholder’s equity

We are authorized to issue 5,000,000 shares of $0.001 par value preferred stock; of which 750,000 shares are designated as Series A, 20,000 shares are designated as Series C, 1,000 shares are designated as Series D and 1,000,000 shares are designated as Series E. The Company is authorized to issue 1,750,000,000 shares of $0.001 par value common stock.

Preferred

During the nine months ended September 30, 2009 we have issued 205,900 shares of our preferred Series “E’ stock to Centurion Credit Resources as financing fees in connection with our line of credit. Each share of our preferred series “E’ is convertible into 50 shares of $0.001 par value common stock. On March 31, 2009, Centurion elected to convert 14,900 shares of their preferred series “E” into 745,000 shares of common stock. The fair value of the preferred series “E’ issuances, totaled $59,664 and has been recorded as financing costs.

Common

We have issued a total of 9,000,000 shares each of our common stock to our two officers and directors as compensation for services provided to the Company during the nine months ended September 30, 2009. The fair value of these grants total $85,500 and has been recorded as payroll expense.

During the second quarter we issued 60,000 shares to consultants for services to the Company valued at $600 which has been recorded as consulting fees.

On April 20, 2009 we issued 1,750,000 to a service provider as payment against outstanding invoices totaling $17,500.

During the nine months ended September 30, 2009, we have authorized the issuance of 1,365,233 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $58,603 and has been recorded as financing costs.

Note 6 – Warrants and options

A summary of outstanding warrants and options as of September 30, 2009 is as follows:

	Warrants	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding 01/01/09	9,183,340	$0.04	-	$-
Granted	-	-	-	-
Cancelled	(50,000)	0.32	-	-
Exercised	-	-	-
Balance 06/30/09	9,133,340	$0.04	-	$-

Note 7 – Subsequent events

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 12, 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly-traded distributor of life-saving and life-enhancing prescription drugs and diagnostics to several channels in the healthcare industry. We are also a software and technology developer of proprietary and patentable technologies for e-health and EMR applications. From time to time we employ several of our medical software technologies to leverage and add value to our prescription drug and diagnostics business. We are also a Wi-Fi PDA technology provider to the lodging industry. In the third quarter of 2008, we added modules to our medical and EMR applications that allow for better management of medical products distribution and reporting management. We are in the initial stages of marketing these new modules under the trade name Decision IT.

In February 2009 the Obama administration issued summary health industry cost saving initiatives as part of their proposed national healthcare policy overhaul. An area of focus and an area of future proposed federal investment will be in electronic medical patient records technologies and other medical electronic cost saving technologies. The company’s products and technologies fit into the “sweet spot” of the Administrations’ proposed EMR initiative and to our knowledge our EMR technologies are unique in that they run “native” on smart phones allowing the user physician to gain access to electronic medical records without the need of a stand-alone computer or PDA

Our proprietary MD@Hand and Practice Probe software technologies manage critical patient data (electronic medical records), enhance productivity (electronic cost saving technologies) and facilitate communication with other applications in the healthcare, medical practice and medical products distribution markets. As we have recently focused our business attention toward providing prescription drugs and medical diagnostics through several medical distribution channels, we are now completing the updates of our medical EMR technologies and readying two new patent applications to secure the company’s proprietary medical technologies for use with smart phones such as the Apple iPhone, Verizon Windows phone, the Palm Pre, and RIM’s Blackberry line.

All of our sales are transacted in the United States. Although the industry in which we compete is worldwide, we do not sell or ship for export.

During the next 12 months we plan to continue to focus our efforts on the following primary businesses:

•

Providing medical communication devices for the purposes of EMR exchange based on networks of personal smart cell phones (Palm Pre, Apple iPhone, Verizon Windows phone). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, federal entitlement programs (Medicare, Medicaid) and most importantly, medical insurers;

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

•

Providing medical communication devices based on networks of smart cell phones (Palm Pre, Apple iPhone, Verizon Windows phone) and tablet computers with software that manages decision, control, audit and fulfillment for the medical products distribution markets. These products are believed to provide benefits of on demand medical information to medical products manufacturers as part of their financial management of distribution contracts;

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

Seasonality

The distribution of medical products and medical diagnostics in aggregate currently account for the overwhelming percentage of our revenues. Our experiences point to a business that displays certain seasonal trends. In each of the last three operating years our order intake was concentrated in the first five months of the calendar year and to an identifiable degree in the last two months of the calendar year. One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured (including Medicare beneficiaries) in January along with new plan formularies (price schedules). This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured. The most recent quarter completed continued these trends.

Results of Operations for the three months ended September 30, 2009 and 2008 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

INCOME:

	For the three months ended September 30,		Increase (Decrease)
	2009	2008	$	%

Revenue	$4,491,831	$3,439,271	1,052,560	31%
Cost of Sales	4,180,868	3,233,370	947,488	29%

Gross Profit	310,973	205,901	105,072	51%

Gross Profit Percentage of Sales	7%	6%

Revenue

Our revenue for the three months ended September 30, 2009 was $4,491,831 compared to revenue of $3,439,271 in the three months ended September 30, 2008. This resulted in an increase in revenue of $1,052,560, or 31%, from the same period a year ago. The increase in revenue over the three months ended September 30, 2008 was a result of our market focus toward direct sale and direct to patient sale of diabetic test strips and medical-surgical products into several medical channels.

Cost of sales/Gross profit percentage of sales

Our cost of sales for the three months ended September 30, 2009 was $4,180,868, an increase of $947,488, or 29% from $3,233,370 for the three months ended September 30, 2008. The increase in cost of sales during the current period was due to changes and decreases in the national Medicare reimbursement and the company’s focus on increasing sales over the prior quarter in our direct to patient market sales.

Gross profit as a percentage of sales increased from 6% for the three months ended September 30, 2008 to 7% for the three months ended September 30, 2009. The decrease in gross profit margin was caused by three market forces; (a) a change in our product mix whereby we increased our sales levels in medical surgical sales markets to extended care facilities, which historically have a lower profit margin, (b) a lowered reimbursement allowed by the federal Medicare program and private insurers, and (c) a deteriorated economy which has lowered our ability to push “stock up” behavior among our patients.

EXPENSES:

	For the Three Months Ended September 30,		Increase / (Decrease)
	2009	2008
	Amount	Amount	$	%
Expenses:
General & administrative	$82,180	$66,319	$15,861	24%
Consulting services	11,070	25,804	(14,734)	(57%)
Payroll expense	44,110	47,335	(3,225)	(7%)
Professional fees	11,646	6,184	5,462	88%
Depreciation	-	9,063	(9,063)	-
Total expenses	149,006	154,705	(5,699)	(4%)

Net operating income	161,967	51,196	110,771	216%

Other income (expense):
Financing costs	(24,133)	(70,527)	(46,394)	(66%)
Interest (expense)	(29,742)	(56,823)	(27,081)	(48%)
Debt forgiveness	121,178	-	121,178	-
Total other income	67,303	(127,350)	47,703	(153%)
Net income	$229,270	$(76,154)	$305,424	401%

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $82,180, an increase of $15,861, or 24%, from $66,319 for the three months ended September 30, 2008. We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth thereby allowing us to eliminate unnecessary general and administrative expenditures. General and Administrative expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies. It is the goal of management to continue efforts in limiting redundant overhead. In addition due to the deteriorated economy management has foregone salaries.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share, evidenced by our decrease in consulting services for the three months ended September 30, 2009. During this quarter we expended $11,070 for consulting services compared to $25,804 for the three months ended September 30, 2008, representing a decrease of 57% over the previous period. Consulting services expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies.

Payroll expense

We currently staff five full-time positions. Each of which, assist in sales, billing, collection, marketing and administrative support. We have made tremendous efforts to maintain cash-flow through a reduction in salaries and wages and in hiring service organizations where appropriate. During the three months ended September 30, 2009 our payroll expense was comprised of cash totaling $18,000 and equity of $25,500 compared to $15,000 in cash and $32,000 in equity for the comparable period in 2008. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services increased by $5,462 compared to the three months ended September 30, 2008 as a result of increased accounting and audit fees. We anticipate these fees to remain stable throughout the upcoming year.

Total Expenses

Our operating expenses decreased $5,699 overall for the three months ended September 30, 2009 when compared to $154,705 for the three months ended September 30, 2008. Our streamlined operational environment has allowed for the decrease in total operational costs.

Net Operating Income

We had net operating income in the amount of $161,967 for the three months ended September 30, 2009, versus a net operating income of $51,196 for the three months ended September 30, 2008. As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the three months ended September 30, 2009 were $24,133, a decrease of $46,394 or 66%, from $70,527 for the three months ended September 30, 2008. Our financing costs have increased substantially as a result of our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Interest payments are paid to Centurion in the form of cash, calculated by multiplying the company’s outstanding balance of loans made by Centurion by 2% per month. A bonus of 20% of the company’s margin on each transaction is also paid to Centurion. Shares of our common stock are paid to Centurion as a bonus on qualifying transactions. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense has decreased significantly during the three months ended September 30, 2009 from $56,823 in 2008 to $29,742 in 2009. The decrease is a direct result of the debt extinguishment in 2009.

Net Income

We achieved net income for the three months ended September 30, 2009 in the amount $229,270, an increase of $305,424 from our previous year’s net loss of $(76,154). The increase in net income and our resulting profit was attributable to debt forgiveness.

Results of Operations for the nine-months ended September 30, 2009 and 2008 compared.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

INCOME:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	$	%

Revenue	$4,669,886	$9,257,347	5,412,539	58%
Cost of Sales	13,734,254	8,259,316	5,474,938	66%

Gross Profit	935,632	998,031	(62,399)	(6%)

Gross Profit Percentage of Sales	7%	11%	(4%)

Revenue

Our revenue for the nine months ended September 30, 2009 was $14,669,886 compared to revenue of $9,257,347 in the nine months ended September 30, 2008. This resulted in an increase in revenue of $5,412,539 or 58%, from the same period a year ago. The increase in revenue over the three months ended September 30, 2008 was a result of our market focus toward direct sale and direct to patient sale of diabetic test strips and medical-surgical products into several medical channels.

Cost of sales/Gross profit percentage of sales

Our cost of sales for the nine months ended September 30, 2009 was $13,734,254, an increase of $5,474,938, or 66% from $8,259,316 for the nine months ended September 30, 2008. The increase in cost of sales during the current period was due to changes and decreases in the national Medicare reimbursement and the company’s focus on increasing sales over the prior quarter in our direct to patient market sales.

Gross profit as a percentage of sales decreased from 11% for the nine months ended September 30, 2008 to 7% for the nine months ended September 30, 2009. The decrease in gross profit margin was caused by three market forces; (a) a change in our product mix whereby we increased our sales levels in medical surgical sales markets to extended care facilities, which historically have a lower profit margin, (b) a lowered reimbursement allowed by the federal Medicare program and private insurers, and (c) a deteriorated economy which has lowered our ability to “stock up” patients with our products.

EXPENSES:

	For the Nine Months Ended September 30,		Increase / (Decrease)
	2009	2008
	Amount	Amount	$	%

Expenses:
General & administrative	$219,174	$191,698	$27,476	14%
Consulting services	60,827	119,539	(58,712)	(49%)
Payroll expense	125,657	247,595	(121,938)	(49%)
Professional fees	71,660	73,781	(2,121)	(3%)
Depreciation	-	27,189	(27,189)	(100%)
Total expenses	477,318	659,802	(182,484)	(28%)

Net operating income	458,314	338,229	120,085	36%

Other income (expense):
Financing costs	(128,688)	(186,788)	(58,100)	(31%)
Interest expense	(143,883)	(168,216)	(24,333)	(14%)
Debt forgiveness	1,450,867	-	1,450,867	-
Total other income	1,178,296	(355,004)	1,533,300	432%

Net income	$1,636,610	$(16,775)	$1,653,385	9,856%

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $219,174, an increase of $27,476, or 14%, from $119,539 for the nine months ended September 30, 2008. We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth thereby allowing us to eliminate unnecessary general and administrative expenditures. General and Administrative expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies. It is the goal of management to continue efforts in limiting redundant overhead. In addition due to the deteriorated economy management has foregone salaries.

Consulting Services

We have historically relied on outside consultants for assistance in business development, customer support, billing and collection, and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to limit the amount of outside services required to build and maintain our market share but we still must maintain a smaller level of outside service providers to assist us, evidenced by our decrease in consulting services for the nine months ended September 30, 2009. We expended $60,827 for consulting services compared to $119,539 during the same period in the previous year, representing a decrease of 49%. Consulting services expenses are expected to fluctuate for the remainder of Fiscal Year 2009 as a result of the company’s renewed focus on its medical software technologies.

Payroll expense

During the nine months ended September 30, 2009 our payroll expense was comprised of cash totaling $39,000 and equity of $85,500 compared to $48,000 in cash and $198,500 in equity for the comparable period in 2008. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services decreased for the nine month period by $2,121 from $73,781 in 2008 to $71,660 for the nine month period ending September 30, 2009. We anticipate these fees to remain stable throughout the upcoming year.

Total Expenses

Our operating expenses decreased $182,484 or 28% overall for the nine months ended September 30, 2009 when compared to the same period a year ago. The decrease was directly related to a reduction in our share-based payroll compensation expense in 2009.

Net Operating Income

We had net operating income in the amount of $458,314 for the nine months ended September 30, 2009, versus a net operating income of $338,229 for the nine months ended September 30, 2008. As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the nine months ended September 30, 2009 were $128,688, a decrease of $58,100, or 31%, from $186,788 for the nine months ended September 30, 2008. Financing costs result from our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Interest payments are paid to Centurion in the form of cash, calculated by multiplying the company’s outstanding balance of loans made by Centurion by 2% per month. A bonus of 20% of the company’s margin on each transaction is also paid to Centurion. Shares of our common stock are paid to Centurion as a bonus on qualifying transactions.. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Our interest expense decreased $24,333 or 14% compared to the same period in the previous year. The decrease is a direct result of the debt extinguishment in 2009.

Net Income

Our net income for the nine months ended September 30, 2009, was $1,636,610 compared to a net loss of $16,775 from our previous year. The increase in net income and our resulting profit was attributable to debt forgiveness.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$3,460,141	$2,856,791	603,350	22%
Current Liabilities	$2,924,592	$4,190,141	(1,265,549)	(31%)
Working Capital Deficit	$535,549	$(1,333,188)

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. To date, MAG has converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock. On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership. On February 11, 2009 the company received a call from the U.S. based agency identified in the Kroll (BVI) letter of October 8, 2008. This agent informed the company that the Mercater Momentum Fund, LP, the other Purchaser of the company’s Preferred C stock, was itself a part of a separate receivership process. To date the company has not received any formal notification concerning the Mercater Momentum Fund, LP and an alleged receiver action. The company was advised by Kroll (BVI) to cease all communications with Mercator Advisory Group, LLC the former managing entity of both of the Mercator investing entities. As of September 30, 2009 we have recorded debt extinguishment totaling $121,178 representing the entire principal and accrued interest due to MAG.

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

On August 2, 2006 the District Attorney in New York, NY announced the arrest of the principals of Pinnacle thereby changing the dynamic of the company’s business relationship with Pinnacle and its principals. Since this date the company has not had contact with any of the Pinnacle fund management or attorney in fact. We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management on July 31, 2006 to “stand still.” On September 23, 2006 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated until at least August 2011. As of September 30, 2009, we have recorded debt extinguishment in the amount of $1,329,690 representing the entire principal and accrued interest due to Pinnacle.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of September 30, 2009, the remaining principal balance was $130,000.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008 the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew, the credit line was increased to $2,000,000. We drew down on this credit line for the first time on November 30, 2007. As of September 30, 2009, we had an outstanding balance of $1,584,762 on this line. We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, InstaCare entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC ("Cragmont") wherein Cragmont promised to loan the Company up to an aggregate sum of $250,000. Said loan or loans to be used by the company to (1) forward its medical supplies business, (2) continue to retain its auditors and experts so that the company could continue to make timely periodic filings and therefore remain a fully reporting public company under the Securities Act of 1934 and (3) provide InstaCare with sufficient funds to repay an initial advance under the Agreement.

In early March 2008, Cragmont made an initial advance to the company of $75,000. This was the only amount advanced pursuant to the March 1, 2008 Agreement. In May 2008 InstaCare terminated its relationship with Cragmont for cause. Our agreement with Cragmont is now the subject of litigation in Ventura County, California. We have denied Cragmont’s contentions in this litigation, and asserted various affirmative defenses and a cross complaint against Cragmont and its principals. The Company is vigorously defending this lawsuit, and prosecuting its claims.

The $75,000 advanced under the terms of the Agreement is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further, the terms of the Agreement provide for the grant of a total of 7,500,000 warrants to purchase our common stock, an amount equal to 100 warrants for each dollar lent by Cragmont. The warrants would be exercisable at a price of $0.03 for a term of three years, expiring on December 31, 2010. We contend that Cragmont is not entitled to exercise any rights under the Agreement, as a result of its defaults, and intend to oppose any attempt to convert all or part of the note into shares or any attempt to exercise these warrants.

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

As of September 30, 2009, our cash balance was $306,207. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Critical Accounting Policies and Estimates

Stock-based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued ASC 505, “Share-Based Payment”, and amends ASC 230, Statement of Cash Flows. Generally, the approach in ASC 505 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Recent Accounting Developments

On April 9, 2009, the FASB issued three final Staff Positions (FSP's) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820, Fair Value Measurements. ASC 825, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

ASC 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement ASC 820 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

ASC 320 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP’s are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP’s for the interim and annual periods ending after March 15, 2009. The Company has determined that adoption of these pronouncements will not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC 105, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of ASC 105 and the Codification does not change GAAP. ASC 105 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of ASC 105 will not have an impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets”. ASC 860 removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. ASC 860 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of ASC 860 will not have an impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Financial Officer, Keith Berman, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our conclusions regarding the deficiencies were as follows:

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

Cragmont Capital, LLC vs. instaCare Corp. et al.

Ventura Superior Court CASE NO.: 56-2009-00340925-CU-CL-VTA

The company was sued on March 27, 2009 in connection with its 2008 transaction executed with Cragmont Capital, LLC (“Cragmont”). The Cragmont Complaint claims it is entitled to recover the unpaid balance of $75,000 on a Promissory Note allegedly due in February 2009, plus interest of $2,812.50, and attorneys’ fees. Cragmont also made claims of fraudulent misrepresentations in connection with that Note, including personal claims against the Company's directors Keith Berman and Robert Jagunich. A demurrer to the Complaint was filed as to all misrepresentation claims. This demurrer was sustained on May 19, 2009 in regards to certain of the misrepresentation claims. Cragmont was given leave to amend its complaint, and filed an amended complaint on May 29, 2009.

On October 22, 2009 the company filed an amended cross-complaint against Cragmont, its principals and individuals who, it was alleged, among other things, either fraudulently induced the Company into the Cragmont transaction and/or defrauded the company by filing, in February 2009, falsified UCC-1 security documents in the state of Nevada.

In this litigation, Cragmont contends that this loan matured on February 28, 2009, and was considered in default and accruing a default rate of interest in the amount of 15% per annum. The $75,000 advanced under the terms of the Agreement is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further, the terms of the Agreement provide for the grant of a total of 7,500,000 warrants to purchase our common stock, an amount equal to 100 warrants for each dollar lent by Cragmont. The warrants would be exercisable at a price of $0.03 for a term of three years, expiring on December 31, 2010. We contend that Cragmont is not entitled to exercise any rights under the Agreement, as a result of its defaults, and intend to oppose any attempt to exercise these warrants.

Contemporaneously with the execution of the Agreement and the Note, Cragmont also agreed that it would obtain additional funds and long-term investments for the company and its business, so that the company would be in a financial position to repay the initial advance of $75,000. The agreed upon purpose and amount of the initial advance was to be used by the company to (1) forward its medical supplies business, (2) continue to retain its auditors and experts so that the company could continue to make timely periodic filings and therefore remain a fully reporting public company under the Securities Act of 1934 and (3) provide the company with sufficient funds to repay an initial advance under the Agreement.

Our agreement with Cragmont was fully executed early in March 2008. After three difficult months the Company terminated its relationship with Cragmont, for cause, in May 2008. Cragmont Capital has not lived up to its pre-agreement representations or obligations in connection with the financing transaction, and instead pursued, and continues to pursue, other agendas detrimental to the Company, its officers, directors and shareholders. The company has also engaged counsel to investigate whether Cragmont or its principals, or those individuals with knowledge of the transaction engaged in any short-selling or other illegal securities trading activities inclusive of using public Internet message boards to forward their schemes.

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

On July 8, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On July 8, 2009, we issued 296,811 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 8, 2009, we issued 25,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 13, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On August 13, 2009, we issued 21,256 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 13, 2009, we issued 13,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 11, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On September 11, 2009, we issued 4,750 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 11, 2009, we issued 12,600 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances After Quarter End

On October 7, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

On October 7, 2009, we issued 6,141 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 7, 2009, we issued 20,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

See Note 3 to our financial statements contained herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the third quarter of 2009.

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

Date: November 12, 2009