Form 10-K
period 2009-12-31
instaCare Corp.
filed 2010-04-12
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X  .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

     .   Yes   X  .  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                .   Yes   X  .  No

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

Yes      .  No  X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $8,408,435 based on a share value of $0.102.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 82,435,641 shares of common stock, $0.001 par value, outstanding on February 28, 2010.

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

In this form 10-K references to “instaCare”, “the Company”, “we,” “us,” and “our” refer to INSTACARE CORP. and its  Nevada corporation operating subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp., and PDA Services, Inc.

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

PART I

ITEM 1. BUSINESS.

Overview

instaCare Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor. Diagnostic test kits and at-home patient testing products are regulated by the U.S. FDA in a manner similar to prescription drugs but the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products as well as several lines of ostomy, wound care and post-surgery medical products. Typically, we distribute only name brand products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service value added provider of products and services to an ever-growing market.

We also offer information technology solutions in several medical care market channels by providing physicians with information at the point of care. Our products, unlike those from many other medical information companies, make use of smart cell phones such as the Apple iPhone, the Palm Pre, the Google Droid and a wide selection of Microsoft Windows based smart phones and operate in either in a wireless or “wired” mode, which allow physicians to carry, access and update their patients’ histories, also known as electronic medical records or EMR, medication data, and best care guidelines - all at the point of care, or from any other location the physician may be located. In addition, the company’s products employ proprietary mathematical game theory features adapted by the company for medical use that allow acceptance of diagnoses and treatment protocols where the medical information may have originated from one or several locations and one time or several times.

We have entered into six partnerships with freestanding pharmacies in the states of New York, Maryland, New Jersey and Arizona. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We have received seven inquiries from companies interested in perhaps partnering with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work.  The interested companies range from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. All seven companies are much larger than instaCare. We may or may not entertain additional proposed partnerships. We are also negotiating an agreement for the exclusive distribution of a series of non-brand medical diagnostic products.

We currently employ 3 full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. We also employ two full time and seven part time personnel. These people are located in Florida, Arizona, California and New Jersey and act as sales and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.instaCare.net.

Business Development

We were originally incorporated in the State of Nevada on March 2, 2001 as ATR Search Corporation (“ATR”). In June of 2002, ATR merged with Medicius, Inc. whereby Medicius remained as a wholly owned subsidiary of ATR. Following the , the operations of Medicius were conducted through ATR and the former operations of ATR were conducted through CareTechnologies, LLC, a wholly owned subsidiary of ATR. Under the terms of the merger agreement, the stockholders of Medicius received 412,110 shares of ATR’s common stock and 103,028 warrants in exchange for 100% of the outstanding shares of Medicius’ common stock. Medicius remained an operating entity from the closing of the merger until September 30, 2007. On August 2, 2002, we amended our Articles of Incorporation to change our name from ATR to CareDecision Corporation. CareTechnologies, LLC was dissolved on May 20, 2003, but CareDecision continued conducting all operations of CareTechnologies. On November 19, 2004, we incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc. In March 2006, we incorporated an additional Nevada corporation subsidiary, Pharmtech Direct Corp.  In May 2008, we incorporated an additional Nevada corporation subsidiary, Decision IT Corp.

On April 1, 2005, we amended our Articles of Incorporation to change our name from CareDecision Corporation to instaCare Corp. Our common stock trades on the over-the-counter securities market through the Financial Industry Regulatory Authority Automated Quotation Bulletin Board System, under the trading symbol “ISCR”.

OUR BUSINESS

From April 1, 2005 through November 15, 2009, we focused our business attention towards providing prescription and non-prescription diagnostics, at-home testing and medical/surgical products through several medical distribution channels. Our secondary business objective has been to provide medical information technology (IT) for use with Internet-based communication, and network software systems and applications, that originally resided and  functioned through Microsoft Windows CE-Based PDAs (Personal Data Assistants), which are popular and commonly available from most major computer brand name companies such as Sony, Dell, IBM and Palm -to the medical fields and the lodging  industries.  In May 2009, the company began the port of its technologies and software from the PDA based products to late generation smart cell phones. This re-development was completed November 12, 2009.  Subsequently the company filed patent applications in February 2010 to secure its latest product developments.

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart ecell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to carry, access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device.

We have established a core management team experienced in all phases of health care, data management and the Web.

Through December 31, 2009, our operations have been conducted through  our subsidiaries PDA Services, Inc., Pharma Tech Solutions, Inc. and Pharmtech Direct Corp.

Our business objectives include:

1.

Providing medical communication and EMR medical history and storage devices based on networks of smart cell phones These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers. We have created cell phone-centric products and a suite of Internet enhanced software applications that include those features that specifically respond to the requirements of the practicing physician and the regulations currently being promulgated by the Federal government.

2.

Provide, as an emerging closed-door pharmacy, retail drug prescriptions fulfillment with the goal of delivering affordable, discounted prescriptions to the millions of uninsured and underinsured consumers in the United States.

3.

Combining our newly acquired wholesale and retail drug distribution with our cell phone centric technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

4.

The practice of specializing in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes-inflicted patients now that our new prescription drug distribution business is coming on-line.

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, the Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT business.  In the past, our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Prescription and Non-prescription Diagnostics Distribution

On January 4, 2006, we transacted our first commerce by distributing at home diabetic test strips to the patient base then serviced by CareGeneration, Inc., then the company’s acquisition target. This commerce was initiated under a “work-through” agreement by and between us, our subsidiaries Pharma Tech Solutions, Inc. and Medicius, Inc., CareGeneration, Inc., Ronald Kelly and his Kelly Company World Group, Inc. private corporation. Subsequently, we accepted additional orders for future business and fulfilled these orders thereby building the foundation for our current business. Later, because of the issues that arose between the Company and Mr. Kelly and his controlled entities, inclusive of Mr. Kelly’s failure to transfer a certain drug distribution license and Mr. Kelly’s on-going competition with the Company and our subsidiary, Pharma Tech Solutions, Inc., we concluded that it would be best if the company transacted all commerce through  our then operating wholly owned subsidiary, Medicius, Inc. The company then initiated litigation against Mr. Kelly, his daughter and others for multiple breaches of the merger agreement and “work-through” agreement. Ultimately, we reached a settlement with Mr. Kelly whereby he stipulated to pay the company $200,000 and further agreed not to compete. This then allowed us to apply for  licenses in the states of New Jersey, New York, North Dakota and Arizona, in an effort to allow us to increase our operational efficiency. In addition, some non-prescription diagnostics distribution operations are currently being conducted through PDA Services, Inc. In addition, we have established, through Pharma Tech Solutions, Inc., “direct to patient” prescription and prescription diagnostics fulfillment programs, which are maintained in New Jersey, New York and Arizona.

Our new medical distribution business came on-line during the third and fourth quarters 2006 and throughout 2007. This has in turn allowed us to specialize in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Included in our current business plan is the distribution of wound care, ostomy and post-surgical products to diabetes-inflicted patients and other parallel markets.

In the first quarter of 2006, we announced the execution of contracts with two large multinational pharmaceutical companies for the distribution of their lines of at-home testing products. We originally forecast revenues of approximately $12 million for fiscal 2006 based upon these contracts alone. We exceeded these forecasts. We continue to purchase products for resale from these manufacturers and have grown our distribution business accordingly. Our management also believes that there is future potential for collateral business through these companies and is in the process of expanding its product lines. Subsequently, we entered into agreements with additional pharmaceutical companies and group medical buying organizations to add more of these diagnostic products as we further specialize into this medical niche. Further, we have expanded our offerings to include coagulation-testing, ostomy, post-surgical and wound care and advanced wound care products.

Specializing in rapid delivery of prescription and non-prescription diagnostic products, we are in the final stages of augmenting our distribution business by creating a nationwide network. Through a proprietary use of the Internet, we have completed a pharma distribution management system that allows our mail order pharmacy to begin the servicing of the 30+ million Americans who are either uninsured or underinsured. Since 2005 one of our target markets has been the same patient base targeted by the national healthcare reform legislation just signed into law.  In that regard, we have a head start and expect to reap rewards in the months ahead.

Our medical distribution efforts are directed towards practitioners who treat long-term care patients, the uninsured and underinsured. This concept already has enlisted organizations that manage or finance the indigent practices of more than 2,500 doctors. We are establishing our first fulfillment center to service these uninsured and underinsured patients in Phoenix, Arizona. We have also secured, through a strategic partnership the use of a retail prescription license to transact prescription fulfillment in Arizona.

By using wireless technology to link our centrally located prescription and non-prescription diagnostics distribution centers  are positioned to bring economic and administrative efficiencies to the projected $8 billion marketplace for delivering prescriptions to the uninsured and underinsured.

The at home testing and direct to patient diagnostics markets include millions of existing patients – that are often subsidized or funded by government benefits.  For us this is a developing and developed  stage enterprise moving to take advantage of the tremendous opportunity created by the national healthcare reform recently signed into law.  In addition to our existing medical distribution focus, we also acquired and can employ a proprietary, retail mail order methodology for the distribution of other healthcare supplies, which includes:

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

Prescription and Non-prescription Diagnostics

The prescription and non-prescription diagnostics business is often subsidized or funded by government benefits, even before the recent reform laws, which seems to be aggressively moving to take advantage of the tremendous opportunity in direct to patient solutions via direct mail order distribution of prescription and non-prescription diagnostics and related products/supplies. We acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies. We are focusing our distribution activities to patients who lack prescription drug coverage and patients who qualify for government or institutional programs such as Medicare, Medicaid, children’s health insurance programs and long-term care institutions and organizations.

Our retail prescription business maintains three operating units:

1.	Licensed wholesale prescription drug distribution business, where we deliver bulk prescription drugs on a wholesale basis to clients;

2.	Licensed distribution of diabetes diagnostics and supplies, where we deliver diabetic testing strips and associated diagnostic products under several business models; and

3.	Internet pharmacy/prescription fulfillment, which we are cautiously, entering.

Our plan is to combine the wholesale and direct to patient distribution businesses and couple these businesses with the capabilities to connect physicians, using our smart cell phone technologies, creating wide-ranging ventures similar in function to existing Internet pharmacies but directed to serving the large base of institutionalized, underinsured and uninsured Americans through their physicians.

Prescription and Non-prescription Diagnostics Methods

On December 27, 2004, pursuant to the agreement and plan of merger with CareGeneration, Ronald Kelly, a former director, agreed to transfer to Pharma Tech a Wholesale Drug Distribution License (license no. 004-001681, expiring 12/31/2007 issued to Kelly Company world Group, Inc, Ronald R. Kelly, 96 S. Madison St., Carthage, IL. 82321, by the State of Illinois and jointly governed by regulators from the State of Illinois, the U. S. Drug Enforcement Agency and the U.S. Food and Drug Administration). Additionally, Mr. Kelly agreed to seek transfer of a reciprocal drug distribution license issued by the State of Indiana, a client list and know-how in the form of written (published) drug distribution policies and procedures applicable to independent prescription drug and diagnostic distributors. After learning that these licenses had not been transferred and were not in the process of transfer, we filed suit against Mr. Kelly, his wife, daughter and several of his controlled entities. The complaint expressed the impact of Mr. Kelly’s deceit. In December 2007, we settled this lawsuit in return for a $200,000 judgment against Mr. Kelly’s major entity. We continue to follow the activities of Mr. Kelly in an effort to finally enforce this judgment.  The company has been subsequently contacted by police authorities in several states and the FBI, all of whom are investigating Mr. Kelly.

To augment our drug distribution efforts our subsidiary Pharma Tech Solutions, Inc. applied for and been granted a retail prescription drug fulfillment license in the state of Arizona (Permit No. 4374). The company allowed this license to lapse in January 2008 when we entered into a series of strategic partnerships with pharmacies in the state of Arizona, saving the company the need to build what would have amounted to duplicate pharma distribution facilities. The company is pleased with these partnerships and in April 2009 expanded the Arizona model and entered into a strategic partnership with pharmacies in the state of Maryland.

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

Medical Field Applications

Our medical technologies are grounded in the central need/desire to furnish the practicing physician with crucial point-of-care patient information and historical patient medical information using electronic medical records rapidly and reliably via a smart cell phone. The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a number of commercially available smart cell phones, designed for portability and upgradeability. Compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations that have since been promulgated, this smart cell phone technology offers real-time point of care applications and EMR via proprietary technologies that allow for patient medical data for ten years or more on the cell phone itself.

Our software is designed to integrate point of service applications. Our medical appliance, the longest available product, monitors treatment protocols and up to the moment patient histories coupled with real-time on-line medical insurance claims submission. Our ultimate key to success resides in providing the private practice physician with the capability to, sequentially, learn about the history of the patient during, or prior to, entering the examining room, treat the patient and update the insurer of the episode of care. Accomplishing these objectives resolves a major dilemma for the health care provider; instantaneous communication of vital patient related information at or before the patient encounter.

Medical field distribution methods

Since inception, we have and will continue to focus our marketing efforts towards general medical and pharmaceutical medical applications through our E-Health and EMR smart cell phone information appliance ) software application package, and a permanently affixed handheld information appliance and commercial national cell phone network. Specifically we have marketed our line of MD@Hand smart cell phone-based medical communication network products to the medical insurance and pharmacy benefits management segments of the healthcare markets.

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

The medical industry is highly competitive in the attraction and retention of physician customers, insurers, government agency payers’/sponsors and other medical providers. The number of competing companies and the size of such companies vary in different geographic areas. Generally, we are in competition with other smart cell phone technology companies that offer medically related software suites, with the most effective competition coming from companies that possess greater capital resources, have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than do we.

There are a number of small and large companies that provide some type of IT services at the point of care tying physicians to the healthcare systems. There is substantial turnover and business failure in this industry as well as substantial consolidation:

1.	Large publicly traded companies.
2.	PDA technology-based companies.

These companies, and others, offer products and services similar to ours: only delivering older PDA based data management to physicians.

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

Advancing the Practice of Medicine at the Point of Care

We are also a developer of products that offer unique solutions in medical care and management by providing physicians with essential information instantaneously as they meet with their patients.  Unlike other medical information systems using standard computer terminals, we use smart cell phones as the information delivery vehicle that allow physicians to carry, access and update their patients’ histories (EMR), medication data, and best care guidelines – all at the point of care – streamlining and revolutionizing the practice of medicine.

In addition, we market our MD@Hand™ software application, which also leverages the connectivity of smart cell phone devices via the Internet. This first-in-class smart cell phone software application offers the user access to job specific information (I.E. patient histories or databases), instant messaging, and prescription fulfillment for pharmacists. Our versatile, smart cell phone-based software application is also used in other, information-intensive industries.

Our proprietary ResidenceWare™ is a similar collection of Internet-enhanced communication, integration, and networking tools developed for the real estate marketplace in cooperation with prominent commercial and residential real estate management companies.  Numerous sales professionals, lodging managers and hoteliers currently use the software to access such information as tenant histories and property databases, as well as for instant messaging directly with occupying tenants. In March 2010 the company’s Board of Directors authorized the sale of the Residenceware technologies and customer list.

MD@Hand

Information supplied to and from the physician via the smart cell phone device includes:

Case/Episode diagnosis and Treatment Information:

●	Episode by episode multiple diagnosis and physician chosen treatment pathways
●	Patient cumulative treatment (electronic medical record) histories, including hospitalizations and histories from patient encounters with other physicians
●	Eight levels best care medical protocols
●	Tentacle links to the physician desktop reference (PDR) and prescription drug databases

Medical Order Entry and Fulfillment:

●	Full Pharmacy Benefits Management programs with electronic script writing with drug formulary and drug to drug interaction checks prior to script transmission
●	Lab Order Entry with complete reporting including results, pending, ticklers, out of limits, historical, summary, etc.
●	Accident/Worker’s Compensation intervention modules. In addition, our software applications provide both on-line and off-line (fax) order entry.

Payor-Related Applications

●	Plan and Procedure Eligibility
●	Procedure/Drug Authorization
●	Patient Referral
●	Hospitalization Admit Decision Tree and schema.

Benefit for Physicians

●	All access to medication and drug data, interaction databases and formulary information is provided free of charge to all participating physicians via the smart cell phone through instaCare’s network
●	Lowers office costs by centralizing all formulary and prescription m
●	Medical data on one or multiple smart cell phones and by reducing paperwork and phone time
●	Improves quality of care by providing timely information including Best Care Guidelines to help assure an excellent standard of care
●	Improves office workflow by providing a compendium of prescription, lab results, referable physicians
●	Reduces time pulling and refilling charts reduces errors by offering immediate access to drug data, current formulary tables, lab results and Best Care Guidelines

Benefit For Health Plans

●	High degree of formulary compliance
●	Expedites claims and Improves outcomes
●	Helps in creating excellent standard for quality healthcare for all patients
●	Reduces cost of operations in many ways (i.e.: cutting down paperwork and phone support)
●	Reduces errors
●	Assures correct utilization of resources

 Source of Principal Suppliers

Our suite of software that runs and manages medical applications is proprietary code and does not require raw materials or principal suppliers. Our software is utilized through over-the-counter smart cell phone’s and computer products, as previously discussed.  We employ a proprietary lasered microchip to store the patient data on the smart cell phone, offering a physician current and historical information on his/her patients for ten years or more.   Our applications run on smart phones manufactured by Apple, Palm, Motorola, Samsung and many more.

Dependence on a Few Major Customers

Beginning with the first quarter 2007 and throughout fiscal 2009, we generated revenues primarily through our medical prescription and non-prescription pharmaceutical distributions from six companies. We maintain strategic relationships with these companies whereby these companies place orders and then we service these orders and supply product directly to the patients and/or those entities where the patients reside. We then accept assignment for the billing and future servicing of these patients. We maintain relationships with these original five resellers but have also added fourteen additional customers and books of business with institutional care clients whereby we sell product and then receive revenues form the direct filing of reimbursement claims with medical insurance companies. In the future, we expect the majority of the growth in our business to come as a direct result of our direct to patient distribution.

Government Approval and Effect on Us

Medical applications

Recent government and industry legislation and rulemaking, especially the 2010 Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act and  Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and industry groups such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. New national standards and procedures under HIPAA include the “Standards for Electronic Transactions and Code Sets” (the “Transaction Standards”); the “Security Standards” (the “Security Standards”); and “Standards for Privacy of Individually Identifiable Health Information” (the “Privacy Standards”). The Transaction Standards require the use of specified data coding, formatting and content in all specified “Health Care Transactions” conducted electronically.  However, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the future impact of HIPAA on our business and operations. Additionally, certain state laws are not pre-empted by the HIPAA Standards and may impose independent obligations upon our customers or us.

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

Personnel

We currently employ 3 full-time employees and 9 sales/service representatives, two full-time and seven part-time. No full-time employees are covered by labor agreements or employment contracts.

Patents, Proprietary Rights and Licenses

In February 2010, a broad based patent application was filed covering the methods and apparatus of our software technology and the integration of our software technology into commercial computer networks and commercial smart cell phone (smart cell phone) devices

Through our merger with Medicius, Inc. in 2002, we gained assignment of proprietary systems covered by a portfolio of pending utility patent applications that make claim to methods and systems for managing medical patient-specific information and concurrently implementing fulfillment of this information by multiple health-services related providers for medically related services for use over a computer network. The proprietary systems allow for patient information to be gathered from multiple authorized sources and then this information is provided at the point-of-care, and coordinated and compared with prescription formulary compliance, medical services providers and their payers’, and multiple-rules based treatment plans provided by various sources (content). Patient case and episode information and care management, in coordination with the implementation of substantially paperless ordering and fulfillment of lab tests, prescriptions and referrals, is made available to attending health care professionals and support personnel via networked computer systems and smart cell phone systems running our proprietary software methods. The inventive system includes, in seamless essentially real-time communication over the Internet, a network of fully secure private sub-networks among the participants in the system. A suite of software applications, including medical, communications and database applications are resident on each smart cell phone, and communications modules resident in the system automatically link to the network via the cell phones’ networks, which seamlessly connect to the Internet to update those databases by a novel packet transmission method to maintain confidentiality of the transmitted information.

Our first patent application, Management and Communications System and Method, Attorney Docket 668-26-002 and application covering some forty-eight separate claims was filed on February 26, 2010. This application encompassed the method, system and apparatus of the invention described above.

ITEM 1A. RISK FACTORS.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to our industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors, which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

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

Beginning in the fourth quarter of 2009, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. Each of the U.S. Treasury, the FDIC and the Federal Reserve Board have developed programs and facilities, including, among others, the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program and other efforts designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector. In addition, Congress recently passed the American Recovery and Reinvestment Act of 2009 (the “ARRA”), legislation intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury has recently announced Financial Stability Plan and the U.S. governments recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that ARRA, the Financial Stability Plan or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our securities.

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money.  We had an accumulated deficit as of December 31, 2009 of $17,545,226. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We have been dependent on a small number of major customers to support our prescription and non-prescription diagnostics distribution plan and to refer direct to patient business(assignment of medical benefit) to the company.

In fiscal 2009 our five largest customers accounted for approximately 99% of our net sales, these sales occurring both from direct sales to our customers and the acceptance of benefit for those patients we service directly. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

In February 2010, Mr. Berman contracted the swine flu and after the flu passed Mr. Berman suffered from dehydration and exhaustion, keeping him from accomplishing his operations duties for some five weeks.

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

We do not have the financial resources to litigate actions involving our copyrights or patent applications or for claims of the receipt of defective or expired medical products, or  a drug-counterfeiting claim.

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

Even though we purchase name brand products through our distribution business, from time to time we do receive defective, expired or recalled product from suppliers.  If the entities that we purchase product from fail to replace the defective or damaged product, our only recourse is to withhold payment. These actions could lead to litigation. In addition, pharmaceutical manufacturers have recently taken advantage of prior case law allowing them to prosecute certain distribution activities as drug counterfeiting claims. We do not have the financial resources to litigate these disputes.

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

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  We filed this Form 10-K for the year ended December 31, 2009 late, therefore, two more late filings will result in de-quotation from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

instaCare is authorized to issue up to 1,750,000,000 Shares of common stock.  As of December 31, 2009, there were 76,630,121 of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,170 per month on a month-to-month basis.

On June 7, 2005, we entered into an agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, NJ 07065 for a monthly rental fee of $3,850. These buildings total 4,000 square feet but our right to use is not exclusive.

ITEM 3. LEGAL PROCEEDINGS.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices and networks. Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues.  In addition, the company accrues contingent legal fees and product liability fees. As of December 31, 2009 and December 31, 2008, these accruals totaled $305,500 and $296,700 respectively.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

Cragmont Capital, LLC vs. instaCare Corp. et al.

The Company received a legal complaint on March 27, 2009 in connection with its 2008 transaction with Cragmont Capital, LLC ("Cragmont"). The Cragmont Complaint claims it is entitled to recover the unpaid balance of $75,000 on a Promissory Note allegedly due in February, 2009, plus interest of $2,812.50, and attorneys’ fees. Cragmont has amended its complaint twice, the last amendment to raise issues concerning whether it has a legal right to exercise certain warrants.

The Company has filed a counter-suit against Cragmont and its principals for fraud and for filing a fraudulent Form UCC-1 in the State of Nevada, in violation of the understanding between the parties. The lawsuit also seeks complete rescission of the agreement[s] between the Company and Cragmont.

The written agreement with Cragmont was signed early in March 2008. The Company was fraudulently induced to sign the March 2008 agreement based on Cragmonts’ representations that if the Company would sign that agreement Cragmont would and could obtain for the company substantial investments and/or lines of credit.

The Company terminated its relationship with Cragmont for cause, in May 2008. The Company believes that Cragmont Capital breached its obligations in connection with the promised parallel financing transactions, and instead pursued and continues to pursue other agendas detrimental to the Company, its officers and directors and shareholders. The Company would not have entered into the March 2008 agreement but for the representations of Cragmont concerning the parallel financing transaction [s].

In addition, the company has engaged counsel to investigate whether Cragmont or its principals, or those individuals with knowledge of the transaction engaged in any short-selling or other illegal securities trading activities.

In March 2010, the company rescinded the governing agreement with Cragmont and has returned the $75,000 it received as consideration in the transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) on February 4, 2002. Our common stock currently trades under the symbol ISCR. Our common stock at times has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by through various available sources for the fiscal years 2009 and 2008. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2009		2008
	High	Low	High	Low
1st Quarter	$0.04	$$0.011	$0.37	$0.27
2nd Quarter	$0.06	$0.006	$0.45	$0.17
3rd Quarter	$0.03	$0.009	$0.17	$0.04
4th Quarter	$0.02	$0.007	$0.05	$0.03

(b) Holders of Common Stock

As of December 31, 2009, there were approximately 542 holders of record of our Common Stock and 82,435,641 shares outstanding. As of February 26, 2010, the closing price of our shares of common stock on the OTC:BB was $0.11 per share.

(c) Dividends

During the fiscal years ended December 31, 2009, we accrued Dividends to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”) totaling $178,918. As of December 31, 2009, we have paid $206,086 and accrued $471,310 pursuant to the rights of the Series “C” convertible preferred. During most of this period of time we had no earnings and a stockholders’ deficit and therefore no basis for issuance of a dividend.  However, in order to prevent potential litigation with the purchaser, the Company elected to accrue the mandatory dividend. As of December 31, 2009, pursuant to Nevada statues and the  cessations of MAG’s operations, the Company reversed all previously accrued dividends.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2009, 312,500 shares have been granted and subsequently, 166,250 expired and 146,250 have been exercised under this plan.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2009, 6,302,497 options have been granted under this plan. As of December 31, 2009, all options granted have been exercised.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2009, 882,295 options were granted under this plan and 825,000 expired during 2009 and 57,295 were exercised.

2006 Business Development Stock Option Plan

Effective December 8, 2006, we adopted our “2006” Employee Stock Option Plan” as amended with a maximum number of 15,500,000 shares that may be issued. As of December 31, 2009, 9,999,997 options have been granted under this plan. As of December 31, 2009, all options granted have been exercised.

All of our Stock Option Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future. As of December 31, 2009, 5,752,711 options remain available for issuance.

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

The following table sets forth information as of December 31, 2009 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	—	$—	—

Equity compensation plans not approved by stockholders	4,500,000	$0.055	5,752,711	(1)

Total	4,500,000	$0.055	5,752,711

(1)

Includes 10,003 options remaining for issuance under the 2004 Option Plan, 242,705 options remaining for issuance under the 2005 Option Plan, and 5,500,003 options remaining under the 2006 Option Plan.

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

On November 4, 2009, we issued 1,141 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 4, 2009, we issued 16,700 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 11, 2009, we issued 170,691 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 18, 2009, we issued 60,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 20, 2009, we issued 4,600,500 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection the conversion of 92,010 shares of Series E preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 23, 2009, we issued 4,850,000 shares each of our common stock to three consultants for the exercise of options previously granted pursuant to the terms of our incentive stock option plans. The proceeds from the exercise of these options totaled $266,500. The shares were registered in a Registration Statement on Form S-8POS.

On November 23, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On November 23, 2009, we issued 2,990,000 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection the conversion of 59,800 shares of Series E preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 7, 2009, we issued 1,250,000 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection the conversion of 25,000 shares of Series E preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 14, 2009, we issued 4,100 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 8, 2009, we issued 720,000 shares of our Series E Preferred Stock to Centurion Credit Resources as collateral in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuances subsequent to year end

On January 4, 2010, we issued 22,118 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 12, 2010, we issued 4,500,000 shares each of our common stock to three consultants, who had provided M&A services to the company, for the exercise of options previously granted pursuant to the terms of our incentive stock option plans. The proceeds from the exercise of these options totaled $247,500. The shares were registered in a Registration Statement on Form S-8POS filed on December 18, 2009.

On January 20, 2010, we issued 1,250,000 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection the conversion of 25,000 shares of Series E preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On February 8, 2010, we issued 8,402 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On February 8, 2010, we issued 25,000 shares each of our common stock to a consultant for the exercise of options previously granted pursuant to the terms of our incentive stock option plans. The shares were registered in a Registration Statement on Form S-8POS filed on December 18, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2009 or 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

We are a publicly traded distributor of life-saving and life-enhancing prescription and non-prescription diagnostics to several channels in the healthcare industry, a developer of patent-pending technologies for e-health and EMR applications that we employ to leverage and add value to our prescription and non-prescription diagnostics business, and a technology provider to the lodging industry.  We have recently added modules to our medical and EMR applications that allow for the management of medical products distribution and reporting management.  We are in the initial stages of marketing these new modules under the trade name Decision IT.

Our proprietary MD@Work, MD@Hand and MD@Practice-Probe technologies manage critical data, enhance productivity and e-commerce, and facilitate communication with applications in the healthcare, medical distribution and hotel/motel markets and industries. We have recently focused our business attention towards providing prescription drugs and medical diagnostics through several medical distribution channels. In March 2010, the Board of Directors authorized the sale of our Residenceware technologies and customer list.

All of our business is transacted in the United States. We do not sell or ship for export.

During the next 12 months, we plan to continue to focus our efforts on the following primary businesses:

•

Providing medical communication devices based on networks of personal digital assistants (smart cell phone). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers;

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

•

Providing medical communication devices based on networks of personal digital assistants (smart cell phone) and desktop computers with software that manages decision, control, audit and fulfillment for the medical products distribution markets. These products are believed to provide benefits of on demand medical information to medical products manufacturers as part of their financial management of distribution contracts;

•

The distribution and fulfillment of prescriptions for ethical pharmaceuticals primarily aimed at the indigent and uninsured sectors of the greater medical service markets. Our first market focus for these products will be those state Medicaid and Federally chartered clinics (and initiatives) where funding for pharmaceutical fulfillment enterprises exists;

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. Our experiences point to a business that displays certain seasonal trends.  In each of the last three operating years,  our order intake was concentrated in the first five months of the calendar year and to an identifiable but lesser degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.

Results of Operations for the years ended December 31, 2009 and 2008 compared.

The following tables summarize selected items from the statement of operations for the years ended December 31, 2009 compared to 2008.

INCOME:

	For the Year Ended December 31,		Increase (Decrease)
	2009	2008	$	%

Revenue	$19,607,230	$14,953,356	$4,653,874	31%
Cost of Sales	18,027,559	13,474,843	4,552,716	34%

Gross Profit	1,579,671	1,478,513	101,158	7%

Gross Profit Percentage of Sales	8%	10%		(2%)

Revenue

Our revenue for the fiscal year ended December 31, 2009 was $19,607,230 compared to revenue of $14,953,356 in the fiscal year ended December 31, 2008. This resulted in an increase in revenue of $4,653,874 or 31%, from the same period a year ago. The increase in revenue over the fiscal year ended December 31, 2008 was a result of our market focus towards the direct sale of diabetic test strips into several prescription drug channels and our efforts to increase our gross profit margin.

Cost of sales / Gross profit percentage of sales

Our cost of sales for the fiscal year ended December 31, 2009 was $18,027,559, an increase of $4,552,716, or 34% from $13,474,843 for the fiscal year ended December 31, 2008. The increase in the cost of sales in the current period was a direct result of our increased sales during the year and an increase in direct to patient market sales.

Gross profit as a percentage of sales decreased from 10% for the fiscal year ended December 31, 2008 to 8% for the fiscal year ended December 31, 2009. The increase in gross profit margin was caused by a change in our product mix whereby we increased our sales levels direct to patient markets verses resale markets, which historically have a lower profit margin.

EXPENSES:

	For the Year Ended December 31,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative expenses	$296,927	$258,937	$37,990	15%
Consulting services	116,927	159,956	(43,029)	(27%)
Payroll expense	166,549	279,155	(112,606)	(40%)
Professional fees	81,262	85,871	(4,609)	(5%)
Depreciation	-	36,250	(36,250)	-
Total expenses	661,665	820,169	(158,504)	(19%)

Net operating income	918,006	658,344	259,662	39%

Other income (expense):
Financing costs	(407,269)	(245,813)	(161,456)	66%
Interest expense	(172,248)	(224,758)	52,510	(23%)
Contingencies	(105,000)	-	(105,000)	-
Debt relief	1,450,867	-	1,450,867	-
Total other income (expense)	766,350	(470,571)	1,236,921	(263%)
Net income	$1,684,356	$187,773	$1,496,583	797%

General and Administrative Expenses

General and administrative expenses for the fiscal year ended December 31, 2009 were $296,927, an increase of $37,990, or 15%, from $258,937 for the fiscal year ended December 31, 2008. The decrease in general and administrative expenses was due to our concerted efforts to reduce overhead while continuing to increase sales revenue.

Consulting Services

Consulting services for the fiscal year ended December 31, 2009 were $116,927, a decrease of $43,029, or 27%, from $159,956 for the fiscal year ended December 31, 2008. The decrease in consulting services was due to our decreased utilization of outside consultants.

Payroll expense

Payroll expenses for the fiscal year ended December 31, 2009 were $166,549, a decrease of $112,606, or 40%, from $279,155 for the fiscal year ended December 31, 2008. The decrease was due to the elimination full time employees who were replaced be regional part-time and at-will specialists.

Professional Fees

Professional fees for the fiscal year ended December 31, 2009 were $81,262, a decrease of $4,609, or 5%, from $85,871 for the fiscal year ended December 31, 2006. The minimal decrease in professional fees was as expected.

Depreciation

Depreciation for the fiscal year ended December 31, 2009 was $0, a decrease of $36,250. for the fiscal year ended December 31, 2008. The decrease in depreciation is the expected result of assets reaching their expected useful lives.

Total Expenses

Total expenses for the fiscal year ended December 31, 2009 were $661,665, a decrease of $158,504, or 19%, from $820,169 for the fiscal year ended December 31, 2008. The decrease in total expenses was primarily due to a reduction in payroll costs, which are attributable to the change in employment status for previous full-time employees to part-time.

Net Operating Income

Net operating income for the fiscal year ended December 31, 2009 was $918,006, versus a net operating income of $658,344 for the fiscal year ended December 31, 2008, a change of $259,662. The generation of net operating income for the year-ended December 31, 2009 was primarily attributable to the decrease in overall expenses and increased sales activity during the year ended December 31, 2009.

Financing Costs

Financing costs for the fiscal year ended December 31, 2009 were $407,269, an increase of $161,456, or 66%, from $245,813 for the fiscal year ended December 31, 2008. During the year ended December 31, 2009, we paid significantly more financing costs associated with our credit facilities due to the increased number of advances necessary to meet sales demands.

Interest Expense

Interest expense for the fiscal year ended December 31, 2009 was $172,248, a decrease of $52,510, or 23%, from $224,758 for the fiscal year ended December 31, 2008. The decrease in interest expense was the result of the debt relief of $1,450,867 resulting from the disintegration of two of our former creditors.

Net Income

Net income for the fiscal year ended December 31, 2009 was $1,684,356 compared to $187,773 for the fiscal year ended December 31, 2008. The significant change is in whole the result of our reported debt relief of $1,450,867. When consideration of the debt relief is omitted, our net income was $233,489 or an increase of $45,716 for the fiscal year ended.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2009 compared to December 31, 2008.

	December 31,	December 31,	Increase / (Decrease)
	2009	2008	$	%

Current Assets	$4,302,987	$2,856,791	$1,446,196	51%

Current Liabilities	$2,731,878	$4,190,141	$(1,458,263)	(35%)

Working Capital (deficit)	$1,571,109	$(1,333,350)	$2,904,459	2,178%

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC, later known as MAG Capital, LLC (“MAG”). Under the terms of the agreements, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. However, prior to the expiration of the warrants MAG ordered the company to transfer the warrants originally issued to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. To MAG Capital, LLC.

Through June 30, 2008, MAG had converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.  Subsequently MAG attempted to convert shares without seeking the company’s concurrence, a breach of the agreements.  On several occasions, MAG succeeded. In addition, MAG pre-sold shares that would have resulted from conversions, a breach of the anti-shorting provisions of the agreements.  On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands (“Receiver” or “Liquidator”) informing the company that the Monarch Pointe Fund, Ltd (“Monarch”) had lapsed into receivership and/or liquidation. The company was advised to cease all communications with  MAG Capital, LLC.  Beginning in late 2009 we have received and exchanged additional letters regarding this liquidation. Subsequently the company has learned that Mercator Momentum Fund, LP had also lapsed into receivership and liquidation.

Pinnacle Investment Partners, LP Promissory Note

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum.  On February 10, 2005, we entered into a note extension agreement whereby Pinnacle agreed to advance an additional $400,000 and extend the maturity until April 24, 2006. On July 1, 2006, we entered into a second extension of the note, which matured on December 24, 2006. We are accruing interest at a default rate of 12% per annum. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock, which can be sold by the lender as a means to repay the balance due. As of December 31, 2009, Pinnacle has sold 924,948 escrow shares valued at $406,215, which has been applied to accrued interest and the principal balance of the note.

Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.” On September 23, 2009 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated until at least August 2011.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of December 31, 2009, the remaining principal balance was $130,000.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000.  The loan is for 120 days.  On October 17, 2006, we renewed the note.  On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007.  The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share.  We renewed Mr. Knapp’s conversion option on January 17, 2007.  We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2009.  Mr. Knapp exercised his option on March 30, 2007. In March 2010, Mr. Knapp elected to convert his note to 2,900,000 common stock shares.

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. This credit facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We drew down on this credit line for the first time on November 30, 2007. As of December 31, 2009, we have draw down $13,527,068 and repaid $12,460,514.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  As of September 30, 2008, we have received $75,000. The loan is for one year, maturing on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further, we have agreed to issues 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. During the year ended December 31, 2008, we terminated our relationship with Cragmont. We are currently in litigation with Cragmont.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business in 2009 and anticipated growth for 2009 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue, which often are delayed because of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2009, our cash balance was $111,208. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expand operational activities, we may continue, from time to time,  to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.  .  It was not until the company entered into the agreement with Centurion Credit Resources, LLC that the company could fill orders for patients and customers on a continuous basis. Until the Centurion credit line was put in place, we managed to keep a small portion of our distribution activities going when our limited resources allowed us.

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

We do not anticipate the purchase or sale of any plant or significant equipment; as such, items are not required by us at this time.

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

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

instaCare Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of instaCare Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InstaCare Corp as of December 31, 2009 and 2008 and the consolidated results of its operations, shareholders’ equity, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Beckstead & Watts, LLP

April 7, 2009

instaCare Corp.

Consolidated Balance Sheet

	December 31,
	2009	2008
Assets
Current assets:
Cash	$239,302	$111,208
Accounts receivable	3,612,647	2,056,606
Inventory	-	677,961
Prepaid expenses	451,038	11,016
Total current assets	4,302,987	2,856,791

Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
	234,895	234,895
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-

Other assets:
Deposits	-	3,412
Amortizable loan fees	21,250	10,421
Total other assets	13,833	13,833

	$4,324,237	$2,870,624

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$81,182	$37,105
Accrued liabilities	83,191	321,506
Accrued interest	307,147	606,537
Notes payable and short term debt (Note 5)	2,260,358	3,223,213
Demand note - related party	-	1,780
Total current liabilities	2,731,878	4,190,141

Contingencies (Note 10)	305,500	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 3,249,000 shares authorized, no shares and 207,526 issued and outstanding as of December 31, 2009 and 2008, respectively	-	207
Preferred series “A stock, $0.001 par value, 750,000 shares authorized, no shares outstanding as of December 31, 2009 and 2008, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, No shares and 17,860 outstanding as of December 31, 2009 and 2008, respectively	-	18
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued and outstanding as of December 31, 2009 and 2008, respectively		-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 932,416 and 66,910 shares issued and outstanding as of December 31, 2009 and 2008, respectively	932	67
Common stock, $0.001 par value, 1,750,000,000 shares authorized 76,652,239 and 39,962,071 shares issued and outstanding as of December 31, 2009 and 2008, respectively	76,653	46,845
Shares of common stock authorized and un-issued, no shares and 2,046,000	-	2,046
Additional paid-in capital	18,754,500	17,860,882
Dividends payable	-	471,310
Accumulated (deficit)	(17,545,226)	(19,700,892)
Total Stockholders’ equity (deficit)	1,286,859	(1,319,517)

Total liabilities and stockholders’ equity	$4,324,237	$2,870,624

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

Revenue	$19,607,230	$14,953,356
Cost of sales	18,027,559	13,474,843

Gross profit	1,579,671	1,478,513

Expenses:
General and administrative expenses	296,927	258,937
Consulting services	116,927	159,956
Payroll expense	166,549	279,155
Professional fees	81,262	85,871
Depreciation	-	36,250
Total expenses	661,665	820,169

Net operating income	918,006	658,344)

Other income (expense):
Financing costs	(407,269)	(245,813)
Interest expense, net	(172,248)	(224,758)
Debt relief	1,450,867	-
Contingent expenses	(105,000)	-
Total other income (expense)	766,350	(470,571)

Net income	$1,684,356	$187,773

Weighted average number of Common shares outstanding – basic and fully diluted	57,082,546	40,115,682

Net income (loss) per share – basic and fully diluted	$0.03	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Dividend Payable	Accumulated (Deficit)	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	225,386	$227	29,200,026	$29,200	$17,459,200	$3,700	$-	$(105,000)	$292,392	$(19,709,747)	$(2,030,030)

Shares previously authorized	-	-	3,700,294	3,700	-	(3,700)	-	-	-	-	-
Warrants issued for services	-	-	-	-	12,853	-	-	-	-	-	12,853
Shares issued for services	-	-	8,416,775	8,418	138,536	-	-	-	-	-	146,954
Shares issued for financing	66,940	67	5,287,403	5,287	183,232	2,046	-	-	-	-	190,932
Warrants issued for financing	-	-	-	-	62,501	-	-	-	-	-	62,501
Shares issued for licensing	-	-	240,000	240	4,560	-	-	-	-	-	4,800
Amortization of prepaid compensation	-	-	-	-	-	-	-	105,000	-	-	105,000
Dividend payable	-	-	-	-	-	-	-	-	178,918	(178,918)	-
Net income	-	-	-	-	-	-	-	-	-	187,773	187,773
Balance, December 31, 2008	292,326	$294	46,844,498	$46,845	$17,860,880	$2,046	$-	$-	$471,310	$(19,700,892)	$(1,319,517)

Shares previously authorized	-	-	-	-	2,046	(2,046)	-	-	-	-	-
Options issued for services	-	-	-	-	92,225	-	(46,113)	-	-	-	46,112
Shares issued for services	-	-	13,810,000	13,810	119,790	-	-	-	-	-	133,600
Shares issued for financing	276,600	276	1,562,241	1,562	390,759	-	-	-	-	-	392,597
Shares issued for renewal	60,000	60	-	-	25,440	-	(21,250)	-	-	-	4,250
Options exercised for cash	-	-	4,850,000	4,850	261,650	-	-	-	-	-	266,500
Conversion of preferred Series “E” stock	(191,710)	(192)	9,585,500	9,586	(9,393)	-	-	-	-	-	-
Cancellation of preferred	(225,000)	(225)	-	-	225	-	-	-			-
Series “E” Escrow	720,000	720	-	-	(720)	-	-	-	-	-	-
Cancellation of dividends	-	-	-	-	-	-	-	-	(471,310)	471,310	-
Related party debt cancellation	-	-	-	-	11,598						11,598
Net income	-	-	-	-	-	-	-	-	-	1,684,356	1,684,356

Balance, December 31, 2009	932,416	$933	76,652,239	$76,653	$18,754,500	$-	$(67,363)	$-	$-	$(17,545,226)	$1,219,496

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$1,684,356	$187,773
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	133,600	150,653
Shares issued for license fees		800
Shares issued for financing	392,597	253,434
Options and warrants issued for services	46,112	12,853
Amortization of options issued for services	-	105,000
Amortization of financing fees	14,671	-
Depreciation	-	36,250
Debt forgiveness	(1,450,867)	-
Contingent liabilities	105,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,556,042)	(1,387,565)
Inventory	677,961	(581,511)
Prepaid expenses	(393,909)	(7,200)
Other assets	3,412	(10,421)
Accounts payable	44,078	(83,002)
Accrued interest	153,606	193,700
Accrued expenses	(37,815)	122,241
Net cash (used) by operating activities	(183,240)	(1,006,995)
Cash flows from financing activities
Proceeds from line of credit	17,057,213	13,527,068
Payments on line of credit	(16,997,245)	(12,460,513)
Proceeds from note payable - related party	-	1,500
Payments on notes payable	(15,134)	(29,205
Issuance of common stock	266,500	-
Net cash provided by financing activities	311,334	1,113,850
Net increase in cash	128,094	106,855
Cash – beginning	111,208	4,353
Cash – ending	$239,302	$111,208

Supplemental disclosures:
Interest paid	$13,464	$19,582
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for services	$133,600	$150,653
Options and warrants issued for services	$46,112	$12,853
Shares issued for financing	$392,597	$253,434

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

On January 4, 2005, we commenced prescription drug distribution, which are, currently being conducted through PDA Services, Inc. and is in the process of establishing facility in Hope, North Dakota. Specializing in rapid delivery of prescription drugs and diagnostic products, we are in the final stages of augmenting its prescription drug and prescription diagnostics distribution business by creating a nationwide network over the internet. We have also created a fully integrated prescription fulfillment program through which physicians can directly submit prescriptions using a hand-held device, tablet PC, or smart cell phone that is enabled through a Wi-Fi link to the Internet.

Since 2005, we have established five fulfillment centers to service primarily diabetic patients in the states of New Jersey, New York, Arizona and Maryland.

Through the acquisition of CareGen, we acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies and are currently developing our distribution platform.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. We place our temporary cash investments with quality financial institutions. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. We do not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2009 and 2008.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2009 and 2008, inventory was $0 and $677,961 respectively.

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

Consolidation policy

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary corporations, after elimination of all material inter-company accounts, transactions, and profits. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2009 and 2008, we did not have non-marketable investments.

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

Advertising costs

We expense all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2009 and 2008, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. As of December 31, 2009 and 2008, we have accrued contingent legal fees and product liability fees totaling $305,500 and $296,700 respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

We reviews our long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. We did not recognize impairment losses during the years ended December 31, 2009 and 2008.

Earnings per share

Earnings per share is provided in accordance with ASC Topic 260 “Earnings Per Share”(as amended). Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible into common stock for an additional 9,133,340 common shares; all preferred stock converted into common stock for an additional 46,610,800 common shares; and all convertible debt converted into common stock for an additional 36,317,200 common shares.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, "Accounting for Income Taxes” (as amended). Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We classify tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred. See Note 6.

Concentrations

In 2009, five customers of the Company accounted for approximately 99% of our net sales compared to 96% of total sales being attributable to four major customers in 2008. Since January 1, 2006 the company’s operations require maintaining strategic relationships with its customers whereby the Company delivers product and services directly to the patient base that underlies these strategic relationships, accepting assignment of insurance benefit through its Colonia Natural Pharmacy strategic partnership for the billing and future servicing of these patients. The Company also maintains relationships with the entities where the patients reside. As of December 31, 2009 and 2008, we obtained the majority of its pharmaceutical products from five and three major suppliers, respectively. There can be no assurance that our major customers will continue to purchase products. The loss of our largest customers or a decrease in product sales would have a material adverse effect on our business and financial condition.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentation.

New Accounting Standards Adopted During the Year Ended December 31, 2009

In December 2009, the FASB issued ASU 2009-17 for Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC topic 810.  The Board's objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of Certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On October 31, 2009, the Company adopted FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on November 1, 2010. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2009. The Company does not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Company’s financial statements.

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on February 1, 2010. The adoption of these changes is not expected to have an impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective for the Company on February 1, 2010. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of this accounting pronouncement.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the fourth quarter of 2009.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company’s consolidated financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on the Company’s financial statements, as we did not elect the fair value option for any of the Company’s financial assets or liabilities.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on the Company’s financial statements. However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to the hierarchy of generally accepted accounting principles. These changes identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity’s own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

On February 1, 2009, the Company adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to employers’ disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on the Company’s financial statements.

New Accounting Standards Updates (“ASU’s”)

March 2010

Update No. 2010-11—Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This Update provides amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives, as follows: 1) Subtopic 815-15 is amended to clarify the scope exception under paragraphs 815-15-15-8 through 15-9 for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting. 2) The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to the application of Section 815-15-25. Thus, only the embedded credit derivative feature between the financial instruments created by subordination is not subject to the application of Section 815-15-25 and should not be analyzed under that Section for potential bifurcation from the host contract and separate accounting as a derivative. 3) Other embedded credit derivative features, including those in some collateralized debt obligations and synthetic collateralized debt obligations, are considered embedded derivatives subject to the application of Section 815-15-25, provided that the overall contract is not a derivative in its entirety under Section 815-10-15. 4) The economic characteristics and risks of an embedded credit derivative feature that is in a beneficial interest in a securitized financial asset and that exposes the holder of an interest in a tranche of that securitized financial instrument to the possibility (however remote) of being required to make potential future payments (not merely receive reduced cash inflows) should be considered to be not clearly and closely related to the economic characteristics and risks of the host contract and thus to meet the criterion in paragraph 815-15-25-1(a). 5) In initially adopting the amendments in this Update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset; that is, the entity may irrevocably elect to measure that investment in its entirety at fair value (with changes in fair value recognized in earnings). The election of the fair value option should be determined on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption. An entity must ensure that an impairment analysis of the investment has been performed before the initial adoption of the amendments in this Update.

February 2010

Update No. 2010-10—Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity's interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.

The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker's or service provider's fee is a variable interest are modified to clarify the Board's intention that a quantitative calculation should not be the sole basis for this evaluation.

Update No. 2010-09—Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. Those amendments remove potential conflicts with the SEC's literature. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

January 2010

Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 157, Fair Value Measurements, is issued to provide updated guidance on disclosures of fair value measurements and increased financial reporting transparency.  This Update provides amendments to Subtopic 820-10 that requires new disclosures to the following: 1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

Update No. 2010-05 Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, with the addition of paragraph 718-10-S99-2.

Update No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification The objective of this Update is to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification ™, originally issued as FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

Previous year financial information has been presented to conform to current year financial statement presentation.

Year-end

The Company has adopted December 31 as its fiscal year end.

Note 2 – Going concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of distributions platforms through which our products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if required, will be available. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Inventory

Inventory consisted of diabetic test strips and other related products valued at $-0- and $677,961 at December 31, 2009 and 2008, respectively.

Note 4 – Fixed assets

Fixed assets consisted of the following at December 31:

	2009	2008
Furniture and fixtures	$2,530	$2,530
Computers and equipment	232,365	232,365
Subtotal	234,895	234,895
Less accumulated depreciation	(234,895)	(198,645)
Total fixed assets, net	$-0-	$36,250

Depreciation expense totaled $-0- and $36,250 for the years ended December 31, 2009 and 2008, respectively.

Note 5 – Notes payable and related parties

Notes payable consisted of the following as of December 31:

	2009	2008

a) Demand note from a related party, bearing interest at 9.5%	$-	$1,780

b) Promissory note, bearing interest at 9.5% per annum, Matured August 25, 2006.	-	87,309

c) Convertible promissory note, bearing interest at 12% per annum, matured December 24, 2006.	-	920,379

d) Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	170,000	170,000

e) Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	130,000

f) Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007.	200,000	200,000

g) Promissory note, bearing interest at 18% per annum, Maturing March 31, 2009.	75,000	75,000

h) Promissory note, bearing interest at 9% Per annum, maturing June 20, 2010	91,792	106,926

i) Line of credit, with interest being paid in shares equal to 5% of each advance.	1,593,566	1,533,599

Total notes payable	2,260,358	3,224,993

Less: Current portion	2,260,358	3,224,993

Total long term notes payable	$-0-	$-0-

a)

We have received cash advances from our principal executive officer for operational expenses on various occasions. The advances are due on demand and accrued interest at a rate of 9.5%. At December 31, 2009, we owed the executive a principal sum of $1,830 and accrued interest of $9,767. At year-end, our executive officer elected to forgive all amounts owed to him. As of December 31, 2009, $11,597 was recorded as additional paid-in capital.

b)

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC, later changed to MAG Capital, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Through June 30, 2008, MAG had converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.  Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. However, prior to the expiration of the warrants MAG ordered the company to transfer the warrants originally issued to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. to MAG Capital, LLC., in breach of the agreements.   On October 8, 2008, the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership and/or liquidation. The company was advised to cease all communications with Monarch Pointe Fund, Ltd. and MAG. Subsequently we were informed that Mercater Momentum Fund, LP lapsed into receivership and liquidation.  As a result of these events, we have recorded debt relief of $87,309 due to MAG’s ceased operations and prior to that a two-year lack of confirmation as well as the agreements breaches involving forced conversion and pre-selling of shares not yet issued. We have further cancelled all Series “C” preferred share previously issued. The company remains in communication with the liquidator for Monarch Pointe Fund, Ltd.

c)

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum, which matured on December 24, 2006. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock, which can be sold by the lender as a means to repay the balance due. As of December 31, 2009, Pinnacle has sold 924,948 escrow shares valued at $406,215, which has been applied to accrued interest and the principal balance of the note.  Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after having been advised by the fund management to “stand still.” On September 23, 2009 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other has been incarcerated for an undetermined amount of time. Given the aforementioned facts and circumstances, during the year now ended, we have recorded additional debt forgiveness in the amount of $920,379.

d)

In December 2005, we entered into four convertible promissory notes with a principal sum of $170,000. Pursuant to these notes, we agreed to pay IJ Wertz the principal balance plus accrued interest at an annual rate of 15% maturing in one year from the date of issuance. These notes are currently in default. As of December 31, 2009, we have recorded accrued interest of $104,438.

e)

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of December 31, 2009, the remaining principal balance was $130,000 and accrued interest totaled $64,083.

f)

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000.  The loan is for 120 days. On October 17, 2006, we renewed the note.  On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007.  The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share.  We renewed Mr. Knapp’s conversion option on January 17, 2007. In addition, we issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2009.  Mr. Knapp exercised his option on March 30, 2007. As of December 31, 2009, the principal amount owed was $200,000 and accrued interest totaled $126,000. On March 9, 2010 Mr. Knapp requested conversion of his note and the company and Knapp have agreed to issue 2,900,000 shares as part of an overall settlement which will retire of all principal and accrued interest in that note. The company will account for this settlement and conversion in the period ending March 31, 2010.

g)

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000.  As of September 30, 2008, we have received $75,000. The loan is for one year, maturing on February 28, 2009.  The total amount owing pursuant to the agreement, is convertible at the option of the lender, at a strike price equal to $0.015 per share. Further, we have agreed to issues 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. During the year ended December 31, 2008, we terminated our relationship with Cragmont. We are currently in litigation with Cragmont.

h)

On June 20, 2007, we entered into a promissory not with Invacare for the principal amount of $160,385., bearing interest at a rate of 9% per annum and maturing on June10, 2010. Pursuant to the terms of the note, we are required to make monthly principal and interest payments of $5,100. As of December 31, 2009 the remaining principal balance was $91,792 with accrued interest of $1,376.

i)

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility geared specifically to our business. On November 10, 2009, we renewed our line of credit for an additional one-year term with Centurion through an “Amended and Restated Promissory Note”. Pursuant to the renewal terms, Centurion has increased our line of credit from $1,000,000 to $2,000,000 with periodic limited increases of $250,000 to a maximum of $2,500,000. Further, pursuant to the terms of the agreement, we agreed to issue 60,000 shares of our preferred Series “E” stock as a renewal fee valued at $25,500. In addition, the terms of the loan agreement require us to issue 720,000 shares of our preferred Series “E” We drew down on this credit line for the first time on November 30, 2007. As of December 31, 2009, we have drawn down $17,057,213 and repaid $16,997,245.  We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

We have recorded interest expense totaling $172,248 and $224,758 during the years ended December 31, 2009 and 2008, respectively.

Note 6 – Income taxes

For the year ended December 31, 2009, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009, the Company had approximately $17,545,226 of federal and state net operating losses. The net operating loss carry forwards, if not utilized will begin to expire in 2017-2022.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Net income	$1,684,356	$187,773
Stock, options and warrants issued for service and financing	643,922	522,740
Taxable income	2,328,278	710,513
Net operating loss carry forwards	$17,545,226	$19,525,306
Total deferred tax assets	15,216,948	18,814,793
Income tax rate	35%	35%
	5,325,932	6,585,178
Less: Valuation allowance	(5,325,932)	(6,858,178)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss since inception. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year ended December 31,
	2009	2008
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%
	-	-

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

Series E convertible preferred stock

Holders of series “E”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “E” convertible preferred stock may be converted, the number of shares into which one share of Series “E” Preferred Stock shall be convertible into common stock shares shall be 50.  Series  “E” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “E” convertible stock shall not be entitled to a mandatory monthly dividend. Series “E” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

2008 Issuances

Preferred

During the year ended December 31, 2008, we issued 66,940 shares of our preferred series “E” stock to Centurion Credit Resources, LLC pursuant to our financing agreement. These shares represent a 5% financing fee for each advance received during each of the year ended December 31, 2008. The fair value of the shares is $253,434, and has been recorded as financing fees.

Common

On January 2, 2008, we issued 3,700,294 shares of common stock previously authorized.

During the year ended December 31, 2008, we issued 6,313,123 shares of our common stock to Centurion Credit Resources, LLC pursuant to our financing agreement. These shares represent a 5% financing fee for each advance received during the year ended December 31, 2008.

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

On May 7, 2008, we issued 20,000 shares of our common stock to an individual for consulting fees valued at $400, the fair value of the shares issued.

During the year ended December 31, 2008, we issued 6,950,000 shares of our common stock in lieu of compensation to employees and officers of the Company for services received. We have record payroll expense in the amount of $118,500, the fair value of the shares issued.

2009 Issuances

Preferred

During the year ended December 31, 2009, we have issued 276,600 shares of our preferred Series “E’ stock to Centurion Credit Resources as financing fees in connection with our line of credit. Each share of our preferred series “E’ is convertible into 50 shares of $0.001 par value common stock. We have recorded financing fees in the amount of $352,665 in connection with these issuances. Throughout the year, Centurion has elected to convert 191,710 shares of their preferred series “E” into 9,585,500 shares of common stock.

On November 10, 2009, we entered into an “Amended and Restated Promissory Note” with Centurion Credit Resources, LLC (“Centurion”). Pursuant to the amended agreement, we issued 60,000 shares of our Series “E” preferred stock as a renewal fee. The fair value of the issuance totaled $25,500 to be amortized over the renewal period of one-year. As of December 31, 2009, we have recorded $4,250 in financing fees and have a remaining unamortized balance of $21,250.

On December 4, 2009, we entered into an “Escrow Agreement” pursuant to the aforementioned “Amended and Restated Promissory Note” whereby agreeing to issue an additional 720,000 shares of our preferred Series “E” stock to be held in escrow for the benefit of Centurion as collateral against the aforementioned line of credit. As of December 31, 2009, we have recorded $720, the par value of the shares held in escrow, as additional paid-in capital.

Common

We have issued 6,000,000 shares of our common stock to each of our two officers and directors as compensation for services provided to the Company during the year ended December 31, 2009. We have record payroll expenses in the amount of $115,500, representing the fair value of each grant.

During the year ended December 31, 2009, we have issued a total of 1,810,000 shares of our common stock to various consultants for services rendered to the Company. The fair value of the services received was $18,100 and has been recorded as consulting fees.

On April 20, 2009, we issued 1,750,000 to a service provider as payment against outstanding invoices totaling $17,500.

During the year ended December 31, 2009, we have authorized the issuance of 1,562,241 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $39,837 and has been recorded as financing costs.

Note 8 – Options

2003 Stock Option Plan

Effective January 1, 2003, we adopted the “2003” Stock Option Plan, as amended, with a maximum number of 312,500 shares that may be issued. As of December 31, 2009, 312,500 options have been granted, with 146,250 being exercised under this plan and 166,250 expiring.

During the year ended December 31, 2009, we issued options to purchase up to 109,375 shares of par value common stock at a weighted average exercise price of $0.055 per share for consulting services received. We recorded an expense in the amount of $930 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2009, all options were exercised in exchange for cash in the amount of $6,016.

The following is a summary of activity of outstanding stock options under the 2003 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2008	-	$-

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2008	-	$-

Balance, January 1, 2009	-	$-

Options granted	109,375	0.055
Options cancelled	-	-
Options exercised	109,375	0.055

Balance, December 31, 2009	-	$-

Exercisable, December 31, 2009	-	$-

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2009, 6,302,497 options have been granted, and exercised under this plan.

During the year ended December 31, 2009, we issued options to purchase up to 3,324,200 shares of par value common stock at a weighted average exercise price of $0.055 per share for various consulting services received. We recorded an expense in the amount of $28,256 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2009, all options were exercised in exchange for cash in the amount of $182,831.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2008	-	$-

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2008	-	$-

Balance, January 1, 2009	-	$-

Options granted	3,324,200	0.055
Options cancelled	-	-
Options exercised	3,324,200	0.055

Balance, December 31, 2009	-	$-

Exercisable, December 31, 2009	-	$-

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2009, 882,295 shares have been granted under this plan.

During the year ended December 31, 2009, we issued options to purchase up to 57,295 shares of par value common stock at a weighted average exercise price of $0.055 per share for various consulting services received. We recorded an expense in the amount of $487 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2009, all options were exercised in exchange for cash in the amount of $3,151.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2008	-	$-

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2008	-	$-

Balance, January 1, 2009	-	$-

Options granted	57,295	0.055
Options cancelled	-	-
Options exercised	57,295	0.055

Balance, December 31, 2009	-	$-

Exercisable, December 31, 2009	-	$-

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan and subsequently on December 18, 2009, we authorized an additional increase of 10,000,000 shares to the plan for a total plan allocation of 15,500,000 shares. As of December 31, 2009, 9,999,997 options were granted and exercised under this plan.

During the year ended December 31, 2009, we issued options to purchase up to 5,859,130 shares of par value common stock at a weighted average exercise price of $0.055 per share for various consulting services received. We recorded an expense in the amount of $49,803 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2009, 1,359,130 options were exercised in exchange for cash in the amount of $74,502 and 4,500,000 remained unexercised.

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2008	-	$-

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, December 31, 2008	-	$-

Balance, January 1, 2009	-	$-

Options granted	5,859,130	0.055
Options cancelled	-	-
Options exercised	1,359,130	0.055

Balance, December 31, 2009	4,500,000	$0.055
Exercisable, December 31, 2009	4,500,000	$0.055

Note 9 – Warrants

During the year ended December 31, 2007, we issued warrants to purchase up to 1,233,340 shares of par value common stock at a weighted average exercise price of $0.06 per share for various services. We recorded an expense in the amount of $37,620 the fair value of the warrants using the Black-Scholes pricing model.

On February 7, 2008, 1,293,750 warrants issued to Mercator Momentum Fund, LP (“Mercator”) and Monarch Pointe Fund Ltd. (“Monarch”) and Pylon Management expired. Prior to their expiration, MAG Capital, LLC, the holders of the warrant documents transferred these warrants from Mercator and Monarch to MAG Capital itself.

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

On March 1, 2008, we issued a warrant to purchase 7,500,000 shares of our common stock with an exercise price of $0.03 pursuant to of loan agreement. The fair market value of the warrants based on the Black-Scholes model is $62,501 using the following assumptions:  Strike Price $0.003; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%.  As of September 30, 2008, we have recorded financing expense in the amount of $5,208 and amortizable loan fees of $57,293 to be amortized over the one-year term of the note. As of December 31, 2009, the unamortized amount of $10,421 has been expensed as financing costs.

The following is a summary of activity of outstanding warrants as of December 31, 2009:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2008	2,662,090	$1.03

Warrants granted	7,900,000	0.03
Warrants cancelled	(1,378,750)	1.92
Warrants exercised	-	-

Balance, December 31, 2008	9,183,340	$0.05

Balance, January 1, 2009	9,183,340	$0.05

Warrants granted	-	-
Warrants cancelled	(50,000)	0.32
Warrants exercised	-	-

Balance, December 31, 2009	9,133,340	$0.04

Exercisable, December 31, 2009	9,133,340	$0.04

Note 10 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,170 per month on a month-to-month basis.

On June 7, 2005, we entered into an agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway,

Rent expense amounted to $81,710 and $72,860 for the years ended December 31, 2009 and 2008, respectively.

Contingencies

Given the nature and liability of our industry, we periodically review our litigation contingencies that may result from damaged product, product liability and the related legal fees. As of December 31, 2009, we accrued $305,500 for these contingencies.

Note 11 – Subsequent events

Subsequent to year, we issued 30,520 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit.

On January 12, 2010, we issued 4,500,000 shares each of our common stock for the exercise of options previously granted pursuant to the terms of our incentive stock option plans. The proceeds from the exercise of these options totaled $247,500.

On January 20, 2010, we issued 1,250,000 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection the conversion of 25,000 shares of Series E preferred stock.

On February 8, 2010, we issued 25,000 shares each of our common stock to a consultant for services performed to the Company.

In accordance with ASC 855, management evaluated all activity of the Company through April 9, 2010 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 4, 2009, we dismissed Weaver & Martin, LLC as our independent auditor.  On May 5, 2009, we engaged Beckstead & Watts, LLP, as their independent accountants for the year ended December 31, 2009. This is a change in accountants recommended and approved by our Executive Management and our Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Beckstead & Watts, LLP, we did not nor did anyone engaged on our behalf consult with Beckstead & Watts, LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, Keith Berman, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We evaluated control deficiencies identified through our test of the design and operating effectiveness of controls over financial reporting to determine whether the deficiencies, individually or in combination, are significant deficiencies or material weaknesses. In performing the assessment, our management has identified material weaknesses in internal control over financial reporting existing as of December 31, 2009. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors. Based on that evaluation, our management concluded that, as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our internal controls and procedures was completed, our internal controls are not effective, for the reason discussed below:

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

3.

We only have three full-time employees, meaning we lack the requisite expertise in the key functional areas of finance and accounting. In addition, this means we do not have available personnel to properly implement control procedures.

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

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this Report present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors, and key employees are:

Name	Age	Position

Keith Berman William Lyons Robert Jagunich	54 54 61	Chief Financial Officer and Director Director Director

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

Robert Jagunich has served as a Director of the Company since January of 2003. Mr. Jagunich has 27 years of experience in the medical systems and device industry. From August 1992 to present, he has held the position of President at New Abilities Systems, a privately held manufacturer of advanced electronic systems used in rehabilitation. He also provides consulting services to companies such as Johnson and Johnson and has served as a senior executive in such publicly held companies as Laserscope and Acuson. From April 1996 to December 1997 Mr. Jagunich acted as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc., and later now Ramp Corp. (formerly AMEX:RCO). He received his BS in 1969, and his MS and MBA in 1971, from the University of Michigan.

William Lyons has served as a Director of the company from January 2003 through October 2003 and most recently from January 2010 to the present time.  Mr. Lyons is currently President and COO of Beacon Medical, Inc. a company specializing in the development, manufacturing, marketing and distribution of medical devices and instruments targeted primarily to the Plastic Surgery medical specialty. Prior to that, Mr. Lyons was co-founder, Executive Vice President and Director of BioElectronics Corporation. Mr. Lyons has successfully performed as President or Executive Vice President of several healthcare start-up communication technology and digital integration corporations. Mr. Lyons has also served in various executive positions for several fortune 500 companies such as American Sterilizer Company, Everest and Jennings and Allscrips. He holds an MBA in finance and a BA in Philosophy.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2009, there was no compliance with Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our Principal Executive officer for the years ended December 31, 2009 and 2008 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman,	2009	$-0-	-0-	$57,750	-0-	-0-	-0-	-0-	$57,750
CFO and PEO (1)	2008	$-0-	-0-	$52,500	-0-	-0-	-0-	-0-	$52,500

(1)

Mr. Berman has served as Chief Financial Officer since January 2003 and as Principal Executive Officer since August 2006.

Grants of Plan-Based Awards in Fiscal 2009

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Un-exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (S) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)

Keith Berman,
Secretary/Treasurer	-0-	-0-	-0-	$-0-	-0-	-0-	-0-	-0-	-0-

Option Exercises for 2009

There were no options exercised by our named executive officer in fiscal 2009.

Director Compensation

The following table sets forth compensation paid to our board member during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman	-
Robert Jagunich	-	$57,7501)	-	-	-	$57,750
William Lyons	-	-	-	-	-	-

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

Stock Option Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2009, 312,500 shares have been granted under this plan with 166,250 options having expired and 146,250 were exercised.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2009, 6,302,497 options have been granted, and exercised under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2009, 882,295 shares have been granted under this plan with 825,000 having expired and 57,295 were exercised.

2006 Stock Option Plan

On December 8, 2006, we adopted our “2006 Employee Stock Option Plan” and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan and subsequently on December 18, 2009, we authorized an additional increase of 10,000,000 shares to the plan for a total plan allocation of 15,500,000 shares. As of December 31, 2009, 9,999,997 options were granted and exercised under this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 82,435,641 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Keith Berman, Chief Financial Officer and Director(3)	6,110,279	7.4%
Robert Jagunich, Director(3)(4)	11,827,309	14.3%
William Lyons	-	-
Directors and Officers as a Group	17,937,588	21.8%

Barbara Asbell 7061 Los Coyotes Camarillo, CA 93012	14,796,519	17.9%

Centurion Credit Resources LLC 152 W. 57th Street, 54th Floor New York, NY 10019	2,782,427(5)	5.9%

Total Beneficial Owners as a group	17,578,946	37.5%

Directors, Officers and Beneficial Owners as a Group	23,516,534	50.2%

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

Changes in Control Agreements

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2009 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($18,419.73); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Keith Berman

We have received cash advances from our Principal Executive officer for operational expenses. The advances are due on demand and accrued interest at a rate of 9.5%. On September 28, 2007, he elected to convert $150,000 of the principal balance into 7,500,000 shares of our common stock or $0.02 per share. The market value of our shares on the date of conversion was $0.04. As of December 31, 2009, Mr. Berman elected to forgive the remaining principal balance and accrued interest totaling $11.596.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(5)(i) The Board of Directors has not established an audit committee. However, the Board of Directors, as a group, carries out the responsibilities, which an audit committee would have. In this respect, the Board of Directors has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors also recommends selection of the auditing firm and exercises general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.

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

(7) Beckstead & Watts, LLP was retained as our new auditing firm by the Board of Directors for the fiscal year ended December 31, 2009. Beckstead & Watts, LLP and Weaver & Martin, LLC billed us as follows for the years ended December 31, 2009 and 2008, respectively:

	For the Fiscal Years Ended December 31,
	2009	2008

Audit Fees (a)	$22,500	$42,550
Audit-Related Fees (b)	-0-	-0-
Tax Fees (c)	-0-	-0-
All Other Fees (d)	-0-	-0-
Total fees paid or accrued to our principal accountants	$22,500	$42,550

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)

For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2009, and 2008, respectively.

(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2009 and 2008, respectively.

(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

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

Keith Berman, Chief Financial Officer

Date: May 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	May 18, 2009
Keith Berman	President, Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	May 18, 2009
Robert Jagunich