Form 10-Q
period 2010-03-31
instaCare Corp.
filed 2010-05-17
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29315

instaCare Corp.
(Exact name of registrant as specified in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2660 Townsgate Road, Suite 300 Westlake Village, CA 91361
(Address of principal executive offices)

(805) 466-1973
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X. No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2010, was 86,927,416 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

instaCare, Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)	Audited
Current assets:
Cash	$350,356	$239,302
Accounts receivable	4,012,281	3,612,647
Prepaid expenses	7,160	451,038
Total current assets	4,369,797	4,302,987
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Intellectual property	7,500	-
Amortizable loan fees	14,875	21,250
Total other assets	22,378	21,250
Total assets	$4,392,172	$4,324,237

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$38,325	$81,182
Accrued liabilities	480,940	83,191
Accrued interest	70,014	307,147
Line of credit	999,886	1,593,556
Notes payable, current portion	215,012	221,793
Convertible notes payable	145,000	445,000
Total current liabilities	2,044,052	2,731,879

Contingencies	305,500	305,500

Long-term debt, net of current portion

Stockholders’ (deficit)
Preferred stock, $0.001 par value, 3,249,000 shares authorized, no shares issued and outstanding as of March 31, 2009 and December 31, 2009, respectively	-	-
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares issued and outstanding as of March 31, 2009 and December 31, 2009, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 Shares issued and outstanding as of March 31, 2009 and December 31, 2009, respectively	-	-
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued And outstanding as of March 31, 2009 and December 31, 2009, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 816,700 and 932,616 Shares issued and outstanding as of March 31, 2009 and December 31, 2009, respectively	817	932
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 86,927,416 and 76,652,239 shares issued and outstanding as of March 31, 2009 and December 31, 2009, respectively	86,928	76,652
Additional paid in capital	19,329,840	18,754,500
Accumulated (deficit)	(17,374,965)	(17,545,226)
Total stockholders’ (deficit)	2,042,620	1,286,858
Total liabilities and stockholders’ (deficit)	$4,392,172	$4,324,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenue	$4,128,582	$5,058,735
Cost of sales	3,740,565	4,782,197

Gross profit	388,017	276,538

Expenses:
General and administrative	81,996	42,691
Consulting	70,535	32,384
Payroll expense	10,350	12,158
Professional fees	21,497	5,936
Total operating expenses	184,378	93,169

Net operating income	203,639	183,369

Other income (expense):
Finance costs	(28,125)	(29,898)
Interest expense	(32,316)	(57,113)
Gain on debt settlement	27,063	-
Total other income (expense)	(33,378)	(87,011)

Net income	$170,261	$96,358

Add: Dividends declared on preferred stock	-	-

Income available to common stockholders’	$170,261	$96,358

Weighted average number of common shares outstanding -
basic and fully diluted	83,479,826	46,971,739

Net income per share – basic and fully diluted	$0.00	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March, 31
	2010	2009

Cash flows from operating activities
Net income	$170,261	$96,358
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services	3,250	-
Shares and warrants issued for financing	21,861	29,898
Options and warrants issued for services	-	-
Gain on debt settlement	(27,063)	-
Amortization of share-based compensation	46,113	-
Amortization of loan fees	6,375	-
Changes in operating assets and liabilities:
Accounts receivable	(399,634)	(172,549)
Inventory	-	451,526
Prepaid expenses	397,765	(7,365)
Other assets	(7,500)	-
Accounts payable	(42,857)	62,974
Accrued liabilities	397,750	(42,416)
Accrued interest	28,194	50,434
Net cash provided by operating activities	579,515	468,860

Cash flows from financing activities
Proceeds from line of credit	2,900,229	4,134,250
Payments on line of credit	(3,493,909)	(4,633,275)
Proceeds from note payable – related party	-	50
Payments on notes payable	(6,781)	-
Payments on convertible note payable	(75,000)	-
Options exercised for cash	207,000	-
Net cash (used) by financing activities	(468,461)	(498,975)

Net increase (decrease) in cash	111,054	(30,115)
Cash – beginning	239,302	111,208
Cash – ending	$350,356	$81,093

Supplemental disclosures:
Interest paid	$4,011	3,000
Income taxes paid	$-	-

Non-cash transactions:
Shares issued for services	$3,250	$-
Shares and warrants issued for financing activities	$21,861	$29,898
Shares issued for debt conversion	$353,500	$-
Gain on settlement of debt	$27,063	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of presentation and accounting policies

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Accounting Standards Updates

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted. The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4). All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions. This amendment to Topic 958 has occurred as a result of the issuance of FAS 164. The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 – Going concern

The Company has an accumulated deficit of $17,374,965 as of March 31, 2010. These accumulated conditions have raised substantial doubt about the Company's ability to continue as a going concern. Although the Company’s recent growth has greatly improved its cash flows, the Company nonetheless needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing, and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance any of these transactions will occur. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3 – Notes payable

Notes payable consisted of the following:

	March 31,	December 31,
	2010	2009

(a) Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	$145,000	$170,000

(b) Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	130,000	130,000

(c) Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007, currently in default.	-	200,000

(d) Promissory note, bearing interest at 18% per annum, matured March 31, 2009, currently in default.	-	75,000

(e) Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	85,013	91,793

(f) Line of credit, with interest being paid in shares equal to 5% of each advance.	999,886	1,593,566

Total notes payable	1,359,898	2,260,359

Less current portion	1,359,898	2,260,359

Total long-term notes payable	$-0-	$-0-

a)

In December 2005, we entered into four convertible promissory notes with a principal sum of $170,000. Pursuant to these notes, we agreed to pay these note holders the principal balance plus accrued interest at an annual rate of 15% maturing in one year from the date of issuance. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938. Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500.The excess payment of $8,562 was recorded as interest expense. As of March 31, 2010, the remaining principal balance owed to the remaining three investors was $145,000 with accrued interest of $94,875.

b)

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of March 31, 2010, the remaining principal balance was $130,000 and accrued interest totaled $70,014. Subsequently, on April 16, 2010 the note holder and the company agreed to a note conversion whereby we issued 1,939,543 shares of our common stock valued at $203,652.

c)

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. We renewed Mr. Knapp’s conversion option on January 17, 2007. In addition, we issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2009. Mr. Knapp exercised his option on March 30, 2007. On March 8, 2010, we entered into a “Settlement Agreement and Mutual Release” with Mr. Knapp. Pursuant to the agreement we issued 2,900,000 shares of our common stock valued at $319,000 as full settlement of this debt. As of March 31, 2010, we have recorded $13,000 in debt forgiveness representing the difference between the fair value of shares issued and the principal amount owed plus accrued interest of $332,000.

d) On March 1, 2008, InstaCare executed a Convertible Promissory Note and Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to lend the Company an aggregate maximum sum of $250,000. Under the terms of this agreement, all amounts funded were convertible at $0.015 per share at the option of the lender. In March 2008, we received one tranche net of the first quarterly interest payment, for the gross sum of $75,000 from Ethan Einwohner. The terms of the promissory note called for the loan to mature on February 28, 2009.

InstaCare contends it was fraudulently induced to sign the March 2008 agreement, based on Cragmont’s representations that if (and only if) the agreement was signed, Cragmont would and could obtain substantial investments and/or lines of credit. Cragmont failed to perform, as promised. InstaCare terminated its relationship with Cragmont for cause, in May 2008. InstaCare has rescinded its agreement with Cragmont, and has returned the partial funding of $75,000 and have recorded a gain on debt settlement in the amount of $14,063 representing the interest previously accrued.

e)

On June 20, 2007, we entered into a promissory not with Invacare for the principal amount of $160,385., bearing interest at a rate of 9% per annum and maturing on June 10, 2010. Pursuant to the terms of the note, we are required to make monthly principal and interest payments of $5,100. Subsequently we rescheduled the payments so that we currently pay $3300.00 per month. As of March 31, 2010, the remaining principal balance was $85,013.

f)

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility geared specifically to our business. On November 10, 2009, we renewed our line of credit for an additional one-year term with Centurion through an “Amended and Restated Promissory Note”. Pursuant to the renewal terms, Centurion has increased our line of credit from $1,000,000 to $2,000,000 with periodic limited increases of $250,000 to a maximum of $2,500,000. Further, pursuant to the terms of the agreement, we agreed to issue 60,000 shares of our preferred Series “E” stock as a renewal fee valued at $25,500. In addition, the terms of the loan agreement require us to issue 720,000 shares of our preferred Series “E” as prepaid financing fees. During the first quarter of 2010, we have drawn down $2,900,229 and repaid $3,493,908. As of March 31, 2010, the balance owed was $999,887.

We have recorded interest and financing expense totaling $60,441 and $90,060 during the three-months ended March 31, 2010 and 2009, respectively.

Note 4 – Stockholders’ equity

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

During the three-months ended March 31, 2010, Centurion elected to convert at total of 50,600 shares of their Preferred Series “E” stock in exchange for 2,530,000 shares of our common stock.

We issued a total of 20,177 shares of our common stock to Centurion as financing fees in connection with our line of credit. In addition, Centurion drew down 46,000 shares of our prepaid Series “E” preferred shares representing the balance of fees due for our first quarter financing activities. As of March 31, 2010, we recorded financing costs of $21,861 representing the fair value of all shares issued.

On January 15, 2010, three of our consultants elected to exercise 4,500,000 options in exchange for cash totaling $207,000. Pursuant to the request for exercise, we issued 4,500,000 shares of our common stock.

On March 8, 2010, we issued 2,900,000 shares of our restricted common stock to a note holder pursuant to a “Settlement and Mutual Release Agreement”. The fair value of the shares issued totaled $319,000 and represented payment in-full of the principal sum of $200,000 and accrued interest of $132,000. The difference between the fair value of the issuance, $319,000 and the total amount owed, $332,000, has been recorded as a gain on debt settlement in the amount of $13,000 (See Note 4).

On March 29, 2010, we issued 300,000 shares of our restricted common stock to a note holder pursuant to a Settlement and Mutual Release Agreement”. The fair value of the shares issued totaled $34,500 and represented partial payment of the total amounts owed (See Note 4).

Note 5 – Options and warrants

Options

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of March 31, 2009, 6,302,497 options have been granted, and exercised under this plan.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2009	$-	$-

Options granted	3,324,200	0.055
Options cancelled	-	-
Options exercised	(3,324,200)	0.055

Balance, December 31, 2009	-	$-

Balance, January 1, 2010	$-	$-

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, March 31, 2010	$-	$-

Exercisable, March 31, 2010	$-	$-

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of March 31, 2010, 882,295 shares have been granted under this plan.

The following is a summary of activity of outstanding stock options under the 2004 Stock Option Plan:

Weighted
Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2009	$-	$-

Options granted	57,295	0.055
Options cancelled	-	-
Options exercised	(57,295)	0.055

Balance, December 31, 2009	-	$-

Balance, January 1, 2010	$-	$-

Options granted	-	-
Options cancelled	-	-
Options exercised	-	-

Balance, March 31, 2010	$-	$-

Exercisable, March 31, 2010	$-	$-

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan and subsequently on December 18, 2009, we authorized an additional increase of 10,000,000 shares to the plan for a total plan allocation of 15,500,000 shares. As of March 31, 2010, 14,499,997 options were granted and exercised under this plan.

During the year ended December 31, 2009, we issued options to purchase up to 5,859,130 shares of par value common stock at a weighted average exercise price of $0.055 per share for various consulting services received. We recorded an expense in the amount of $49,803 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2009, 1,359,130 options were exercised in exchange for cash in the amount of $74,502 and 4,500,000 remained unexercised. As of March 31, 2010, the remaining 4,500,000 options were exercised for cash in the amount of $207,000.

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2009	$-	$-

Options granted	5,859,130	0.055
Options cancelled	-	-
Options exercised	(1,359,130)	0.055

Balance, December 31, 2009	$4,500,000	$0.055

Balance, January 1, 2010	$4,500,000	$0.055

Options granted	-	-
Options cancelled	-	-
Options exercised	(4,500,000)	0.055

Balance, March 31, 2010	$-	$-
Exercisable, March 31, 2010	$-	$-

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

On March 1, 2008, pursuant to a Note and Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) the company offered Cragmont the opportunity to purchase a warrant, which would have enabled Cragmont the right to purchase up to 7,500,000 shares of our common stock at an exercise price of $0.03 per share in exchange for cash. Cragmont did not purchase the warrant at the closing, which the Agreement required that it do, and therefore, the warrant remained unissued. In the period ending March 31, 2008, anticipating Cragmont's purchase of the warrant we expensed the fair value of the warrants based on the Black-Scholes model as $62,501 using the following assumptions: Strike Price $0.03; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%. In May of 2008, we severed our relationship with Cragmont as a result of their inability to meet funding commitments. InstaCare has rescinded its agreement with Cragmont based on a failure to perform as agreed. The rescission is evidenced in part by the full return of partial funding in the amount of $75,000.

The following is a summary of activity of outstanding warrants as of December 31, 2009:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2009	$9,183,340	$0.05

Warrants granted	-	-
Warrants cancelled	(50,000)	0.32
Warrants exercised	-	-

Balance, December 31, 2009	$9,133,340	$0.04

Balance, January 1, 2010	$9,133,340	$0.04

Warrants granted	-	-
Warrant opportunity rescinded(1)	(7,500,000)	0.03
Warrants exercised	-	-

Balance, March 31, 2010	$1,633,340	$0.06

Exercisable, March 31, 2010	$1,633,340	$0.06

(1) Warrant opportunity rescinded due to non-payment and rescission of underlying agreement for non-performance.

Note 6 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. This space consists of approximately 2,300 square feet with a monthly rental fee of $4,170. On June 7, 2005, PDA Services Inc. and PharamTech Solution, Inc entered into an agreement for the right to use approximately 4,000 square feet of office, warehouse and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, 07067.

Rent expense amounted to $32,201 and $19,100 for the three-months ended March 31, 2010 and 2009, respectively.

Contingencies

Given the nature and liability of our industry, we periodically review our litigation contingencies that may result from damaged product, product liability and the related legal fees. As of March 31, 2009, we accrued $305,500 for these contingencies.

Note 7 – Subsequent events

On April 16, 2010, we issued 1,939,543 shares of our common stock to a note holder pursuant to a “Settlement and Mutual Release Agreement”. The fair value of the shares issued totaled $203,652 and represents full settlement of all amounts owed.

On April 16, 2010, Centurion elected to convert 20,000 shares of their Series “E” preferred stock into 1,000,000 shares of our common stock. The shares were issued on April 16, 2010.

On April 16, 2010, we issued 350,000 shares of our common stock to an individual in exchange for services.

In accordance with ASC 855, management evaluated all activity of the Company through May 7, 2010 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Overview

instaCare Corp., through its subsidiary companies, is a nationwide prescription and non-prescription diagnostics and home testing products distributor. Diagnostic test kits and at-home patient testing products are regulated by the U.S. FDA similarly to pharmaceuticals, but for the most part do not require a doctor’s prescription for anything other than insurance benefit compliance. Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products as well as several lines of ostomy, wound care and post-surgery medical products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service value added DME provider of wide range of medical products and services.

In March 2010 we agreed to assist in a process that would bring various alternative at-home patient testing products to the U.S. market, thereby employing our growing distribution muscle to alternative diagnostic products that would service an almost $10 billion diabetes testing market with product(s) that provide a substantial cost advantage. We are in contract negotiations and have exchanged various proposed three party agreements for the exclusive distribution of one or more of these products and believe we will conclude these negotiations in the current period.

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

We have received seven inquiries from companies interested in partnering with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. The interested companies range from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. All seven companies are much larger than instaCare. We have chosen one of these companies as a proposed partner and are in wide ranging discussions. We plan at least one additional proposed partnership.

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

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products. We are also gearing up for the launch of the first alternative at-home diagnostic product, expected in 3rd quarter 2010. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart ecell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones. Our products allow physicians to carry, access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device.

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

Our retail prescription and non-prescription diagnostics business maintains three operating units:

1.

Licensed wholesale prescription drug distribution business, where we deliver bulk prescription drugs on a wholesale basis to clients;

2.

Licensed distribution of diabetes diagnostics and supplies, where we deliver diabetic testing strips and associated diagnostic products under several business models; and

3.

Licensed distribution of diabetes diagnostics and supplies, where we will deliver our new alternative method diabetic testing strips and associated diagnostic products under several business models.

Our plan is to combine the wholesale, proprietary (alternative) and direct to patient distribution businesses and couple these businesses with the capabilities to connect physicians, using our smart cell phone technologies, creating wide-ranging ventures similar in function to existing Internet pharmacies but directed to serving the large base of institutionalized, underinsured and uninsured Americans through their physicians.

Medical Field Applications

•

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

•

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

•

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

•

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

•

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

•

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

•

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

Results of Operations for the three months ended March 31, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

INCOME:

	For the three months ended March 31,		Increase (Decrease)
	2010	2009	$	%

Revenue	$4,128,582	$5,058,735	(930,153)	(18%)
Cost of Sales	3,740,565	4,782,197	(1,041,632)	(22%)

Gross Profit	388,017	276,538	111,479	40%

Gross Profit Percentage of Sales	9%	5%

Revenue and cost of sales

We experienced a decline in revenue in the amount of $930,153, compared to the previous years three-month period. As a result of our decline in revenue, our cost of sales also decreased by $1,041,632. The decline was as expected due to managements efforts in obtaining a greater percentage of the retail market in an effort to achieve an increase in gross profit margin. The percentage change in revenue of 18% over the percentage change of 22% in cost of sales allowed for a gain in gross profit margin of 4% and an increase in gross profit of $111,479.

EXPENSES:

	For the Three Months Ended March 31,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$81,996	$42,691	$39,305	92%
Consulting services	70,535	32,384	38,151	118%
Payroll expense	10,350	12,158	(1,808)	(15%)
Professional fees	21,497	5,936	15,561	262%
Total expenses	184,378	93,169	91,209	98%

Net operating income	203,639	183,369	20,270	11%

Other income (expense):
Financing costs	(28,125)	(29,898)	1,773	(6%)
Interest (expense)	(32,316)	(57,113)	24,797	(43%)
Gain on debt settlement	27,063	-	27,063	-%

Net income	$170,261	$96,358	$73,903	77%

General and Administrative Expenses

We experienced an increase of 92% in our general and administrative expenses for the three months ended March 31, 2010. The increase of $39,205 relates primarily to our increased insurance costs of $10,431; office expense increase of $6,100; an increase in warehouse expense of $4,850; and the utilization of casual labor totaling $6,634. As management has focused business development towards targeted market areas for our diabetic testing products and expanded our product line, we have incurred addition insurance premiums whereby increasing our level of risk mitigation. Our expanded market and products has also created the need for additional warehouse services resulting in a 32.5% increase over the previous year three-month period.

With managements focus on expansion of sales, we have utilized the services of various individuals on an as needed basis for administrative support. Our utilization of casual labor during the three months ended March 31, 2010 created an additional expense of $6,634 not previously incurred. As our business continues to grow, and it becomes cost effective, we anticipate adding additional personnel to fulfill these duties

Consulting Services

We utilize the services of outside consultants for the purpose developing new sales markets. In November of 2009, we entered into three consulting agreements. Pursuant to these agreements, we granted options to purchase 4,500,000 shares of our common stock to two individuals and options to purchase 4,850,000 shares of our common stock to one individual in exchange for their services through February of the current year. These options were fully vested upon grant. As prescribed by ASC 505, we recorded prepaid consulting fees in connection with this grant to be amortized over the term of the agreement. During the first quarter of 2010, we expensed the remaining prepaid balance of $46,112. In addition, we incurred a non-cash expense of $3,250 in connection with the granting of 25,000 shares of our common stock to an individual for business development services. During the three-months ended March 31, 2009, we spent $32,384 of our operating cash for the payment of services performed by consultants compared to $21,172 in the current three-month period.

Our overall increase of $38,151 results primarily from the amortization of prepaid equity compensation and a decrease in the amount of operating cash utilized in the payment of consulting services. It is our expectation that we will continue to utilize the services of outside sales consultants and further expect the expense incurred to increase in relation to our gross profit increase.

Payroll Expense

We currently staff three full-time and three part-time positions. Our principal executive and financial officer is included as a full-time employee compared to three full-time employees in the previous year comparable period. Initially our two full-time employees earned a monthly salary of $3,000, for a total expense of $6,000 in January of 2009. In February of 2009, we made tremendous efforts to maintain cash-flow through a reduction in salaries and wages whereby reducing all our full-time employment salaries by 50%. We have continued this through March 31, 2010. In the fourth quarter of 2009, we employed two part-time employees at an average rate of $450 per month. The salary reductions resulted in an overall reduction in payroll expense of $1,808.

Our principal executive officer has forgone cash compensation until such point we have sufficient operating cash flows to meet additional payroll obligations. Historically, we have provided bonus compensation in the form of equity to our officers and directors for various services they have provided and we may consider an equity grant in the future.

Professional Fees

The economic constraints of the previous year created a delay in the timing of our annual audit until the second quarter of 2009. As a result, we only incurred $1,050 in accounting fees compared to $15,000 in the current year, which included our annual audit fee. Our legal fees decreased from $3,966 in the first quarter of 2009 to $2,675 during the first quarter of 2010, a decrease of $1,291. In addition to our accounting and legal fees, we also record fees attributable to our public company reporting requirements and transfer agent costs as professional fees. These amounts totaled $3,822 in 2010 and $920. We do not expect to see any further significant changes in our professional fees through the current year.

Total Expenses and Net Operating Income

Our increase in total operating expense of $91,209 to $184,378 during the first quarter of 2010 resulted in net operating income of $203,639. As management focused on additional sales markets with an expanded product line, we anticipated having the ability to absorb the increase in overall operating expenses through our additional profit margin. Further to the absorption, we were also able to achieve an increase in net operating income of $20,271. As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs represent shares issued in connection with our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Finance payments are paid to Centurion through equity issuances of the company’s preferred and common stock. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing. Our costs attributable to these equity issuances declined slightly from $29,898 to $28,125. A decline occurs as a result of a decrease in lending activity and the market price of our stock. We were advanced $2,900,229 during the first quarter of 2010 compared to advances of $5,546,915 in 2009, a decrease of 48%. As we continue to build our working capital, we anticipate a continued decrease in the amount needed to finance our sales activities.

Interest Expense

Interest expense has declined significantly from $57,113 to $32,316. The material decline comes from the accumulation of debt conversions during the first quarter of 2010 and debt forgiveness occurring in the latter half of 2009. Our decrease in the principal debt owed at March 31, 2009 compared to March 31, 2010 is $1,476,432. The decrease in principal with an average interest rate of approximately 12% accounts for the material decrease in our interest expense over the prior year comparable period. We anticipate this amount to continue to decrease over the remainder of the current year as we pay-off the remaining principal balances. On April 14, 2010, we accepted a request from Novex International to convert the unpaid principal balance plus accrued interest into shares of the Company’s common stock whereby further decreasing our note payable liabilities to approximately $230,000.

Gain on Debt Settlement

During the three-months ended March 31, 2010, we entered into a “Settlement and Mutual Release” agreements with a lender. Pursuant to these agreements, we converted principal and accrued interest of $200,000 and $132,000 respectively into 2,900,000 shares of our common stock fair valued at $319,000. The difference between the fair value of the equity issued and the value of debt settled has been recorded as forgiveness and totaled $13,000. In addition to these aforementioned agreement, we rescinded a previous “Purchase and Loan” agreement effectuated through the return of a partial funding in the principal amount of $75,000. All accrued interest attributable to this agreement has been written down as a gain on debt settlement and totaled $14,063.

Net Income

Our net income for the period ended March 31, 2010 increased by $73,903 over the comparable period in the previous year. We attribute a portion of the increase, to our gain on debt settlement of $27,903. Our increase in net income excluding the non-recurring gain was $46,840. As management continues to develop and expand its sales and we become less dependent on our lenders for working capital, we anticipate a level of consistency in our ability to generate positive earnings.

Liquidity and Capital Resources

Our ability to generate working capital has become more consistent during the first quarter of 2010 though we have not yet achieved levels whereby creating a completely self-sufficient organization. Therefore, our ability to obtain additional capital through equity and/or debt financing remains a critical component of our operating plan. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2009.

	March 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$4,369,797	$4,302,987	$66,810	2%
Current Liabilities	2,044,052	2,731,879	(687,827)	(25%)
Working Capital	$2,325,745	$1,571,108	$754,637	48%

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC, later known as MAG Capital, LLC (“MAG”). Under the terms of the agreements, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. However, prior to the expiration of the warrants MAG ordered the company to transfer the warrants originally issued to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. To MAG Capital, LLC, in breach of the agreements.

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

Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact. We did not deliver the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.” Other shares previously issued remain,. On September 23, 2007 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated until at least August 2011.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000. Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006. In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date. On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of March 31, 2009, the remaining principal balance was $130,000. On April 14, 2010, we accepted Mr. Cantor request to convert the principal balance plus accrued interest into shares of the Company’s common stock.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000. The loan is for 120 days. On October 17, 2006, we renewed the note. On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007. The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. We renewed Mr. Knapp’s conversion option on January 17, 2007. We also issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2009. Mr. Knapp exercised his option on March 30, 2007. In March 2010, Mr. Knapp elected to convert his note and accrued interest into 2,900,000 common stock shares.

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. This credit facility, offered to us at market credit rates. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. As of March 31, 2010, we have draw down $2,900,229 and repaid $3,493,908. We believe that this facility will adequately finance our at home diabetes diagnostics business through revenues rates of $10.0 million per quarter. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

On March 1, 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000. As of September 30, 2008, we have received $75,000. The loan was for one year, maturing on February 28, 2009. The total amount owing pursuant to the agreement, was convertible at the option of the lender, at a strike price equal to $0.015 per share. Further, we agreed to issue 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. The warrant transaction was conditioned upon Cragmont purchasing the warrant at closing. During the year ended December 31, 2008, we terminated our relationship with Cragmont. On March 10, 2010, issued payment in the amount of $75,000 to Cragmont, representing the return of partial funding pursuant to our rescission of the March 1, 2008 agreement.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business in 2010 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue which often are delayed as a result of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2010, our cash balance was $350,356. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period-of-time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for Smaller Reporting Companies

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, Keith Berman, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices and networks. Healthcare, especially those segments where the company competes, is very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product. We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. In addition, the company accrues contingent legal fees and product liability fees. As of March 31, 2009 and December 31, 2009, these accruals totaled $305,500, respectively.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. During the past 12 months the company has had to evaluate and defend claims made by individuals and parties that have resulted from the actions or promises made of our former CEO. Although several of these claims are over two years old and several over four 4 years, in every case thus far it appears that our former CEO knew of these claims and withheld information and documentation from the company. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

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

The written agreement with Cragmont was signed early in March 2008. The Company was fraudulently induced to sign the March 2008 agreement based on Cragmont’s representations that if the Company would sign that agreement Cragmont would and could obtain for the company substantial investments and/or lines of credit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2010, we issued 4,500,000 shares of our restricted common stock to three individuals for the exercise of options in exchange for cash in the amount of $207,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 20, 2010, we issued 1,250,000 shares of our restricted common stock to Centurion Credit Resources for the conversion of 25,000 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On February 8, 2010, we issued 25,000 shares of our restricted common stock to an individual for services performed for the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On February 16, 2010, we issued 650,000 shares of our restricted common stock to Centurion Credit Resources for the conversion of 13,000 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 5, 2010, we issued 5,225 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 17, 2010, we issued 630,000 shares of our restricted common stock to Centurion Credit Resources for the conversion of 16,000 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances After Quarter End

On April 6, 2010, we issued 2,900,000 shares of our restricted common stock to an individual for the conversion of debt. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 7, 2010, we issued 6,550 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 16, 2010, we issued 1,939,543 shares of our restricted common stock to an individual for the conversion of debt. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 16, 2010, we issued 350,000 shares of our restricted common stock to an individual for services performed for the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 16, 2010, we issued 300,000 shares of our restricted common stock to an individual for the conversion of debt. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 16, 2010, we issued 1,000,000 shares of our restricted common stock for the conversion of 20,000 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

See Note 4 to our financial statements contained herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2010.

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

Date: May 12, 2010