Form 10-Q/A
period 2010-03-31
instaCare Corp.
filed 2010-05-18
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

instaCare, Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	Audited
Assets
Current assets:
Cash	$350,356	$239,302
Accounts receivable	4,012,281	3,612,647
Prepaid expenses	7,160	451,038
Total current assets	4,369,797	4,302,987
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Intellectual property	7,500	-
Amortizable loan fees	14,875	21,250
Total other assets	22,375	21,250
Total assets	$4,392,172	$4,324,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,325	$81,182
Accrued liabilities	480,941	83,191
Accrued interest	164,888	307,147
Line of credit	999,886	1,593,556
Notes payable, current portion	215,012	221,793
Convertible notes payable	145,000	445,000
Total current liabilities	2,044,052	2,731,879

Contingencies	305,500	305,500

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,249,000 shares authorized, no shares issued
and outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares
issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860
Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued
And outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 816,700 and 932,616
Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	817	932
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 86,927,416 and 76,652,239
shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	86,928	76,652
Additional paid in capital	19,329,840	18,754,500
Accumulated (deficit)	(17,374,965)	(17,545,226)
Total stockholders’ equity	2,042,620	1,286,858
Total liabilities and stockholders’ equity	$4,392,172	$4,324,237

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
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March, 31
	2010	2009

Cash flows from operating activities
Net income	$170,261	$96,358
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services	3,250	-
Shares and warrants issued for financing	21,861	29,898
Gain on debt settlement	(27,063)	-
Amortization of share-based compensation	46,113	-
Amortization of loan fees	6,375	-
Changes in operating assets and liabilities:
Accounts receivable	(399,634)	(172,549)
Inventory	-	451,526
Prepaid expenses	390,265	(7,365)
Other assets	(7,500)	-
Accounts payable	(57,857)	62,974
Accrued liabilities	397,750	(42,416)
Accrued interest	28,194	50,434
Net cash provided by operating activities	579,515	468,860

Cash flows from financing activities
Proceeds from line of credit	2,900,229	4,134,250
Payments on line of credit	(3,493,909)	(4,633,275)
Proceeds from note payable – related party	-	50
Payments on notes payable	(6,781)	-
Payments on convertible note payable	(75,000)	-
Options exercised for cash	207,000	-
Net cash (used) by financing activities	(468,461)	(498,975)

Net increase (decrease) in cash	111,054	(30,115)
Cash – beginning	239,302	111,208
Cash – ending	$350,356	$81,093

Supplemental disclosures:
Interest paid	$4,011	3,000
Income taxes paid	$-	-

Non-cash transactions:
Shares issued for services	$3,250	$-
Shares and warrants issued for financing activities	$21,861	$29,898
Shares issued for debt conversion	$353,500	$-
Gain on settlement of debt	$27,063	$-

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 5 – Stockholders’ equity

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

During the three-months ended March 31, 2010, Centurion elected to convert a total of 50,600 shares of their Preferred Series “E” stock in exchange for 2,530,000 shares of our common stock.

We authorized the issuance of 20,177 shares of our common stock to Centurion as financing fees in connection with our line of credit. As of March 31, 2010, 6,550 remained unissued. In addition, Centurion drew down 46,000 shares of our prepaid Series “E” preferred shares representing the balance of fees due for our first quarter financing activities. As of March 31, 2010, we recorded financing costs of $21,861 representing the fair value of all shares authorized. On April 7, 2010, 6,550 outstanding shares were subsequently issued.

On January 15, 2010, three of our consultants elected to exercise 4,500,000 options for cash totaling $207,000. Pursuant to the request for exercise, we issued 4,500,000 shares of our common stock.

On February 8, 2010, we issued 25,000 shares of our restricted common stock to an individual for services performed for the Company. As of March 31, 2010, we have recorded consulting expense of $3,250, the fair value of the shares.

On March 8, 2010, we authorized the issuance of 2,900,000 shares of our restricted common stock to a note holder pursuant to a “Settlement and Mutual Release Agreement”. The fair value of the shares issued totaled $319,000 and represented payment in-full of the principal sum of $200,000 and accrued interest of $132,000. The difference between the fair value of the issuance, $319,000 and the total amount owed, $332,000, has been recorded as a gain on debt settlement in the amount of $13,000 (See Note 3). The shares were subsequently issued on April 6, 2010.

On March 29, 2010, we authorized the issuance of 300,000 shares of our restricted common stock to a note holder pursuant to a Settlement and Mutual Release Agreement”. The fair value of the shares issued totaled $34,500 and represented partial payment of the total amounts owed (See Note 3).  The shares were subsequently issued on April 16, 2010.

Note 4 – Options and warrants

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

Note 5 – Commitments and Contingencies

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

Note 6 – Subsequent events

On April 6, 2010, we issued 2,900,000 previously authorized shares of our common stock pursuant to a March 8, 2010 “Debt Settlement Agreement”.

On April 7, 2010, we issued 6,550 previously authorized shares, of our common stock to Centurion for March 2010, financing fees.

On April 16, 2010, we issued 300,000 previously authorized shares of our common stock pursuant to a March 29, 2010 “Debt Settlement Agreement”

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

•

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

INCOME:

	For the three months ended March 31,		Increase (Decrease)
	2010	2009	$	%

Revenue	$ 4,128,582	$ 5,058,735	(930,153)	(18%)
Cost of Sales	3,740,565	4,782,197	(1,041,632)	(22%)

Gross Profit	388,017	276,538	111,479	40%

Gross Profit Percentage of Sales	9%	5%

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

EXPENSES:

	For the Three Months Ended March 31,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$ 81,996	$ 42,691	39,305	92%
Consulting services	70,535	32,384	38,151	118%
Payroll expense	10,350	12,158	(1,808)	(15%)
Professional fees	21,497	5,936	15,561	262%
Total expenses	184,378	93,169	91,209	98%

Net operating income	203,639	183,369	20,270	11%

Other income (expense):
Financing costs	(28,125)	(29,898)	1,773	(6%)
Interest (expense)	(32,316)	(57,113)	24,797	(43%)
Gain on debt settlement	27,063	-	27,063	-%

Net income	$ 170,261	$ 96,358	$ 73,903	77%

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

Interest Expense

Interest expense has declined significantly from $57,113 to $32,316. The material decline comes from the accumulation of debt conversions during the first quarter of 2010 and debt forgiveness occurring in the latter half of 2009. Our decrease in the principal debt owed at March 31, 2009 compared to March 31, 2010 is $1,366,119. The decrease in principal with an average interest rate of approximately 12% accounts for the material decrease in our interest expense over the prior year comparable period. We anticipate this amount to continue to decrease over the remainder of the current year as we pay-off the remaining principal balances. On April 14, 2010, we accepted a request from Novex International to convert the unpaid principal balance plus accrued interest into shares of the Company’s common stock whereby further decreasing our note payable liabilities to approximately $230,000.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2009 compared to December 31, 2009.

	March 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$ 4,369,797	$ 4,302,987	$ 66,810	2%
Current Liabilities	2,044,052	2,731,879	(687,827)	(25%)
Working Capital	$ 2,325,745	$ 1,571,108	$ 754,637	48%

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

Date: May 17, 2010