Form 10-Q
period 2010-06-30
instaCare Corp.
filed 2010-08-18
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

  X  .          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

               Yes   X  .        No       .

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2010, was 94,990,780 shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

instaCare, Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	Audited
Assets
Current assets:
Cash	$402,164	$239,302
Accounts receivable	3,991,918	3,612,647
Inventory	97,435	-
Prepaid expenses	10,219	451,038
Total current assets	4,501,736	4,302,987
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Intellectual property	9,950	-
Amortizable loan fees	8,500	21,250
Total other assets	18,450	21,250
Total assets	$4,520,186	$4,324,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,745	$81,182
Accrued liabilities	86,971	83,191
Accrued interest	101,832	307,147
Line of credit	1,216,178	1,593,556
Notes payable, current portion	78,745	221,793
Convertible notes payable	145,000	445,000
Total current liabilities	1,694,471	2,731,879

Contingencies	205,500	305,500

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,249,000 shares authorized, no shares issued
and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares
issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860
shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued
and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 720,000 and
932,616shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	720	932
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 94,995,553 and
76,652,239 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	94,996	76,652
Additional paid in capital	19,624,496	18,754,500
Accumulated (deficit)	(17,099,997)	(17,545,226)
Total stockholders’ equity	2,620,215	1,286,858
Total liabilities and stockholders’ equity	$4,520,186	$4,324,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

InstaCare, Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended		Six-months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$5,253,740	$5,105,981	$9,380,532	$10,164,716
Cost of sales	4,716,317	4,757,860	8,456,882	9,540,057

Gross profit	537,423	348,121	923,650	624,659

Expenses:
General & administrative	79,557	94,303	161,536	136,994
Consulting	81,000	17,373	151,535	49,757
Payroll expense	13,500	69,389	23,850	81,547
Professional fees	40,368	54,078	61,865	60,014
Total expenses	214,425	235,143	398,786	328,312

Net operating income	322,998	112,978	524,864	296,347

Other income (expense):
Financing costs	(47,048)	(74,657)	(75,173)	(104,555)
Interest expense	(9,192)	(57,028)	(41,508)	(114,141)
Other income	3,000	-	3,000	-
Debt Forgiveness	6,983	1,329,690	34,046	1,329,690
Total other income (expense)	(46,257)	1,198,005	(79,635)	1,110,994

Net income	276,741	1,310,983	445,229	1,407,341

Add: Dividends declared on preferred	-	-	-	-

Income available to common shareholders	$276,741	$1,310,983	$445,229	$1,407,341

Weighted average number of common shares outstanding-basic and fully diluted	90,385,118	52,450,667	86,951,548	49,989,765

Net income per share –basic and fully diluted	$0.00	$0.02	$0.01	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six-months Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income	$445,229	$1,407,341
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services	46,250	78,100
Shares and warrants issued for financing	62,424	94,135
Shares issued for interest	8,562	-
Gain on debt settlement	(34,046)	(1,329,689)
Amortization of share-based compensation	46,113	-
Amortization of loan fees	12,750	10,421
Changes in operating assets and liabilities:
Accounts receivable	(379,271)	(804,008)
Inventory	(97,435)	294,618
Prepaid expenses	394,705	(6,527)
Accounts payable	(15,437)	801
Accrued liabilities	(96,220)	203,595
Accrued interest	12,623	101,786
Net cash provided by operating activities	406,247	50,573

Cash flows (used) in investing activities
Intellectual property	(9,950)	-
Net cash (used) by investing activities	(9,950)	-

Cash flows from financing activities
Proceeds (payments), line of credit	(377,388)	49,696
Proceeds from note payable – related party	-	50
Payments on notes payable	(13,047)	-
Payments on convertible note payable	(75,000)	-
Options exercised for cash	232,000	-
Net cash (used) by financing activities	(233,435)	49,746

Net increase in cash	162,862	100,319
Cash – beginning	239,302	111,208
Cash – ending	$402,164	$211,527

Supplemental disclosures:
Interest paid	$18,074	10,714
Income taxes paid	$-	-

Non-cash transactions:
Shares issued for services	$46,250	$78,100
Shares and warrants issued for financing activities	$62,424	$94,135
Shares issued for debt conversion	$572,939	$17,500
Gain on settlement of debt	$34,046	$1,329,689

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

Accounting Standards Updates

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010.  The amendments are to be applied retrospectively. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 – Going concern

The company has an accumulated deficit of $17,099,997 as of June 30, 2010. These accumulated loss conditions have raised substantial doubt about our ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, and we generally meet our obligations on a monthly basis, we, nonetheless need to obtain additional financing to  provide working capital for growth and to better manage our operations.  Management is seeking additional financing, and may also consider a merger or acquisition candidate.  We intend to acquire interests in various business opportunities, which in the opinion of management, will assist in our profitability. Our recent agreements for the exclusive distribution of the Genstrip is one such business opportunity. Management believes these efforts will generate sufficient cash flows from future operations to meet our obligations and working capital needs.  There is no assurance any of these transactions will occur. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 3 – Notes payable

Notes payable consisted of the following:

	June 30,	December 31,
	2010	2009

(a) Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	$145,000	$170,000

(b) Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	-	130,000

(c) Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007, currently in default.	-	200,000

(d) Promissory note, bearing interest at 18% per annum, matured June 30, 2009, currently in default.	-	75,000

(e) Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	78,745	91,793

(f) Line of credit, with interest being paid in shares equal to 5% of each advance.	1,216,178	1,593,566

Total notes payable	1,439,923	2,260,359

Less current portion	1,439,923	2,260,359

Total long-term notes payable	$-0-	$-0-

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The principal sum of these notes was $170,000. Pursuant to these notes, we agreed to pay these note holders the principal balance plus accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of June 30, 2010, the remaining principal balance owed to the remaining investors was $145,000 with accrued interest of $100,313.

b)

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of June 30, 2010, the remaining principal balance was $130,000 and accrued interest totaled $70,938. On April 16, 2010 the note holder and the company agreed to a note conversion whereby we issued 1,939,543 shares of our common stock valued at $193,955 for full payment of the principal balance and accrued interest of $200,938. We recorded a gain on debt settlement in the amount of $6,983.

c)

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000.  The loan is for 120 days. On October 17, 2006, we renewed the note.  On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007.  The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share.  We renewed Mr. Knapp’s conversion option on January 17, 2007. In addition, we issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2009.  Mr. Knapp exercised his option on March 30, 2007. On March 8, 2010, we entered into a “Settlement Agreement and Mutual Release” with Mr. Knapp. Pursuant to the agreement we issued 2,900,000 shares of our common stock valued at $319,000 as full settlement of this debt. As of June 30, 2010, we have recorded $13,000 in debt forgiveness representing the difference between the fair value of shares issued and the principal amount owed plus accrued interest of $332,000.

d)

In March 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000. A single loan was made for $75,000. Cragmont contends the loan was for one year, maturing on February 28, 2009. The total amount owing pursuant to the agreement, was convertible at the option of the lender, at a strike price equal to $0.015 per share.

Further, we agreed subject to certain conditions to issue 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. The warrant transaction was conditioned upon Cragmont purchasing the warrant at closing. No agreement was ever reached with Cragmont as to the purchase price for the warrants, and they were never purchased by Cragmont at the closing. During the year ended December 31, 2008, we terminated our relationship with Cragmont. On March 10, 2010, we issued payment in the amount of $75,000 to Cragmont, representing the return of partial funding pursuant to our rescission of the March 1, 2008 agreement.

e)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. Pursuant to the terms of the note, we are required to make monthly principal and interest payments of $3,300. As of June 30, 2010, the remaining principal balance was $78,745.

f)

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility geared specifically to our business. On November 10, 2009, we renewed our line of credit for an additional one-year term with Centurion through an “Amended and Restated Promissory Note”. Pursuant to the renewal terms, Centurion has increased our line of credit from $1,000,000 to $2,000,000 with periodic limited increases of $250,000 to a maximum of $2,500,000. Further, pursuant to the terms of the agreement, we agreed to issue 60,000 shares of our preferred Series “E” stock as a renewal fee valued at $25,500. In addition, the terms of the loan agreement require us to issue 720,000 shares of our preferred Series “E” as prepaid financing fees. During the six-months ended June 30, 2010, we have drawn down $7,514,768 and repaid $7,137,380. As of June 30, 2010, the balance owed was $1,216,178.

We have recorded interest and financing expense totaling $56,240 and $131,685 for the three-months ended June 30, 2010 and 2009, respectively and $116,681 and $218,696 for the respective six-month period.

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

During the six-months ended June 30, 2010, Centurion elected to convert a total of 147,300 shares of their Preferred Series “E” stock in exchange for 7,365,000 shares of our common stock.

We authorized the issuance of 30,416 shares of our common stock to Centurion as financing fees in connection with our line of credit. As of June 30, 2010, 4,753 remained unissued. In addition, Centurion drew down 115,200 shares of our prepaid Series “E” preferred shares representing the balance of fees due for our financing activities. As of June 30, 2010, we recorded financing costs of $62,424 representing the fair value of all shares authorized. On July 19, 2010, the unissued shares totaling 4,753 were issued.

During the six-months ended June 30, 2010, we issued 475,000 shares of our restricted common stock to various individuals for services performed for the Company. As of June 30, 2010, we have recorded consulting expense of $46,250, the fair value of the shares.

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

On April 16, 2010, we authorized the issuance of 1,939,543 shares of our restricted common stock to a note holder pursuant to a “Settlement and Mutual Release Agreement”. The fair value of the shares issued totaled $193,954 and represented payment in-full of the principal sum of $130,000 and accrued interest of $70,938. The difference between the fair value of the issuance, $193,955 and the total amount owed, $200,938, has been recorded as a gain on debt settlement in the amount of $6,983 (See Note 3).

On April 27, 2010, we issued 833,335 shares of our common stock for cash of $25,000 pursuant to the exercise of warrant.

Note 4 – Options and warrants

Options

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of June 30, 2009, 6,302,497 options have been granted, and exercised under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of June 30, 2010, 882,295 shares have been granted and exercised under this plan.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan and subsequently on December 18, 2009, we authorized an additional increase of 10,000,000 shares to the plan for a total plan allocation of 15,500,000 shares. As of June 30, 2010, 14,499,997 options were granted and exercised under this plan.

During the year ended December 31, 2009, we issued options to purchase up to 5,859,130 shares of par value common stock at a weighted average exercise price of $0.055 per share for various consulting services received. We recorded an expense in the amount of $49,803 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2009, 1,359,130 options were exercised in exchange for cash in the amount of $74,502 and 4,500,000 remained unexercised.  As of June 30, 2010, the remaining 4,500,000 options were exercised for cash in the amount of $207,000.

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan as of June 30, 2010:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2010	$4,500,000	$0.055

Options granted	-	-
Options cancelled	-	-
Options exercised	(4,500,000)	0.055

Balance, June 30, 2010	$-	$-
Exercisable, June 30, 2010	$-	$-

Warrants

During the year ended December 31, 2007, we issued warrants to purchase up to 1,233,340 shares of par value common stock at a weighted average exercise price of $0.06 per share for various services. We recorded an expense in the amount of $37,620 the fair value of the warrants using the Black-Scholes pricing model. On April 27, 2010, a holder of a warrant to purchase 833,335 shares of our common exercised their option for cash in the amount of $25,000.

On January 11, 2008, we issued 400,000 warrants with an exercise price of $0.078 per share for consulting services.  The warrants expire on December 31, 2010.  The fair market value of the warrants based on the Black-Scholes model is $12,853 using the following assumptions:  Strike Price $0.078; Stock Price $0.04; Volatility 167%; Term 2.75 years; Dividend Yield 0%; Interest Rate 2.61%.

On March 1, 2008, pursuant to a Note and Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) the company offered Cragmont the opportunity to purchase a warrant, which would have enabled Cragmont the right to purchase up to 7,500,000 shares of our common stock at an exercise price of $0.03 per share in exchange for cash. Cragmont did not purchase the warrant at the closing, which the Agreement required that it do, and therefore, the warrant remained unissued.  In the period ending June 30, 2009, anticipating Cragmont's purchase of the warrant we expensed the fair value of the warrants based on the Black-Scholes model as $62,501 using the following assumptions:  Strike Price $0.03; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%. In May of 2008, we severed our relationship with Cragmont as a result of their inability to meet the parallel funding commitments they had agreed to. InstaCare has rescinded its agreement with Cragmont based on a failure to perform as agreed. The rescission is evidenced in part by the full return of the partial funding in the amount of $75,000.

The following is a summary of activity of outstanding warrants as of June 30, 2010:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Balance, January 1, 2010	$9,133,340	$0.04

Warrants granted	-	-
Warrant opportunity rescinded(1)	(7,500,000)	0.03
Warrants exercised	833,335	0.03

Balance, June 30, 2010	$800,005	$0.08

Exercisable, June 30, 2010	$800,005	$0.08

(1) Warrant opportunity rescinded due to non-payment and rescission of underlying agreement for non-performance.

Note 5 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. This space consists of approximately 2,300 square feet with a monthly rental fee of $4,170. On June 7, 2005, PDA Services Inc. and Pharma Tech Solutions, Inc entered into an agreement for the right to use approximately 4,000 square feet of office, warehouse and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, 07065.

Rent expense amounted to $61,991 and $62,580 for the six-months ended June 30, 2010 and 2009, respectively.

Contingencies

Given the nature and liability of our industry, we periodically review our litigation contingencies that may result from damaged product, product liability and the related legal fees. As of June 30, 2010, we have $205,500 accrued for these contingencies.

Note 6 – Subsequent events

On July 19, 2010, we issued 4,753 previously authorized shares, of our common stock to Centurion for June 2010, financing fees.

On July 19, 2010, Centurion elected to convert 10,000 shares of their Series “E” preferred stock into 500,000 shares of our common stock.

On August 3, 2010, we issued 614 shares of our common stock to Centurion for July 2010 financing fees.

On August 3, 2010, we issued 60,000 shares of our common stock to three individuals for services to the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

instaCare Corp., through its subsidiary companies, is a nationwide prescription and non-prescription diagnostics and home testing products distributor. Diagnostic test kits and at-home patient testing products are regulated by the U.S. FDA similarly to pharmaceuticals, but for the most part do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate individually in several separate healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products as well as several lines of ostomy, wound care and post-surgery medical products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service value added DME provider of wide range of medical products and services.

In March 2010 we agreed to assist in a process that would bring various alternative at-home patient testing products to the U.S. market, thereby employing our growing distribution muscle to alternative diagnostic products that would service an almost $10 billion diabetes testing market with product(s) that provide a substantial cost advantage.  We have concluded three party agreements that grant the company’s Pharma Tech Solutions, Inc. subsidiary a five year term for the exclusive distribution of these products.

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

We have received seven inquiries from companies interested in partnering with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work.  The interested companies range from clinical testing laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. All seven companies are much larger than instaCare.  We have chosen one of these companies as a proposed partner and are in wide ranging discussions. We plan at least one additional proposed partnership.

From April 1, 2005 through November 15, 2009, we focused our business attention toward providing prescription and non-prescription diagnostics, at-home testing and medical/surgical products through several medical distribution channels. Our secondary business objective has been to provide medical information technology (IT) for use with Internet-based communication, and network software systems and applications, that originally resided and functioned through Microsoft Windows CE-Based PDAs (Personal Data Assistants), which are popular and commonly available from most major computer brand name companies such as Sony, Dell, IBM and Palm -to the medical fields and the lodging industries.  In May 2009, the company began the port of its technologies and software from the PDA based products to late generation smart cell phones. This re-development was completed November 12, 2009.  Subsequently the company filed patent applications in February 2010 to secure its latest product developments.

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products. We are also gearing up for the launch of the first alternative at-home diagnostic product, expected in 3rd quarter 2010.  In June 2010 the company executed a five year exclusive agreement with and among Shasta Technologies, LLC and Broadtree, Inc. for the exclusive distribution of this at-home diagnostic product. The product has been given the trade name of Genstrip.

Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to carry, access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device.

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, the Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT business.  In the past, our real estate and hotel/motel objectives included building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

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

Medical Field Applications

•

Our medical technologies are grounded in the central need/desire to furnish the practicing physician with crucial point-of-care patient information and historical patient medical information using electronic medical records rapidly and reliably via a smart cell phone. The technologies utilize the power of the Internet to move large amounts of data to and from a variety of platforms securely via a number of commercially available smart cell phones, designed for portability and upgradeability. Compliant with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations that have since been promulgated, and data transmission and data management protocols that have emerged, this smart cell phone technology offers real-time point of care applications and EMR via proprietary technologies that allow for patient medical data for ten years or more on the cell phone itself.

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

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. Our experiences point to a business that displays certain seasonal trends.  In each of the last three operating years our order intake was concentrated in the first five months of the calendar year and to an identifiable degree in the months of October and November. One explanation is that these months correspond with the beginning of a prescription drug plan years, October and November being the first two months of the federal Medicare formularies, where new prescription drug cards are distributed by Medicare to their enrollees in Medicare Advantage, and again in the months of January and February where private insurers provide their new prescription “cards” along with new plan formularies (price schedules).  This tends to influence “stocking up” buying/ordering behavior on the part of the patients who routinely order multi-month supplies.  The company believes that the seasonal trends in calendar year 2010 will be further influenced by the launch of its new at-home diagnostic testing product, Genstrip, as sales of this new product will begin in October 2010.

Results of Operations for the three-months ended June 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the three-months ended June 30, 2010 compared to the three-months ended June 30, 2009.

INCOME:

	For the three-months ended June 30,		Increase (Decrease)
	2010	2009	$	%
Revenue	$5,253,740	$5,105,981	$147,759	3%
Cost of Sales	4,716,317	4,757,860	(41,543)	(1%)

Gross Profit	537,423	348,121	189,302	54%

Gross Profit Percentage of Sales	10%	7%

Revenue and cost of sales

We recognized a slight increase in revenue and a 1% reduction in our cost of sales over the previous year’s comparable period.  The revenue increase of $147,759, and decrease in cost of sales of $41,543, allowed for an overall increase in our gross profit margin of 54%. We have concentrated our efforts on establishing relationships with new suppliers in an effort to increase our profit margins. For the three-months ended June 30, 2010, we were able to increase our gross profit margin 3% through these efforts.

EXPENSES:

	For the Three-months Ended June 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative expenses	$79,557	$94,303	$(14,946)	(16%)
Consulting services	81,000	17,373	63,627	366%
Payroll expense	13500.	69,389	(55,889)	(81%)
Professional fees	40,368	54,078	(13,710)	(25%)
Total expenses	214,425	235,143	(20,718)	(9%)

Net operating income	322,998	112,978	210,020	186%

Other income (expense):
Financing costs	(47,048)	(74,657)	(27,609)	(37%)
Interest (expense)	(9,192)	(57,028)	(47,836)	(84%)
Other income	3,000	-	3,000	-
Gain on debt settlement	6,983	1,329,690	1,322,707	99%

Net income	$276,741	$1,310,983	$(1,034,242)	(79%)

General and Administrative Expenses

Our general and administrative expenses primarily consist of insurance premiums, office expense, and rent expense. During the three-month period ended June 30, 2010, we decreased these administrative costs by $14,746 primarily through obtaining more competitively priced insurance policies and a reduction in general office expense.

Consulting Services

We utilize the services of outside consultants for the purpose developing new sales markets and general business consulting. In the current three-month period, we paid $13,500 in cash to our business development consulting firm compared to $9,000 in the prior year comparable period, an increase of $4,500. In addition, we issued shares of our common stock and paid cash to several general business consultants. The fair value of the shares issued in the current quarter totaled $43,000 verses $600 paid in the previous year. Total cash paid was $24,500 compared to $0 in the same period of 2009.

Payroll Expense

Our payroll expense is comprised of both cash and share-based payments to our officers. During the three-month period ended June 30, 2010, we recorded cash paid to employees totaling $13,500 compared to $9,000 in the comparable period of the previous. This represents an increase in cash compensation of $4,500 or 50%. Our significant decrease in compensation resulted from a decrease of $60,000 in share-based payments to our officers. In 2009, our board of directors granted 6,000,000 shares of our common stock, fair valued at $60,000 to two of our officers for services.

Our principal executive officer has forgone cash compensation until such point we have sufficient operating cash flows to meet additional payroll obligations. Historically, we have provided bonus compensation in the form of equity to our officers and directors for various services they have provided and we may consider an equity grant in the future.

Professional Fees

Professional fees include both legal and accounting fees paid in connection with our business activities and regulatory requirements. As expected, these costs have remained relatively consistent compared to the same period in the previous year.

Total Expenses and Net Operating Income

As a result of our 9% decrease in overall operating expenses and our increase of 54% in gross profit, we achieved net operating income of $322,998 compared to $112,978 in 2009. As we continue to expand our market share and develop relationships with more cost effective suppliers, we anticipate realizing continued net operating income

Financing Costs

Financing costs represent shares issued in connection with our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Finance payments are paid to Centurion through equity issuances of the company’s preferred and common stock. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing. Our costs attributable to these equity issuances declined from $74,657 to $47,048. A decline occurs as a result of a decrease in lending activity and the market price of our stock. We were advanced $4,237,151 during the second quarter of 2010 compared to advances of $4,655,376 in 2009.As we continue to build our working capital, we anticipate a continued decrease in the amount needed to finance our sales activities.

Interest Expense

Interest expense has declined significantly from $57,028 to $9,192 or 84%. The material decline comes from the accumulation of debt conversions during the first and second quarters of 2010 and debt forgiveness occurring in the latter half of 2009. Our decrease in principal debt owed at June 30, 2009 compared to June 30, 2010 is $545,853. The decrease in principal with an average interest rate of approximately 12% accounts for the material decrease in our interest expense over the prior year’s comparable period. We anticipate this amount to continue to decrease over the remainder of the current year as we pay-off remaining principal balances.

Gain on Debt Settlement

During each of the three-months ended June 30, 2010 and 2009, recorded a gain on debt settlement in the amount of $6,983 and $1,329,690, respectively and are non-recurring events. In the three-month period of 2010, we entered into a “Settlement and Mutual Release” agreements with a lender. Pursuant to this agreement, we converted principal and accrued interest of $200,938 1,939,543 shares of our common stock fair valued at $193,954. The difference between the fair value of the equity issued and the value of debt settled has been recorded as forgiveness and totaled $6,983.

Net Income

Our net income for the period ended June 30, 2010 decreased by $1,304,242 over the comparable period in the previous year. This was solely attributable to the change in gain on debt settlement of $1,329,690 recorded in the three-month period of 2009.  If we omit the non-recurring gains on debt settlement in both periods, our net income for the three-months ended June 30, 2010 and 2009 would have been $269,758 and a loss of $18,707, respectively. This is an overall increase in net income of $288,465.

Results of Operations for the six-months ended June 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the six-months ended June 30, 2010 compared to the six-months ended June 30, 2009.

INCOME:

	For the Six-months Ended June 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$9,380,532	$10,164,716	$(784,184)	(8%)
Cost of Sales	8,456,882	9,540,057	(1,083,175)	(13%)

Gross Profit	923,650	624,659	298,991	32%

Gross Profit Percentage of Sales	10%	6.2%

Revenue

Our revenue for the six-months ended June 30, 2010 was $9,380,532 compared to revenue of $10,164,716 for the six-months ended June 30, 2009.  This resulted in a slight decrease in revenue of $784,184, or 8%, from the same period a year ago.  The decrease in revenue was the result of the overall decline in economic conditions.

Cost of sales/Gross profit percentage of sales

Our cost of sales for the six-months ended June 30, 2010 was $8,456,882, a decrease of $1,083,175, or 13% from $9,540,057 for the six-months ended June 30, 2009.  The decrease in cost of sales during the current period is the result of relationship development with new suppliers who are able to provide more competitive pricing for our products. The utilization of new suppliers has allowed use to realize an increase in our gross profit as a percentage of sales from 6.2% for the six-months ended June 30, 2009 to 10% for the six-months ended June 30, 2010.

EXPENSES:

	For the Six-months Ended June 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative	$161,536	$136,994	$24,542	15%
Consulting services	151,535	49,757	101,778	67%
Payroll expense	23,850	81,547	(57,697)	(242%)
Professional fees	61,865	60,014	1,851	3%
Total expenses	398,786	328,312	70,474	18%

Net operating income	524,864	296,347	228,517	44%

Other income (expense):
Financing costs	(75,173)	(104,555)	(29,382)	(39%)
Interest expense	(41,508)	(114,141)	(72,633)	(175%)
Debt forgiveness	34,046	1,329.690	(1,295,644)	(3806%)
Total other income	(79,635)	1,110,994	(1,190,629)	(1495%)

Net income	$445,229	$1,407,341	$(962,112)	(216%)

General and Administrative Expenses

General and administrative expenses for the six-months ended June 30, 2010 were $161,536, an increase of $24,542, or 15%, from $136,994 for the six-months ended June 30, 2009.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth. General and administrative expenses are expected to fluctuate throughout the remainder of the year.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to focus the resources available to us towards building and maintaining our market share. We expended $151,535 for consulting services compared to $49,757 during the same period in the previous year, representing an increase of 67%. The increase of $101,778 is primarily comprised of share-based payments fair valued at $91,763.

Payroll expense

During the six-months ended June 30, 2010 our payroll expense was comprised of cash totaling $23,850 and equity of $0 compared to $21,547 in cash and $60,000 in equity for the comparable period in 2009. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services slightly increased for the six-month period by $1,851 from $60,014 in 2009 to $61,865 for the six-month period ending June 30, 2010. We anticipate these fees to remain consistent throughout the year.

Total Expenses

Our total operating expenses increased $70,474 or 18% for the six-months ended June 30, 2010 when compared to the same period a year ago. The increase is directly related to additional consulting fees paid in 2010 compared to 2009.

Net Operating Income

We had net operating income in the amount of $524,864 for the six-months ended June 30, 2010, versus a net operating income of $296,347 for the six-months ended June 30, 2009.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the six-months ended June 30, 2010 were $75,173, a decrease of $29,382, or 39%, from $104,555 for the six-months ended June 30, 2009.  Financing costs result from our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital.  Interest payments are paid to Centurion in the form of cash, calculated by multiplying the company’s outstanding balance of loans made by Centurion by 2% per month.  A bonus of 20% of the company’s margin on each transaction is also paid to Centurion. Shares of our common stock are paid to Centurion as a bonus on qualifying transactions. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Interest expense has declined significantly from $114,141 to $41,508 or 175%. The material decline is the result of debt conversions during the first and second quarters of 2010 and debt forgiveness occurring in the latter half of 2009. Our decrease in principal debt owed at June 30, 2009 compared to June 30, 2010 is $545,853. The decrease in principal with an average interest rate of approximately 12% accounts for the material decrease in our interest expense over the prior year’s comparable period. We anticipate this amount to continue to decrease over the remainder of the current year as we pay-off remaining principal balances.

Net Income

Our net income for the six-months ended June 30, 2010, was $445,229 compared to $1,407,341 from our previous year. This was solely attributable to the change in gain on debt settlement of $1,329,690 recorded during the six-month period ended June 30, 2009.  An omission of the non-recurring gains on debt settlement in both periods would result in net income of $411,183 and $77,651, respectively. This is an overall increase in net income of $333,532 or 430%.

Liquidity and Capital Resources

Our ability to generate working capital has become more consistent during the first half of 2010 though we have not yet achieved levels whereby creating a completely self-sufficient organization. Therefore, our ability to obtain additional capital through equity and/or debt financing remains a critical component of our operating plan. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$ 4,501,736	$ 4,302,987	$ 198,749	5%
Current Liabilities	1,694,471	2,731,879	(1,037,408)	(38%)
Working Capital	$ 2,807,265	$ 1,571,108	$ 1,236,157	79%

Internal and External Sources of Liquidity

MAG Entities Agreement

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC, later known as MAG Capital, LLC (“MAG”). Under the terms of the agreements, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008.  However, prior to the expiration of the warrants, MAG ordered the company to transfer the warrants originally issued to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. to MAG Capital, LLC, in breach of the agreements.

Through June 30, 2009, MAG had converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.  Subsequently MAG attempted to convert shares without seeking the company’s concurrence, a breach of the agreements.  On several occasions, MAG succeeded. In addition, MAG pre-sold shares that would have resulted from conversions, a breach of the anti-short sale provisions of the agreements.  On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands (“Receiver” or “Liquidator”) informing the company that the Monarch Pointe Fund, Ltd (“Monarch”) had lapsed into receivership and/or liquidation. The company was advised to cease all written and/or oral communications with MAG Capital, LLC.

Beginning in late 2009 we have received and exchanged additional letters regarding this liquidation whereupon the Liquidator made specific demands for certain stock and repayment of a certain Promissory Note.  However these demands were never made specific enough for the company to respond in any way other than to ask the Liquidator to provide full documentation supporting their alleged claims.  Subsequently on June 24, 2010, Monarch Point Fund, Ltd. (in receivership) brought an action in federal district court against Instacare Corp., Keith Berman and Robert Cox. The company and Mr. Berman intend to vigorously defend this suit and also intend to file counterclaims in this matter. On August 12, 2010 we received an initial formal settlement offer through the counsel for the Liquidator. Among other stated issues this offer of settlement will bring an end to the litigation.

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

Since August 3, 2006, the Company has not had contact with any of the Pinnacle Fund management or attorney in fact.  We did not deliver the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still.” Other shares previously issued remain. On September 23, 2007 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated.

Promissory Notes with Dennis Cantor and Novex International

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of June 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of June 30, 2009, the remaining principal balance was $130,000. On April 14, 2010, we accepted Mr. Cantor request to convert the principal balance plus accrued interest into shares of the Company’s common stock. We have issued to Mr. Cantor 1,939,543 common stock shares.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. As of June 30, 2010, we have draw down $7,137,380 and repaid $7,514,678.  We believe the existing facility is sufficient to finance our at home diabetes diagnostics business for revenues up to $15.0 million per quarter. In June 2010 we began discussions with Centurion for an additional $6.0 million credit facility to provide available credit to finance sales of our new at-home testing diagnostic product. We expect to conclude this additional arrangement with Centurion during 3Q 2010. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

Cragmont Capital, LLC

In March 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000. As of September 30, 2008, we have received $75,000. Cragmont contends the loan was for one year, maturing on February 28, 2009. The total amount owing pursuant to the agreement, was convertible at the option of the lender, at a strike price equal to $0.015 per share. Further, we agreed subject to certain conditions to issue 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont.

The warrant transaction was conditioned upon Cragmont purchasing the warrant at closing. No agreement was ever reached with Cragmont as to the purchase price for the warrants, and they were never purchased by Cragmont at the closing. During the year ended December 31, 2008, we terminated our relationship with Cragmont. On March 10, 2010, we issued payment in the amount of $75,000 to Cragmont, representing the return of partial funding pursuant to our rescission of the March 1, 2008 agreement. The company entered formal settlement discussions covering the remainder of the agreement in dispute in July 2010. Formal settlement proposals have been exchanged.

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

As of June 30, 2010, our cash balance was $402,164. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period-of-time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position is currently inadequate to pay all normal costs associated testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices such as smart cell phones and commercial computer networks. Healthcare, especially those segments where the company competes, is very litigious. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues.  In addition, the company accrues contingent legal fees and product liability fees. As of June 30, 2010 and December 31, 2009, these accruals totaled $205,500 and $305,500, respectively.

From time to time, the company may also be subject to claims and/or demands from individuals or entities. These demands and disputes may consume management time and company resources. During the past 12 months the company has had to evaluate and defend claims made by individuals and parties that have resulted from the actions or promises and in some cases unknown agreements made by our former CEO.   All of these claims are over two years old and several over four 4 years. In every case thus far it appears that our former CEO knew of these claims and withheld information and documentation from the company.  Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

Cragmont Capital, LLC vs. instaCare Corp. et al.

The Company received a legal complaint on March 27, 2009 in connection with its 2008 transaction with Cragmont Capital, LLC ("Cragmont"). In Cragmont’s Complaint it claims it is entitled to recover the unpaid balance of $75,000 on a Promissory Note allegedly due in February, 2009, plus interest of $2,813, and attorneys’ fees. Cragmont has amended its complaint twice, the last amendment to raise issues concerning whether it has a legal right to exercise certain warrants.

The written agreement with Cragmont was signed in the first quarter of 2008. The Company has raised various affirmative defenses to Cragmont’s claims, including claims of breach of contract and misrepresentation, and has sought to rescind the entire agreement. The Company terminated a portion of its relationship with Cragmont for cause, in May 2008. The Company believes that Cragmont breached its obligations in connection with the promised parallel financing transactions. The Company would not have entered into the March 2008 agreement but for the representations of Cragmont concerning the parallel financing transaction [s].

In March 2010, and as part of its recession, the company has returned the $75,000 it received as consideration in the transaction. Beginning in July 2010 the company has entered formal settlement discussions with Cragmont and its principals with the intent of bringing this litigation to a close.

Monarch Pointe Fund, Ltd (BVI) in receivership vs. instaCare Corp. et al.

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against Instacare Corp., Keith Berman and Robert Cox alleging conversion by InstaCare of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. Although it is too early to determine the course of this litigation the company and Mr. Berman intend to vigorously defend this suit and also intend to file counterclaims against the fund in receivership and others. On August 12, 2010 the company received an initial formal settlement offer through the counsel for the Liquidator. Among other stated issues this offer of settlement is intended to bring an end to the litigation.

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

On April 27, 2010, we issued 833,335 shares of our restricted common stock to an individual for the exercise of a warrant in exchange for cash in the amount of $25,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 7, 2010, we issued 3,417 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 7, 2010, we issued 25,000 shares of our restricted common stock to an individual for services performed for the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 26, 2010, we issued 835,000 shares of our restricted common stock for the conversion of 16,700 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 3, 2010, we issued 2,069 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 3, 2010, we issued 3,000,000 shares of our restricted common stock for the conversion of 60,000 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 4, 2010, we issued 75,000 shares of our restricted common stock to three individuals for services performed for the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances after Quarter End

On July 19, 2010, we issued 4,753 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 19, 2010, we issued 500,000 shares of our restricted common stock for the conversion of 10,000 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 3, 2010, we issued 614 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 3, 2010, we issued 60,000 shares of our restricted common stock to three individuals for services performed for the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2010.

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

Date: August 16, 2010