Form 10-Q
period 2010-09-30
instaCare Corp.
filed 2010-11-16
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 X .           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2010, was 100,602,281 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

instaCare, Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	Audited
Assets
Current assets:
Cash	$181,087	$239,302
Accounts receivable	3,912,102	3,612,647
Inventory	41,485	-
Prepaid expenses	304,398	451,038
Total current assets	4,439,078	4,302,987
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Intellectual property	9,950	-
Amortizable loan fees	2,125	21,250
Total other assets	12,075	21,250
Total assets	$4,451,147	$4,324,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,180	$81,182
Accrued liabilities	91,784	83,191
Accrued interest	109,039	307,147
Line of credit	872,990	1,593,556
Notes payable, current portion	78,745	221,793
Convertible notes payable	145,000	445,000
Total current liabilities	1,362,738	2,731,879

Contingencies	205,500	305,500

Stockholders’ Equity
Preferred stock, $0.001 par value, 3,249,000 shares authorized, no shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “A” stock, $0.001 par value, 750,000 shares authorized no shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “C” stock, $0.001 par value, 1,000,000 shares authorized, 17,860 Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “D” stock, $0.001 par value, 1,000 shares authorized, no shares issued And outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,000,000 shares authorized, 910,000 and 932,616Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	910	932
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 100,602,281 and 76,652,239shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	100,603	76,652
Additional paid in capital	19,743,103	18,754,500
Accumulated (deficit)	(16,961,707)	(17,545,226)
Total stockholders’ equity	2,882,909	1,286,858
Total liabilities and stockholders’ equity	$4,451,147	$4,324,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

InstaCare, Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended		Nine-months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$4,751,956	$4,491,831	$14,132,488	$14,617,730
Cost of sales	4,269,723	4,180,858	12,726,605	13,682,098

Gross profit	482,233	310,973	1.405.883	935,632

Expenses:
General & administrative	92,393	82,180	253,929	219,174
Consulting	30,107	11,070	181,642	60,827
Payroll expense	22,949	44,110	46,799	125,657
Professional fees	68,291	11,646	130,156	71,660
Total expenses	213,740	149,006	612,526	477,318

Net operating income	268,493	161,967	793,357	458,314

Other income (expense):
Financing costs	(46,790)	(24,133)	(121,963)	(128,688)
Interest expense	(8,414)	(29,742)	(49,922)	(143,883)
Other income	-	-	3,000	-
Settlement expense	(75,000)	-	(75,000)	-
Debt Forgiveness	-	121,178	34,046	1,450,867
Total other income (expense)	(130,204)	67,303	(209,839)	1,178,296

Net income	138,289	229,270	583,518	1,636,610

Add: Dividends declared on preferred	-	-	-	-

Income available to common shareholders'	$138,289	$229,270	$583,518	$1,636,610

Weighted average number of common shares outstanding-basic and fully diluted	97,678,079	57,768,295	90,816,899	52,620,738

Net income per share –basic and fully diluted	$0.00	$0.00	$0.01	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

instaCare, Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine-months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$583,518	$1,636,610
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services	53,908	103,600
Options issued for services	11,249	-
Shares and warrants issued for financing	92,920	118,267
Shares issued for interest	8,562	-
Gain on debt settlement	(34,046)	(1,450,867)
Shares issued for settlement	75,000	-
Amortization of share-based compensation	46,113	-
Amortization of loan fees	19,125	10,421
Changes in operating assets and liabilities:
Accounts receivable	(299,455)	(946,308)
Inventory	(41,485)	536,543
Prepaid expenses	100,525	1,414
Accounts payable	(16,002)	372,062
Accrued liabilities	(91,407)	5,756
Accrued interest	19,830	128,021
Net cash provided by operating activities	528,358	515,519

Cash flows (used) in investing activities
Intellectual property	(9,950)	-
Net cash (used) by investing activities	(9,950)	-

Cash flows from financing activities
Proceeds (payments), line of credit	(720,576)	(311,673)
Proceeds from note payable – related party	-	50
Payments on notes payable	(13,047)	(8,897)
Payments on convertible note payable	(75,000)	-
Options exercised for cash	232,000	-
Net cash (used) by financing activities	(576,623)	(320,520)

Net increase (decrease) in cash	(58,215)	194,999
Cash – beginning	239,302	111,208
Cash – ending	$181,087	$306,207

Supplemental disclosures:
Interest paid	$1,302	15,777
Income taxes paid	$-	-

Non-cash transactions:
Shares and options issued for services	$65,157	$103,600
Shares issued for settlement	$75,000	$75,000
Shares and warrants issued for financing activities	$92,920	$118,267
Shares issued for debt conversion	$572,939	$17,500
Gain on settlement of debt	$34,046	$1,329,689

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

Note 2 – Going concern

The company has an accumulated deficit of $16,961,707 as of September 30, 2010. These accumulated loss conditions have raised substantial doubt about our ability to continue as a going concern.  Although our recent growth has greatly improved cash flows, and we generally meet our obligations on a monthly basis, we, nonetheless need to obtain additional financing to  provide working capital for growth, to introduce our new Genstrip product line and to better manage our operations.  Management is seeking additional financing, and may also consider a merger or acquisition candidate.  We also intend to acquire interests in various business opportunities, which in the opinion of management, will assist in our profitability. Our recent agreements for the exclusive distribution of the Genstrip product line and the success we have had engaging a very large retail concern to market the Genstrip are two such business opportunities. Management believes these efforts will generate sufficient cash flows from future operations to meet our obligations and working capital needs.  There is no assurance any additional transactions will occur. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 3 – Notes payable

Notes payable consisted of the following:

	September 30,	December 31,
	2010	2009

(a) Convertible promissory note, bearing interest at 1.25% per month, matured on October 31, 2007, currently in default.	145,000	170,000

(b) Promissory note, bearing interest at 12% per annum, Matured July 31, 2006, currently in default.	-	130,000

(c) Convertible promissory note, bearing interest at 1.5% Monthly, matured December 31, 2007, currently in default.	-	200,000

(d) Promissory note, bearing interest at 18% per annum, matured September 30, 2009, currently in default.	-	75,000

(e) Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	78,745	91,793

(f) Line of credit, with interest being paid in shares equal to 5% of each advance.	872,990	1,593,566

Total notes payable	1,096,735	2,260,359

Less current portion	1,096,735	2,260,359

Total long-term notes payable	$-0-	$-0-

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The principal sum of these notes was $170,000. Pursuant to these notes, we agreed to pay these note holders the principal balance plus accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of September 30, 2010, the remaining principal balance owed to the remaining investors was $145,000 with accrued interest of $100,313.

b)

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of September 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. As of September 30, 2010, the remaining principal balance was $130,000 and accrued interest totaled $70,938. On April 16, 2010 the note holder and the company agreed to a note conversion whereby we issued 1,939,543 shares of our common stock valued at $193,955 for full payment of the principal balance and accrued interest of $200,938. We recorded a gain on debt settlement in the amount of $6,983.

c)

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000.  The loan is for 120 days. On October 17, 2006, we renewed the note.  On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007.  The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share.  We renewed Mr. Knapp’s conversion option on January 17, 2007. In addition, we issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2009.  Mr. Knapp exercised his option on March 30, 2007. On March 8, 2010, we entered into a “Settlement Agreement and Mutual Release” with Mr. Knapp. Pursuant to the agreement we issued 2,900,000 shares of our common stock valued at $319,000 as full settlement of this debt. As of September 30, 2010, we have recorded $13,000 in debt forgiveness representing the difference between the fair value of shares issued and the principal amount owed plus accrued interest of $332,000.

d)

In March 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000. A single loan was made for $75,000. In January 2009 Cragmont contended the loan was for one year, maturing on February 28, 2009. The total amount owing pursuant to the agreement, was convertible at the option of the lender, at a strike price equal to $0.015 per share.

Further, we agreed subject to certain conditions to issue 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. The warrant transaction was conditioned upon Cragmont purchasing the warrant at closing. No agreement was ever reached with Cragmont as to the purchase price for the warrants, and they were never purchased by Cragmont at the closing. During the year ended December 31, 2008, we terminated our relationship with Cragmont. On March 10, 2010, we issued payment in the amount of $75,000 to Cragmont, representing the return of partial funding pursuant to our rescission of the March 1, 2008 agreement. On August 20, 2010, we entered into a full and final settlement agreement with Cragmont whereby agreeing to accept a request for conversion of the principal portion of the original note pursuant to the March 2008 agreement in addition to forgoing the return of the $75,000 payment made by us in March 2010. In exchange, Cragmont has agreed to release all claims to 7,500,000 warrants previously in dispute.

e)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. Pursuant to the terms of the note, we are required to make monthly principal and interest payments of $3,300. As of September 30, 2010, the remaining principal balance was $78,745.

f)

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility geared specifically to our business. On November 10, 2009, we renewed our line of credit for an additional one-year term with Centurion through an “Amended and Restated Promissory Note”. Pursuant to the renewal terms, Centurion has increased our line of credit from $1,000,000 to $2,000,000 with periodic limited increases of $250,000 to a maximum of $2,500,000. Further, pursuant to the terms of the agreement, we agreed to issue 60,000 shares of our preferred Series “E” stock as a renewal fee valued at $25,500. In addition, the terms of the loan agreement require us to issue 720,000 shares of our preferred Series “E” as prepaid financing fees. During the nine-months ended September 30, 2010, we have drawn down $11,552,062 and repaid $12,272,638. As of September 30, 2010, the balance owed was $872,990.

We have recorded interest and financing expense totaling $55,204 and $53,875 for the three-months ended September 30, 2010 and 2009, respectively and $171,885 and $272,571 for the respective nine-month period.

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

During the nine-months ended September 30, 2010, Centurion elected to convert a total of 157,300 shares of their Preferred Series “E” stock in exchange for 7,865,000 shares of our common stock.

We authorized the issuance of 37,164 shares of our common stock to Centurion as financing fees in connection with our line of credit. As of September 30, 2010, 4,280 remained unissued. In addition, Centurion drew down 185,700 shares of our prepaid Series “E” preferred shares representing the balance of fees due for our financing activities. As of September 30, 2010, we recorded financing costs of $92,920 representing the fair value of all shares authorized. On October 7, 2010, the unissued shares totaling 4,280 were issued.

During the nine-months ended September 30, 2010, we issued 575,000 shares of our restricted common stock to various individuals for services performed for the Company. As of September 30, 2010, we have recorded consulting expense of $53,908, the fair value of the shares.

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

On August 20, 2010, we agreed to issue a total of 5,000,000 pursuant to the “Settlement and Mutual Release” with Cragmont Capital (See Note 3). Pursuant to the agreement, Cragmont elected to convert the original principal sum of $75,000 at a conversion rate of $0.015. The shares were subsequently issued on October 1, 2010.

Note 4 – Options and warrants

Options

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of September 30, 2009, 6,302,497 options have been granted, and exercised under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares.

On September 29, 2010, we issued options to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $0.057, equal to the trading price on the date of grant to a director for services provided to the Company. We recorded an expense in the amount of $11,249 the fair value of the options using the Black-Scholes pricing model.

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan as of September 30, 2010:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2010	-	$-
Options granted	200,000	0.057
Options cancelled	-	-
Options exercised	-	-
Balance, September 30, 2010	200,000	$0.057
Exercisable, September 30, 2010	200,000	$0.057

As of September 30, 2010, 1,082,295 shares have been granted and exercised under this plan.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan and subsequently on December 18, 2009, we authorized an additional increase of 10,000,000 shares to the plan for a total plan allocation of 15,500,000 shares. As of September 30, 2010, 14,499,997 options were granted and exercised under this plan.

During the year ended December 31, 2009, we issued options to purchase up to 5,859,130 shares of par value common stock at a weighted average exercise price of $0.055 per share for various consulting services received. We recorded an expense in the amount of $49,803 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2009, 1,359,130 options were exercised in exchange for cash in the amount of $74,502 and 4,500,000 remained unexercised.  As of September 30, 2010, the remaining 4,500,000 options were exercised for cash in the amount of $207,000.

The following is a summary of activity of outstanding stock options under the 2006 Stock Option Plan as of September 30, 2010:

Weighted
Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2010	4,500,000	$0.055
Options granted	-	-
Options cancelled	-	-
Options exercised	(4,500,000)	0.055
Balance, September 30, 2010	-	$-
Exercisable, September 30, 2010	$-	$-

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

On March 1, 2008, pursuant to a Note and Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) the company offered Cragmont the opportunity to purchase a warrant, which would have enabled Cragmont the right to purchase up to 7,500,000 shares of our common stock at an exercise price of $0.03 per share in exchange for cash. Cragmont did not purchase the warrant at the closing, which the Agreement required that it do, and therefore, the warrant remained unissued.  In the period ending September 30, 2009, anticipating Cragmont's purchase of the warrant we expensed the fair value of the warrants based on the Black-Scholes model as $62,501 using the following assumptions:  Strike Price $0.03; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%. In May of 2008, we severed our relationship with Cragmont as a result of their inability to meet the parallel funding commitments they had agreed to. InstaCare has rescinded its agreement with Cragmont based on a failure to perform as agreed. The rescission is evidenced in part by the full return of the partial funding in the amount of $75,000.

The following is a summary of activity of outstanding warrants as of September 30, 2010:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Balance, January 1, 2010	$9,133,340	$0.04
Warrants granted	-	-
Warrant cancelled(1)	(7,500,000)	0.03
Warrants exercised	833,335	0.03
Balance, September 30, 2010	$800,005	$0.08
Exercisable, September 30, 2010	$800,005	$0.08

(1) Warrant cancelled pursuant to August 20, 2010 “Settlement and Mutual Release” See Note 3.

Note 5 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. This space consists of approximately 2,300 square feet with a monthly rental fee of $4,170. On June 7, 2005, PDA Services Inc. and Pharma Tech Solutions, Inc. entered into an agreement for the right to use approximately 4,000 square feet of office, warehouse and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, 07065.

Rent expense amounted to $92,781 and $94,870 for the nine-months ended September 30, 2010 and 2009, respectively.

Contingencies

Given the nature and liability of our industry, we periodically review our litigation contingencies that may result from damaged product, product liability and the related legal fees. As of September 30, 2010, we have $205,500 accrued for these contingencies.

Note 6 – Subsequent events

On October 7, 2010, we issued 4,280 previously authorized shares, of our common stock to Centurion for September 2010, financing fees.

On October 7, 2010, we issued 5,000,000 previously authorized shares pursuant to the August 20, 2010 Settlement and Mutual Release” with Cragmont Capital.

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

In March 2010 we agreed to assist in a process that would bring various alternative at-home patient testing products to the U.S. market, thereby employing our growing distribution muscle to alternative diagnostic products that would service an almost $10 billion diabetes testing market, a market currently dominated by products manufactured and sold by Johnson and Johnson, Abbott Diagnostics, Roche Diagnostics and Bayer Healthcare. The first of these products has been given the trade name Genstrip.  Genstrip will compete in a market currently dominated by Johnson and Johnson. In 2010 it is estimated that this market will exceed $10 billion. The company believes its products offer a substantial cost advantage and is basing its value proposition for Genstrip on this advantage.

We have concluded three party agreements that grant the company’s Pharma Tech Solutions, Inc. subsidiary a five year term for the exclusive distribution of these diabetes diagnostic products.  We have begun pre-sales activities, accepting conditional orders for  the sale of Genstrip. These pre-sales orders have surpassed our expectations.  We have also entered agreement with a major U.S. retail chain of stores for the sale of Genstrip in retail markets and for their implementation, through their captive pharmacies, to Medicare Part D channels. We are currently in the process of implementing this agreement. The company has also been approached by several other retail chain stores. We anticipate several other large retailers to embrace Genstrip.

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

We have entered into nine partnerships with free-standing pharmacies in the states of New York, Maryland, New Jersey and Arizona. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We multiple inquiries from companies interested in partnering with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work.  The interested companies range from clinical testing laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. We are currently evaluating various proposals.  We have chosen one of these companies as a proposed partner and are in wide ranging discussions. We plan at least one additional proposed partnership.

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

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products. We are also gearing up for the launch of the first alternative at-home diagnostic product, expected in 4th quarter 2010.  In June 2010 the company executed a five year exclusive agreement with and among Shasta Technologies, LLC and Broadtree, Inc. for the exclusive distribution of this at-home diagnostic product. The product has been given the trade name of Genstrip.

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

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, the Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT business and sales of diagnostic products.  In the past, our real estate and hotel/motel objectives included building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests. We believe that this business model is still viable. However  we lack the capital and resources of those companies that currently offer electronic and media services to hotels and motels.

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

3.

Licensed distribution of diabetes diagnostics and supplies, where we will deliver our new alternative method diabetic testing strips, the first of these alternative method test strips being our Genstrip, which will be sold into into several healthcare channels, including retail markets andto Medicare Part D providers..

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

1.

Large publicly traded companies.

2.

PDA or “smart” Pad technology-based companies.

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

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. Our past experiences point to a business that displays certain seasonal trends.  In each of the last four operating years our order intake was concentrated in the first five months of the calendar year and to an identifiable degree in the months of October and  November.  Likewise, activity slowed during the months of July and August. One explanation for increased activity is that “active” months tend to correspond with the beginning of a prescription drug plan years, October and November being the first two months of the federal Medicare formularies, where new prescription drug cards are distributed by Medicare to their enrollees in Medicare Advantage, and again in the months of January and February where private insurers provide their new prescription “cards” along with new plan formularies (price schedules).  This tends to influence “stocking up” buying/ordering behavior during these months on the part of the patients who routinely order multi-month supplies.  The company believes that the seasonal trends in calendar year 2011 will be influenced heavily by the full build-up of its new at-home diagnostic testing product, Genstrip. Regarding Genstrip, the company believes it will reach full implementation of our recent agreement with a major retailer should lead to shipment of large quantities of product during our build-up/roll-out during the first quarter 2011 as the retailer builds stock. We also anticipate additional retailers to come to agreement with the company, further influencing the second quarter 2011.

Results of Operations for the three-months ended September 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the three-months ended September 30, 2010 compared to the three-months ended September 30, 2009.

INCOME:

	For the three-months ended September 30,		Increase (Decrease)
	2010	2009	$	%
Revenue	$4,751,956	$4,491,831	260,125	6%
Cost of Sales	4,269,723	4,180,858	88,865	2%

Gross Profit	482,233	310,973	171,260	55%

Gross Profit Percentage of Sales	10%	7%

Revenue and cost of sales

We recognized a slight increase in revenue and a 2% reduction in our cost of sales over the previous year’s comparable period.  The revenue increase of $260,125 together with a slight increase in cost of sales of $88,865, allowed for an overall increase in our gross profit margin of 55%. We have concentrated our efforts on establishing relationships with new suppliers in an effort to increase our profit margins. For the three-months ended September 30, 2010, we were able to increase our gross profit margin 3% through these efforts.

EXPENSES:

	For the Three-months Ended September 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative expenses	$92,393	$82,180	$10,213	12%
Consulting services	30,107	11,070	19,037	172%
Payroll expense	22,949	44,110	(21,161)	(48%)
Professional fees	68,291	11,646	56,645	486%
Total expenses	213,740	149,006	64,734	43%

Net operating income	268,493	161,967	106,526	66%

Other income (expense):
Financing costs	(46,790)	(24,133)	22,657	94%
Interest (expense)	(8,414)	(29,742)	(21,325)	(72%)
Settlement expense	(75,000)	-	75,000	-%
Gain on debt settlement	-	121,178	(121,178)	-%

Net income	$138,289	$229,270	$(90,981)	(40%)

General and Administrative Expenses

Our general and administrative expenses primarily consist of insurance premiums, office expense, and rent expense. During the three-month period ended September 30, 2010, administrative costs increased as a result of additional liability insurance purchased in connection with our overseas purchasing. In 2009, our premiums totaled $7,540 compared to $21,768 in 2010 representing approximately 75% of the increase in administrative expenses.

Consulting Services

We utilize the services of outside consultants for the purpose developing new sales markets and general business consulting. In the current three-month period, we paid $15,867 in cash to our business development consulting firm compared to $11,070 in the prior year comparable period, an increase of $4,797. In addition, we issued shares of our common stock and paid cash to several general business consultants. The fair value of the shares issued in the current quarter totaled $7,740 verses $0 paid in the previous year. Total cash paid was $6,500 compared to $0 in the same period of 2009.

Payroll Expense

Our payroll expense is comprised of both cash and share-based payments to our officers. During the three-month period ended September 30, 2010, we recorded cash paid to employees totaling $11,700 compared to $18,000 in the comparable period of the previous. This represents a decrease in cash compensation of $6,300 or 35%. Our significant decrease in compensation resulted from a decrease of $14,251 in share-based payments to our officers. In 2009, our board of directors granted 3,000,000 shares of our common stock, fair valued at $25,500 to two of our officers for services compared to 500,000 options being granted to a director in 2010 with a fair value of $11,249.

Our principal executive officer has forgone cash compensation until such point we have sufficient operating cash flows to meet additional payroll obligations. Historically, we have provided bonus compensation in the form of equity to our officers and directors for various services they have provided and we may consider an equity grant in the future.

Professional Fees

Professional fees include both legal and accounting fees paid in connection with our business activities and regulatory requirements. During the three-month period ended September 30, 2010 we recorded an estimate of $50,000 in unbilled legal expenses arising from various business activities primarily causing the significant increase of $56,645 over the previous year’s comparable period.

Total Expenses and Net Operating Income

As a result of our 10% increase in gross profit, we achieved net operating income of $268,493 compared to $161,967 in 2009. As we continue to expand our market share and develop relationships with more cost effective suppliers, we anticipate realizing continued net operating income

Financing Costs

Financing costs represent shares issued in connection with our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital. Our agreement with Centurion requires an interest payment equal to 5% of each advance. Finance payments are paid to Centurion through equity issuances of the company’s preferred and common stock. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing. Our costs attributable to these equity issuances increased from $24,133 to $46,790. An increase occurs as a result of increases in lending activity and the market price of our stock. We were advanced $4,757,870 during the third quarter of 2010 compared to advances of $3,780,079 in 2009. As we continue to build our working capital, we anticipate a continued decrease in the amount needed to finance our sales activities.

Interest Expense

Interest expense has declined significantly from $29,742 to $8,414 or 72%. The material decline comes from the accumulation of debt conversions during the first and second quarters of 2010 and debt forgiveness occurring in the latter half of 2009. Our decrease in principal debt owed at September 30, 2009 compared to September 30, 2010 is $451,114. The decrease in principal with an average interest rate of approximately 12% accounts for the material decrease in our interest expense over the prior year’s comparable period. We anticipate this amount to continue to decrease over the remainder of the current year as we pay-off remaining principal balances.

Gain on Debt Settlement and Settlement Expense

During the three-months ended September 30, 2009, we recorded a gain on debt settlement in the amount of $121,178 and a non-recurring event. In the three-month period of 2010, we entered into a “Settlement and Mutual Release” agreements with a lender. Pursuant to this agreement, we converted principal of $75,000 into shares of our common stock at a conversion price of $0.015. In addition to the conversion, we agreed to forgo the refund of $75,000 previously paid for a full release of liability. The $75,000 was recorded as a settlement expense in connection with the agreement.

Net Income

Our net income for the period ended September 30, 2010 decreased by $90,981 over the comparable period in the previous year. This is primarily attributable to the increase in financing cost and the settlement expense incurred during the three-month period.

Results of Operations for the nine-months ended September 30, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the nine-months ended September 30, 2010 compared to the nine-months ended September 30, 2009.

INCOME:

	For the Nine-months Ended September 30,		Increase (Decrease)
	2010	2009	$	%

Revenue	$14,132,488	$14,617,730	(485,242)	(3%)
Cost of Sales	12,726,605	13,682,098	(955,493)	(8%)

Gross Profit	1,405,883	935,632	470,251	33%

Gross Profit Percentage of Sales	10%	6.2%

Revenue

Our revenue for the nine-months ended September 30, 2010 decreased by $485,242 or 3% over the previous year nine-month period.  We attribute the slight decline to our change in product mix and target markets.

Cost of sales/Gross profit percentage of sales

Our cost of sales for the nine-months ended September 30, 2010 was $12,726,605 a decrease of $955,493, or 8% from $13,682,098 for the nine-months ended September 30, 2009.  The decrease in cost of sales during the current period is the result of relationship development with new suppliers who are able to provide more competitive pricing for our products. The utilization of new suppliers has allowed use to realize an increase in our gross profit as a percentage of sales from 6.2% for the nine-months ended September 30, 2009 to 10% for the nine-months ended September 30, 2010.

EXPENSES:

	For the Nine-months Ended September 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative	$253,929	$219,174	$34,755	14%
Consulting services	181,642	60,827	120,815	67%
Payroll expense	46,799	125,657	(78,858)	(169%)
Professional fees	130,156	71,660	58,496	45%
Total expenses	612,526	477,318	64,734	22%

Net operating income	793,357	458,314	335,043	42%

Other income (expense):
Financing costs	(121,963)	(128,688)	(6,725)	(6%)
Interest expense	(49,922)	(143,883)	(93,961)	(188%)
Other income	3,000	-	3,000	-%
Settlement expense	(75,000)	-	75,000	-%
Debt forgiveness	34,046	1,450,867	(1,416,821)	(4161%)
Total other income	(209,839)	1,178,296	(1,388,135)	(662%)

Net income	$583,518	$1,636,610	$(1,053,092)	(180%)

General and Administrative Expenses

General and administrative expenses for the nine-months ended September 30, 2010 were $253,929, an increase of $34,755, or 14%, from $219,174 for the nine-months ended September 30, 2009.  We have focused our business development towards targeted market areas for our diabetic testing products, as a result of this focused agenda, we have been able to streamline overhead utilizing only those resources that directly attribute to our sales growth. General and administrative expenses are expected to fluctuate throughout the remainder of the year.

Consulting Services

We have historically relied on outside consultants for assistance in business development and sales. As we are becoming more seasoned in our pharmaceutical product lines, we have been able to focus the resources available to us towards building and maintaining our market share. We expended $181,642 for consulting services compared to $60,827 during the same period in the previous year, representing an increase of 67%. The increase of $120,815 is primarily comprised of share-based payments fair valued at $100,103.

Payroll expense

During the nine-months ended September 30, 2010 our payroll expense was comprised of cash totaling $35,550 and equity of $11,249 compared to $39,000 in cash and $85,500 in equity for the comparable period in 2009. As our sales continue to grow, we anticipate our payroll expense will also increase at a pro rata rate.

Professional Fees

Our professional fees consist of legal, accounting and expenses associated with being a fully reporting public company. Our fees for these services increased for the nine-month period by $58,496 from $71,660 in 2009 to $130,156 for the nine-month period ending September 30, 2010. During the period ended September 30, 2010 we recorded an estimate of $50,000 in unbilled legal expenses arising from various business activities causing the significant increase.

Total Expenses

Our total operating expenses increased $135,208 or 22% for the nine-months ended September 30, 2010 when compared to the same period a year ago. The increase is directly related to additional consulting and legal fees paid in 2010 compared to 2009.

Net Operating Income

We had net operating income in the amount of $793,357 for the nine-months ended September 30, 2010, versus a net operating income of $458,314 for the nine-months ended September 30, 2009.  As we maintain our business focus toward building sales and minimizing unnecessary overhead, we are hopeful to continue with positive earnings results.

Financing Costs

Financing costs for the nine-months ended September 30, 2010 were $121,963, a decrease of $6,725, or 6%, from $128,688 for the nine-months ended September 30, 2009.  Financing costs result from our revolving line of credit with Centurion Credit Resources LLC. This agreement allows us the necessary capital to finance and turn our inventory creating an ability to generate revenue we had not previously had due to our significant deficiencies in working capital.  Interest payments are paid to Centurion in the form of cash, calculated by multiplying the company’s outstanding balance of loans made by Centurion by 2% per month.  A bonus of 20% of the company’s margin on each transaction is also paid to Centurion. Shares of our common stock are paid to Centurion as a bonus on qualifying transactions. The ability to pay in shares allows us to build our own working capital through the gross profit received on each sale with the anticipation of limiting the necessity for future working capital financing.

Interest Expense

Interest expense has declined significantly from $143,883 to $49,922 or 188%. The material decline is the result of debt conversions during the first and second quarters of 2010 and debt forgiveness occurring in the latter half of 2009. Our decrease in principal debt owed at September 30, 2009 compared to September 30, 2010 is $451,114. The decrease in principal with an average interest rate of approximately 12% accounts for the material decrease in our interest expense over the prior year’s comparable period. We anticipate this amount to continue to decrease over the remainder of the current year as we pay-off remaining principal balances.

Net Income

Our net income for the nine-months ended September 30, 2010, was $583,518 compared to $1,636,610 from our previous year. This was solely attributable to the change in gain on debt settlement of $1,450,867 recorded during the nine-month period ended September 30, 2009.  An omission of the non-recurring gains on debt settlement in both periods would result in net income of $549,472 and $185,743, respectively. This is an overall increase in net income of $363,729 or 196%.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$4,439,072	$4,302,987	$136,085	3%
Current Liabilities	1,362,738	2,731,879	(1,369,141)	(50%)
Working Capital	$3,076,334	$1,571,108	$1,505,226	96%

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

Through September 30, 2009, MAG had converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.  Subsequently MAG attempted to convert shares without seeking the company’s concurrence, a breach of the agreements.  On several occasions, MAG succeeded. In addition, MAG pre-sold shares that would have resulted from conversions, a breach of the anti-short sale provisions of the agreements.  On October 8, 2008 the company received a letter from Kroll (BVI) Limited of the British Virgin Islands (“Receiver” or “Liquidator”) informing the company that the Monarch Pointe Fund, Ltd (“Monarch”) had lapsed into receivership and/or liquidation. The company was advised to cease all written and/or oral communications with MAG Capital, LLC.

Beginning in late 2009 we have received and exchanged additional letters regarding this liquidation whereupon the Liquidator made specific demands for certain stock and repayment of a certain Promissory Note.  However these demands were never made specific enough for the company to respond in any way other than to ask the Liquidator to provide full documentation supporting their alleged claims.  Subsequently on June 24, 2010, Monarch Point Fund, Ltd. (in receivership) brought an action in federal district court against Instacare Corp., Keith Berman and Robert Cox. The company and Mr. Berman intend to vigorously defend this suit and also intend to file counterclaims in this matter. On August 12, 2010 we received an initial  settlement offer through the counsel for the Liquidator. Subsequently there have been additional offers and counter-offers. Among other stated issues these offers of settlement will bring an end to the litigation.

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

Since August 3, 2006, the Company has not had contact with any of the Pinnacle Fund management or attorney in fact.  We did not deliver the shares called for under the July 1, 2006 extension after being advised by the fund management to “stand still. Other shares previously issued remain. On September 23, 2007 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other incarcerated.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. As of September 30, 2010, we have draw down $7,137,380 and repaid $7,514,678.  We believe the existing facility is sufficient to finance our at home diabetes diagnostics business for revenues up to $15.0 million per quarter. In June 2010 we began discussions with Centurion for an additional $6.0 million credit facility to provide available credit to finance sales of our new at-home testing diagnostic product. We expect to conclude this additional arrangement with Centurion during 3Q 2010. We are also entertaining additional proposed credit facilities with various hedge funds, commercial banks and a religious fund.

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

The warrant transaction was conditioned upon Cragmont purchasing the warrant at closing. No agreement was ever reached with Cragmont as to the purchase price for the warrants, and they were never purchased by Cragmont at the closing. During the year ended December 31, 2008, we terminated our relationship with Cragmont. On March 10, 2010, we issued payment in the amount of $75,000 to Cragmont, representing the return of partial funding pursuant to our rescission of the March 1, 2008 agreement. The company entered formal settlement discussions covering the remainder of the agreement in dispute in July 2010 and completed the settlement in October 2010.

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

As of September 30, 2010, our cash balance was $181,087. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period-of-time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices such as smart cell phones and commercial computer networks. Healthcare, especially those segments where the company competes, is very litigious. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues.  In addition, the company accrues contingent legal fees and product liability fees. As of September 30, 2010 and December 31, 2009, these accruals totaled $205,500 and $305,500, respectively.

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

The written agreement with Cragmont was signed in the first quarter of 2008. The Company raised various affirmative defenses to Cragmont’s claims, including claims of breach of contract and misrepresentation, and has sought to rescind the entire agreement. The Company terminated a portion of its relationship with Cragmont for cause, in May 2008. The Company believes that Cragmont breached its obligations in connection with the promised parallel financing transactions. The Company would not have entered into the March 2008 agreement but for the representations of Cragmont concerning the parallel finance transaction[s].

In March 2010, and as part of its recession, the company has returned the $75,000 it received as consideration in the transaction. On October 1, 2010 the parties entered into a final settlement thereby bringing an end to the litigation.

Monarch Pointe Fund, Ltd (BVI) in receivership vs. instaCare Corp. et al.

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against Instacare Corp., Keith Berman and Robert Cox alleging conversion by InstaCare of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. Although it is too early to determine the course of this litigation the company and Mr. Berman intend to vigorously defend this suit and also intend to file counterclaims against the fund in receivership and others. On August 12, 2010 the company received an initial formal settlement offer through the counsel for the Liquidator. Subsequently there have been additional offers and counter-offers. Among other stated issues these offers of settlement are intended to bring an end to the litigation.

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

On July 19, 2010, we issued 4,753 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our CFO/directors on several occasions prior to its investment decision.

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

On September 2, 2010, we issued 1,854 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 2, 2010, we issued 40,000 shares of our restricted common stock to two individuals for services performed for the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Subsequent Issuances after Quarter End

On October 7, 2010, we issued 4,280 shares of our restricted common stock to Centurion Credit Resources as financing fees in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 7, 2010, we issued 5,000,000 shares of our restricted common stock for the conversion of $75,000 in principal debt pursuant to a “Settlement and Mutual Release”. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2010.

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

Date: November 16, 2010