Form 10-K/A
period 2010-12-31
instaCare Corp.
filed 2011-03-24
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes      . No  X .

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

instaCare. is filing this Amendment  No. 1 to Form 10-K (the “Amendment”) to amend its annual report for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 12, 2010 (the “Annual Report”). The purpose of this Amendment is to revise the Annual Report to reflect expanded disclosure, compliant audit report, and the inclusion of additional exhibits. The amendment is the result of review of the Registrant’s Form 10-K by the Securities and Exchange Commission in November 2010. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Annual Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Annual Report for the fiscal year ended December 31, 2009.

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

Advancing the Practice of Medicine at the Point of Care

We are also a developer of products that offer unique solutions in medical care and management by providing physicians with essential information instantaneously as they meet with their patients.  Unlike other medical information systems using standard computer terminals, we use smart cell phones as the information delivery vehicle that allow physicians to carry access and update their patients’ histories (EMR), medication data, and best care guidelines – all at the point of care – streamlining and revolutionizing the practice of medicine.

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

Recent Sales ofn Unregistered Securities

On January 15, 2009, we issued 110,202 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $1,102, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 15, 2009, we issued 40,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $40,000, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 31, 2009, we issued 21,762 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $2,176, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 31, 2009, we issued 42,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $20,350, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On April 20, 2009, we issued 770,524 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $10,548, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 20, 2009, we issued 1,500,000 shares each , of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $15,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On April 20, 2009, we issued 1,750,000 shares of our common stock valued at $17,500 for services rendered to the Company by Accuity Financial Inc., an accounting services provider. The shares were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On May 13, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $5,000. . We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On May 13, 2009, we issued 3,225 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $32, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 13, 2009, we issued 5 0,000 and 10,000 shares of our restricted common stock valued at $600 to Svet Milic and Michael Ambrosia, respectively for market consulting services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On May 13, 2009, we issued 17,800 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $8,900, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 2, 2009, we issued 25,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $12,216, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 2, 2009, we issued 128,520 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $1,256, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 2, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $5,000. . We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On July 8, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $5,000. for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On July 8, 2009, we issued 296,811 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $2,339, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On July 8, 2009, we issued 25,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $12,500, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 13, 2009, we issued 13,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $5,525 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 13, 2009, we issued 21,256 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $181 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 13, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $4,250.  for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On September 11, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $4,250.  for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On September 11, 2009, we issued 4,750 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $58, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 11, 2009, we issued 12,600 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $7,664, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 7, 2009, we issued 20,000 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $10,763, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 7, 2009, we issued 6,141 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $56, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 7, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $4,250.    for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On November 4, 2009, we issued 23,741 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $237, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 4, 2009, we issued 16,700 shares of our Series E Preferred Stock to Centurion Credit Resources as financing fees valued at $8,350, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 11, 2009, we issued 149 , 0 91 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $2,267, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 18, 2009, we issued 60,000 shares of our Series E Preferred Stock to Centurion Credit Resources as a renewal fee valued at $25,500, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On November 23, 2009, we issued 1, 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $15,000 for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On November 23, 2009, we issued 2,990,000 shares of our restricted common stock to Centurion Credit Resources in connection the conversion of 59,800 shares of Series E preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 7, 2009, we issued 1,250,000 shares of our restricted common stock to Centurion Credit Resources in connection the conversion of 25,000 shares of Series E preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 14, 2009, we issued 4,100 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $231, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 8, 2009, we issued 720,000 shares of our Series E Preferred Stock to Centurion Credit Resources to be escrowed as collateral in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuances subsequent to year end

On January 4, 2010, we issued 22,118 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $231, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On January 20, 2010, we issued 1,250,000 shares of our restricted common stock to Centurion Credit Resources in connection the conversion of 25,000 shares of Series E preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On February 8, 2010, we issued 8,402 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $102, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On February 8, 2010, we issued 25,000 shares each of our common stock to William Walling, a marketing consultant for the exercise of options previously granted pursuant to the terms of our incentive stock option plans. The shares were registered in a Registration Statement on Form S-8POS filed on December 18, 2009.

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

EXPENSES:

	For the Year Ended December 31,
	2008	2006	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative expenses	$296,927	$258,937	$37,990	15%
Consulting services	116,927	159,956	(43,029)	(27%)
Payroll expense	166,549	279,155	(112,606)	(40%)
Professional fees	81,262	85,871	(4,609)	(5%)
Depreciation	-	36,250	(36,250)	-
Total expenses	661,665	820,169	(158,504)	(19%)

Net operating income	918,006	658,344	259,662	39%

Other income (expense):
Financing costs	(407,269)	(245,813)	(161,456)	66%
Interest expense	(172,248)	(224,758)	52,510	(23%)
Contingencies	(105,000)	-	(105,000)	-
Debt relief	1,450,867	-	1,450,867	-
Total other income (expense)	766,350	(470,571)	1,236,921	(263%)
Net income	$1,684,356	$187,773	$1,496,583	797%

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

Las Vegas, Nevada

April 12, 2010

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

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Dividend Payable	Accumulated (Deficit)	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	225,386	$ 227	29,200,026	$29,200	$17,459,200	$ 3,700	$ -	$(105,000	$292,392	$(19,709,747	$ (2,030,030

Shares previously authorized	-	-	3,700,294	3,700	-	(3,700)	-	-	-	-	-
Warrants issued for services	-	-	-	-	12,853	-	-	-	-	-	12,853
Shares issued for services	-	-	8,416,775	8,418	138,536	-	-	-	-	-	146,954
Shares issued for financing	66,940	67	5,287,403	5,287	183,232	2,046	-	-	-	-	190,932
Warrants issued for financing	-	-	-	-	62,501	-	-	-	-	-	62,501
Shares issued for licensing	-	-	240,000	240	4,560	-	-	-	-	-	4,800
Amortization of prepaid compensation	-	-	-	-	-	-	-	105,000	-	-	105,000
Dividend payable	-	-	-	-	-	-	-	-	178,918	(178,918)	-
Net income	-	-	-	-	-	-	-	-	-	187,773	187,773
Balance, December 31, 2008	292,326	294	46,844,498	46,845	17,860,880	2,046	-	-	471,310	(19,700,892)	(1,319,517)

Shares previously authorized	-	-	-	-	2,046	(2,046)	-	-	-	-	-
Options issued for services	-	-	-	-	92,225	-	(46,113)	-	-	-	46,112
Shares issued for services	-	-	13,810,000	13,810	119,790	-	-	-	-	-	133,600
Shares issued for financing	276,600	276	1,562,241	1,562	390,759	-	-	-	-	-	392,597
Shares issued for renewal	60,000	60	-	-	25,440	-	(21,250)	-	-	-	4,250
Options exercised for cash	-	-	4,850,000	4,850	261,650	-	-	-	-	-	266,500
Conversion of preferred Series “E” stock	(191,710	(192	9,585,500	9,586	(9,393	-	-	-	-	-	-
Cancellation of preferred	(225,000	(225	-	-	225	-	-	-	-	-	-
Series “E” Escrow	720,000	720	-	-	(720	-	-	-	-	-	-
Cancellation of dividends	-	-	-	-	-	-	-	-	(471,310	471,310	-

Related party debt cancellation	-	-	-	-	11,598	-	-	-	-	-	11,598
Net income	-	-	-	-	-	-	-	-	-	1,684,356	1,684,356

Balance, December 31, 2009	932,416	$ 933	76,652,239	$76,653	$18,754,500	$ -	$ (67,363	$ -	$ -	$(17,545,226	$ 1,219,496

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$1,684,356	$187,773
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	133,600	150,653
Shares issued for license fees		800
Shares issued for financing	392,597	253,434
Options and warrants issued for services	46,112	12,853
Amortization of options issued for services	-	105,000
Amortization of financing fees	14,671	-
Depreciation	-	36,250
Debt forgiveness	(1,450,867)	-
Contingent liabilities	105,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,556,042)	(1,387,565)
Inventory	677,961	(581,511)
Prepaid expenses	(393,909)	(7,200)
Other assets	3,412	(10,421)
Accounts payable	44,078	(83,002)
Accrued interest	153,606	193,700
Accrued expenses	(37,815)	122,241
Net cash (used) by operating activities	(183,240)	(1,006,995)
Cash flows from financing activities
Proceeds from line of credit	17,057,213	13,527,068
Payments on line of credit	(16,997,245)	(12,460,513)
Proceeds from note payable - related party	-	1,500
Payments on notes payable	(15,134)	(29,205)
Issuance of common stock	266,500	-
Net cash provided by financing activities	311,334	1,113,850
Net increase in cash	128,094	106,855
Cash – beginning	111,208	4,353
Cash – ending	$239,302	$111,208

Supplemental disclosures:
Interest paid	$13,464	$19,582
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for services	$133,600	$150,653
Options and warrants issued for services	$46,112	$12,853
Shares issued for financing	$392,597	$253,434

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

b)

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC, later changed to MAG Capital, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Through June 30, 2008, MAG had converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.  Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. However, prior to the expiration of the warrants MAG ordered the company to transfer the warrants originally issued to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. to MAG Capital, LLC., in breach of the agreements.   On October 8, 2008, the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership and/or liquidation. The company was advised to cease all communications with Monarch Pointe Fund, Ltd. and MAG. Subsequently we were informed that Mercater Momentum Fund, LP lapsed into receivership and liquidation.  As a result of these events, we have recorded debt relief of $ 121,178 representing the unpaid principal of $ 87,309 and accrued interest of $33,869 due to MAG’s ceased operations and prior to that a two-year lack of confirmation as well as the agreements breaches involving forced conversion and pre-selling of shares not yet issued. We have further cancelled all Series “C” preferred share previously issued. The company remains in communication with the liquidator for Monarch Pointe Fund, Ltd.

c)

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum, which matured on December 24, 2006. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock, which can be sold by the lender as a means to repay the balance due. As of December 31, 2009, Pinnacle has sold 924,948 escrow shares valued at $406,215, which has been applied to accrued interest and the principal balance of the note.  Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after having been advised by the fund management to “stand still.” On September 23, 2009 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other has been incarcerated for an undetermined amount of time. Given the aforementioned facts and circumstances, during the year now ended, we have recorded additional debt forgiveness in the amount of $ 1,329,689 representing the unpaid principal of $ 920,379 and accrued interest of $409,310 .

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

In connection with the preparation of this Report, Keith Berman, our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation our Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2009. Our remediation of the deficiency entailed engaging the services of an independent third party with expertise in regulatory compliance requirements for smaller public companies. All subsequent filings will be reviewed for accuracy and completeness prior to submission.

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

Our shareholders elect our directors annually and our board of directors appoints our officers annually. As of the date of this filing, we have not held an annual meeting. All current diectors have been held over until such time the annual meeting is held. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

Keith Berman has served as President, Chief Financial Officer, Secretary, Treasurer and Director of the Company since January of 2003. For over the past 15 years, Mr. Berman has been involved in the development of healthcare software including Intranet and Internet systems. From July 1999 to present, Mr. Berman has held the position of President, founder and director of Caredecision.net, Inc. a private company engaged in e-health technology development. From March 2001 through June 2002 Mr. Berman also held the Position of President and Director or Medicius, Inc. From January 1996 to June 1999 Mr. Berman was the President and founder of Cymedix, the operating division of Medix Resources, Inc., now Ramp Corp. (RCO). Cymedix was a pioneer company in what was then known as i-health (Internet healthcare) now the e-health industry. Mr. Berman’s professional background provides the Company with business management experience and an in depth knowledge of our industry. Mr. Berman received a BA in 1975 and an MBA in 1977, from Indiana University.

Robert Jagunich has served as a Director of the Company since January of 2003. Mr. Jagunich has 27 years of experience in the medical systems and device industry. From August 1992 to present, he has held the position of President at New Abilities Systems, a privately held manufacturer of advanced electronic systems used in rehabilitation. He also provides consulting services to companies such as Johnson and Johnson and has served as a senior executive in such publicly held companies as Laserscope and Acuson. From April 1996 to December 1997 Mr. Jagunich acted as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc., and later , Ramp Corp. (formerly AMEX:RCO). Mr. Jagunich’s professional focus on medical devices as well as the professional relationships he has developed throughout his career provides the Company with opportunities to expand current markets and utilize additional product resources not previously available. He received his BS in 1969, and his MS and MBA in 1971, from the University of Michigan.

William Lyons has served as a Director of the company from January 2003 through October 2003 and most recently from January 2010 to the present time.  Mr. Lyons is currently President and COO of Beacon Medical, Inc. a company specializing in the development, manufacturing, marketing and distribution of medical devices and instruments targeted primarily to the Plastic Surgery medical specialty. Prior to that, Mr. Lyons was co-founder, Executive Vice President and Director of BioElectronics Corporation. Mr. Lyons has successfully performed as President or Executive Vice President of several healthcare start-up communication technology and digital integration corporations. Mr. Lyons has also served in various executive positions for several fortune 500 companies such as American Sterilizer Company, Everest and Jennings and Allscrips. Mr. Lyon’s professional experience with start-up companies in the medical technology industry as well as his knowledge in finance provide the Company with guidance in capital formation and sustainability. He holds an MBA in finance and a BA in Philosophy.

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

Item 11. Executive Compensation

The following table sets forth information the remuneration of our Principal Executive officer for the years ended December 31, 2009 and 2008 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman,	2009	$-0-	-0-	$57,750	-0-	-0-	-0-	-0-	$57,750
CFO and PEO (1) (2)(3)	2008	$-0-	-0-	$52,500	-0-	-0-	-0-	-0-	$52,500

(1)

Mr. Berman has served as Chief Financial Officer since January 2003 and as Principal Executive Officer since August 2006.

(2)

During the fiscal years ended December 31, 2009 and 2008, Mr. Berman received 6,000,000 and 3,250,000 shares of our common stock, respectively. The fair value of each award was calculated utilizing the trading price of the Company’s stock on the date of grant.  There have been no forfeitures during the year,

(3)

As a result of our limited cash flow, Mr. Berman has agreed to accept stock awards as his sole compensation until such time the Company has the necessary resources available to provide a traditional compensation plan. All awards are granted by the board of directors without vesting or performance requirements.

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

(1)

Amount represents the aggregate fair market value of shares of common stock issued for services as a Director in accordance with FASB ASC Topic 718 , as discussed in Note 11 to the audited financial statements included in this report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01
3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01
3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02
3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01
10.1	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05
10.2	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05
10.3	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05
10.4	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05
10.5	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05
10.6	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05
10.7	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05
10.8	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05
10.9	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05
10.10	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05
10.11	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05
10.12	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05
10.13	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05
10.14	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05
10.15	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05
10.16	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05
10.17	Secured Promissory Note – Monarch Pointe Fund, LTD – August 25, 2005		8-K		10.3	10/21/05
10.18	Amended and Restated Promissory Note – Centurion Credit Resources LLC – November 9, 2009	X
23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm – Form S-8	X
31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

instaCare Corp.

By:	/s/ Keith Berman

Keith Berman, Chief Financial Officer

Date: March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	March 23, 2011
Keith Berman	President, Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	March 23, 2011
Robert Jagunich