Form 10-K
period 2010-12-31
instaCare Corp.
filed 2011-04-15
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code (805) 446-1973

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporation Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter. $4,291,842 based on a share value of $0.04.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 107,296,052 shares of common stock, $0.001 par value, outstanding on March 28, 2011.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•

deterioration in general or regional economic, market and political conditions;

•

our ability to successfully compete in the pharmaceutical supply industry;

•

increased competitive pressures from existing competitors and new entrants;

•

increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•

loss of customers or sales weakness;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

inability to efficiently manage our operations;

•

inability to achieve future sales levels or other operating results;

•

the unavailability of funds for capital expenditures;

•

the other risks and uncertainties detailed in this report.

In this form 10-K references to “instaCare”, “the Company”, “we,” “us,” and “our” refer to instaCare Corp. and its wholly owned operating subsidiaries, Decision IT, Pharma Tech Solutions, Inc., PharmTech Direct Corp., and PDA Services, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.instaCare.net. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at instaCare Corp, 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

PART I

Item 1. Business.

Overview

instaCare Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor. Diagnostic test kits and at-home patient testing products are regulated by the U.S. FDA in a manner similar to prescription drugs but the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have recently begun gearing up to introduce a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose, a $20 billion worldwide market. Shasta Genstrip will compete directly with the largest platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans.

Typically, and except for our own Shasta Genstrip, which is an alternative product, we distribute name brand products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service value added provider of products and services to an ever-growing market.

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

We have entered into eight partnerships with freestanding pharmacies in the states of New York, Maryland, New Jersey and Arizona. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We have received multiple inquiries from companies interested in perhaps partnering with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work.  The interested companies range from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. All of these companies are much larger than instaCare. We may or may not entertain additional proposed partnerships Our implementation of the cell phone centric technologies has been hindered by the slow implementation of regulations, protocols and data formats by the Federal government.

We currently employ five full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain two full-time and seven part-time positions between our properties located in Florida, Arizona, California and New Jersey.  These positions are for sales and marketing, distribution and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.instaCare.net.

Business Development

We were originally incorporated in the State of Nevada on March 2, 2001 as ATR Search Corporation (“ATR”). In June of 2002, ATR merged with Medicius, Inc. whereby Medicius remained as a wholly owned subsidiary of ATR. Following the merger, operations of Medicius were conducted through ATR and the former operations of ATR were conducted through CareTechnologies, LLC, a wholly owned subsidiary of ATR. Under the terms of the merger agreement, the stockholders of Medicius received 412,110 shares of ATR’s common stock and 103,028 warrants in exchange for 100% of the outstanding shares of Medicius’ common stock. Medicius remained an operating entity from the closing of the merger until September 30, 2007. On August 2, 2002, we amended our Articles of Incorporation to change our name from ATR to CareDecision Corporation. CareTechnologies, LLC was dissolved on May 20, 2003, but CareDecision continued conducting all operations of CareTechnologies. On November 19, 2004, we incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc. In March 2006, we incorporated an additional Nevada corporation subsidiary, Pharmtech Direct Corp.  In May 2008, we incorporated an additional Nevada corporation subsidiary, Decision IT Corp.

On April 1, 2005, we amended our Articles of Incorporation to change our name from CareDecision Corporation to instaCare Corp.

OUR BUSINESS

From April 1, 2005 through November 15, 2009, we focused our business attention towards providing prescription and non-prescription diagnostics, at-home testing and medical/surgical products through several medical distribution channels. Our secondary business objective has been to provide medical information technology (IT) for use with Internet-based communication, and network software systems and applications, that originally resided and functioned through Microsoft Windows CE-Based PDAs (Personal Data Assistants), which are popular and commonly available from most major computer brand name companies such as Sony, Dell, IBM and Palm -to the medical fields and the lodging industries.  In May 2009, the company began the port of its technologies and software from then current PDA based products to late generation smart cell phones. This re-development was completed November 12, 2009.  Subsequently the company filed patent applications in February 2010 to secure its latest product developments. In May 2009 the company entered into an agreement to distribute, on an exclusive basis, a new diagnostic product in the developmental stage manufactured by Shasta Technologies, LLC (“Shasta”).  This diagnostic product was specifically designed to compete in the diabetes testing market against the largest platform manufacturer of at-home diabetes testing products.  Due to delays in the processes that would bring this diagnostic product to market, in January 2010, management began negotiations with Shasta to secure a perpetual and exclusive license to the diagnostic product known as Shasta Genstrip.

On March 31, 2010 the company came to agreement with Shasta and as a result of this new agreement, memorialized on April 8, 2010, the company now has complete control over the regulatory process, manufacturing process, customer support, and worldwide distribution. The market for at-home diagnostic testing, primarily blood glucose testing by diabetics and suspected diabetics, is estimated to be $20 billion worldwide.  The company anticipates achieving significant market share and if successful would become the fifth largest product distribution company in a market where there are over one hundred different product platforms sold, but where four companies control over 90% of the total sales.

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products, and later in the 2nd quarter 2010, the sales and distribution of Shasta Genstrip. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart e-cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device.

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

2.

Combining our newly acquired wholesale and retail drug distribution with our cell phone centric technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

3.

The practice of specializing in the distribution of brand-name medical diagnostic and medical disposable products associated with the on-going care of diabetes-inflicted patients now that our new proprietary diagnostic product Shasta Genstrip is coming to the market.

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, our Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT and medical distribution businesses.  We have recently received several inquiries. In the past when we had market focus on the hotel/motel industry, our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Prescription and Non-prescription Diagnostics Distribution

Our medical distribution business has allowed us to specialize in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Included in our current business plan is the distribution of wound care, ostomy and post-surgical products to diabetes-inflicted patients and other parallel markets. We have also just entered into a broad-based agreement with Shasta Technologies, LLC where we will have exclusive rights to their Shasta Genstrip diagnostic product that we anticipate achieving significant market share in the $20 billion annually at-home testing market for chronically afflicted patients, most commonly diabetics.

Specializing in rapid delivery of prescription and non-prescription diagnostic products, we are in the final stages of augmenting our distribution business by creating a nationwide network. Through a proprietary use of the Internet, we have completed a pharma distribution management system that allows our mail order pharmacy to begin the servicing of the 30+ million Americans who are either uninsured or underinsured. Since 2005 one of our target markets has been the same patient base targeted by the national healthcare reform legislation signed into law.  In that regard, we have a head start and expect to reap rewards in the months ahead.

Our medical distribution efforts are directed towards practitioners who treat long-term care patients, the uninsured and underinsured. This concept already has enlisted organizations that manage or finance the indigent practices of more than 2,500 doctors. We are establishing our first fulfillment center to service these uninsured and underinsured patients in Phoenix, Arizona. We have also secured, through a strategic partnership the use of a retail prescription license to transact prescription fulfillment in Arizona. We have also partnered with eight pharmacies, piggybacking our business model onto their licenses for the distribution of medical and pharmaceutical products.

By using wireless technology to link our centrally located prescription and non-prescription diagnostics distribution centers are positioned to bring economic and administrative efficiencies to the projected $8 billion marketplace for delivering prescriptions to the uninsured and underinsured.

The at home testing and direct to patient diagnostics markets include millions of existing patients – that are often subsidized or funded by government benefits.  For us, this is a developing enterprise moving forward to take advantage of the tremendous opportunity created by the national healthcare reform recently signed into law.  In addition to our existing medical distribution focus, we also acquired and can employ a proprietary, retail mail order methodology for the distribution of other healthcare supplies

Prescription and Non-prescription Diagnostics

The prescription and non-prescription diagnostics business is often subsidized or funded by government benefits, this business model being popularized even before the recent healthcare reform laws. With the advent of what is known as Medicare Part D in 2006, the entire direct to patient service market seems to be aggressively moving to take advantage of the tremendous opportunity in direct to patient solutions via direct mail order distribution of prescription and non-prescription diagnostics and related products/supplies. There are many market leaders in these endeavors. However, the most aggressive participant is Walmart, with their $4 generic prescription plan.  The company’s subsidiary Pharma Tech Solutions, Inc. has executed a Supplier Agreement with Walmart for their sale of the new Shasta Genstrip product.

We originally acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies. We are focusing our distribution activities to patients who lack prescription drug coverage and patients who qualify for government or institutional programs such as Medicare, Medicaid, children’s health insurance programs and long-term care institutions and organizations.

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

Prescription and Non-prescription Diagnostics Methods

To augment our drug distribution efforts our subsidiary Pharma Tech Solutions, Inc. entered into a series of strategic partnerships with pharmacies in throughout the state of Arizona.  Through these strategic partnerships we have eliminated the need to expend our capital resources building what would have amounted to duplicate pharma distribution facilities. The strategic partnership model has met and exceeded our expectations and in April 2009, we expanded the Arizona model and entered into a strategic partnership with pharmacies and licensed durable medical goods distributors in the states of California, Maryland and Michigan.

PDA Services, Inc.

In May of 2009, we renewed our agreements originating in 2005, through our subsidiary PDA Services, Inc. with Mr. Svetislav Milic. Pursuant to these agreements, Mr. Milic, has conveyed, free and clear of all liens, encumbrances and liabilities, the wholesale drug distribution license (License Number 5003178) granted to Mr. Milic by the State of New Jersey, and all rights and benefits thereto, plus the goodwill and know-how of Mr. Milic, and other related rights including the use of Colonia’s Medicare Provider Identification Number granted the Licensee by virtue of this conveyance. Unless otherwise agreed to, Mr. Milic shall remain the control party of the transferred license for a period of three years after transfer, registration and conveyance.  This agreement has been renewed twice since the initial term expired.

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

Implicit to our medical marketing strategy is the contracting of state Medicaid and welfare programs, pharmacy benefit management entities, and medical case management entities within a targeted region that provides for system integration to our products and services. Once the network has been established our IT driven mail order pharmacy services will be distributed to those physicians included within the Medicaid or welfare agency Provider Network. We will rely on those contracted agencies to support and assist in the distribution of the product to the physicians.

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

In addition, we market our MD@Hand™ and MD@Work™ software application, which also leverages the connectivity of smart cell phone devices via the Internet. This first-in-class smart cell phone software application offers the user access to job specific information (I.E. patient histories or databases), instant messaging, and prescription fulfillment for pharmacists. Our versatile, smart cell phone-based software application is also used in other, information-intensive industries.

Our proprietary ResidenceWare™ is a similar collection of Internet-enhanced communication, integration, and networking tools developed for the real estate marketplace in cooperation with prominent commercial and residential real estate management companies.  Numerous sales professionals, lodging managers and hoteliers currently use the software to access such information as tenant histories and property databases, as well as for instant messaging directly with occupying tenants. In March 2010 the company’s Board of Directors authorized the sale of the Residenceware technologies and customer list. Only recently have we received inquiries for the license of this technology suite.

MD@Hand and MD@Work

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

•

Medical data on one or multiple smart cell phones and by reducing paperwork and phone time

•

Improves quality of care by providing timely information including Best Care Guidelines to help assure an excellent standard of care.

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

Dependence on a Few Major Customers

We generated revenues primarily through our medical prescription and non-prescription pharmaceutical distributions from six companies. We maintain strategic relationships with these companies whereby these companies place orders and then we service these orders and supply product directly to the patients and/or those entities where the patients reside. We then accept assignment for the billing and future servicing of these patients. We maintain relationships with these original five resellers but have also added ten additional customers and books of business with institutional care clients whereby we sell product and then receive revenues form the direct filing of reimbursement claims with medical insurance companies. In the future, we expect the majority of the growth in our business to come as a direct result of our direct to patient distribution.

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

American Recovery and Reinvestment Act of 2009: The American Recovery and Reinvestment Act of 2009 stimulus funding of 2009, has allocated $20 billion for healthcare IT investment. Some of this funding will provide direct incentives to physicians and hospitals and should ensure aggressive implementation of new patient information systems starting in 2011. Spending on instaCare’s type of advanced health information technology is anticipated to be greatly expanded due to the ARRA of 2009 increasing our market potential.

Personnel

We currently employ five full-time employees and nine sales and service representatives. No full-time employees are covered by labor agreements or employment contracts.

IT Patents, Proprietary Rights and Licenses

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices.

The systems allow for patient information to be gathered from multiple authorized sources and then this information is provided at the point-of-care, and coordinated and compared with prescription formulary compliance, medical services providers and their payers’, and multiple-rules based treatment plans provided by various sources (content). Patient case and episode information and care management, in coordination with the implementation of substantially paperless ordering and fulfillment of lab tests, prescriptions and referrals, is made available to attending health care professionals and support personnel via networked computer systems and smart cell phone systems running our proprietary software methods. The inventive system includes, in seamless essentially real-time communication over the Internet, a network of fully secure private sub-networks among the participants in the system. A suite of software applications, including medical, communications and database applications are resident on each smart cell phone, and communications modules resident in the system automatically link to the network via the cell phones’ networks, which seamlessly connect to the Internet to update those databases by a novel packet transmission method to maintain confidentiality of the transmitted information.

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

Risks Relating To Our Business and Marketplace

Declining economic conditions could negatively impact our business

Our businesses and earnings are affected by general business and economic conditions in the United States and abroad. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, home prices, employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, the cash flows of our customers,  the incomplete implementation and  status of the new healthcare law, and the strength of the U.S. economy and the local economies in which we operate.

Economic conditions in the United States and abroad deteriorated significantly during the second half of 2008, and the United States, Europe and Japan currently are either in a recession or a prolonged period of slow growth. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, reflecting concern about the stability of the financial markets generally and the strength of counterparties. This market turmoil and tightening of credit have led to a significant reduction in consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected liquidity and access to capital and credit. We do not expect that the difficult conditions in the United States and international financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us. The 2010 earthquake, tsunami and the resultant business conditions in Japan are particularly troublesome.

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

We have historically lost money, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically incurred significant losses from operations and have an accumulated deficit of $18,017,063. For the year ended December 31, 2010, we had net loss of $471,837 compared to net income of $1,684,356 for the year ended December 31, 2009. We cannot assure you that we will be able to continue to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate sales to fund our current level of operating activities through December 31, 2011, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

We have been dependent on a small number of major customers to support our prescription and non-prescription diagnostics distribution plan and to refer direct to patient business (assignment of medical benefit) to the company.

In fiscal 2010 our six largest customers accounted for approximately 99% of our net sales, these sales occurring both from direct sales to our customers and the acceptance of benefit for those patients we service directly. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

Our performance is substantially dependent on the services and on the performance of our Management. instaCare is, and will be, heavily dependent on the skill, acumen and services of our CFO, Secretary and Treasurer, Keith Berman and our Chairman Robert Jagunich. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies

Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personnel, our expectations of increasing our clientele could be hindered, and the profitability of instaCare reduced.

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

Even though we purchase name brand products through our distribution business, and manage the manufacturing of our new Shasta Genstrip product, from time to time we do receive defective, expired or recalled product from suppliers.  If the entities that we purchase product from fail to replace the defective or damaged product, our only recourse is to withhold payment. These actions could lead to litigation. In addition, pharmaceutical manufacturers have recently taken advantage of prior case law allowing them to prosecute certain distribution activities as drug counterfeiting claims. While the company maintains general liability, product liability and executive and management liability policies we may not have the financial resources to litigate disputes with companies larger than us and with substantially more resources..

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure you that our policies and procedures will effectively and accurately record and verify this information.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. Nonetheless, the effectiveness of our ability to manage risk exposure can never be completely or accurately predicted or fully assured.

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards and recent accounting changes, see Note 1 to the Consolidated Financial Statements.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Due to our accumulated deficit and our lack of revenue sufficient to support existing operations, there is substantial doubt about our ability to continue as a going concern. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes There can be no assurance that we will have funds sufficient to continue operations, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in instaCare's common shares.

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

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 1,750,000,000 shares of common stock and 5,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

We are authorized to issue a total of 5,000,000 shares of “blank check” preferred stock and up to; 2,500 shares of Series B, 20,000 shares of Series C, and 1,250,000 shares of Series E, Convertible Preferred Stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

Item 3. Legal Proceedings.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices and networks. Our new Shasta Genstrip product required initial regulatory approval by the USFDA as well as on-going USFDA approvals during the product life cycle. Further, Shasta Genstrip required medical patient trials and will compete directly with a major platform manufacturer.

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues.  In addition, the company accrues contingent legal fees and product liability fees. As of December 31, 2010 and 2009, these accruals totaled $205,500 and $305,500 respectively.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

Cragmont Capital, LLC vs. instaCare Corp. et al.

The Company received a legal complaint on March 27, 2009 in connection with its 2008 transaction with Cragmont Capital, LLC ("Cragmont"). In Cragmont’s Complaint it claims it is entitled to recover the unpaid balance of $75,000 on a Promissory Note allegedly due in February, 2009, plus interest of $14,063, and attorneys’ fees. Cragmont has amended its complaint twice, the last amendment to raise issues concerning whether it has a legal right to exercise certain warrants.

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

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against instaCare Corp., Keith Berman and Robert Cox alleging conversion by InstaCare of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. On August 12, 2010 the company received an initial formal settlement offer through the counsel for the Liquidator. Subsequently there have been additional offers and counter-offers. Among other stated issues these offers of settlement are intended to bring an end to the litigation. The company is now in the process of exchanging final settlement documents.

Item 4. (removed and reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTC:BB) through January of 2011 and currently trades on the Pink Sheets under the symbol ISCR. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2010 and 2009.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
1st Quarter	$0.174	$0.091	$0.040	$0.011
2nd Quarter	$0.115	$0.063	$0.060	$0.006
3rd Quarter	$0.080	$0.057	$0.030	$0.009
4th Quarter	$0.060	$0.037	$0.020	$0.007

(b) Holders of Common Stock

As of March 28, 2011, there were approximately 848 holders of record of our Common Stock and 107,296,052 shares outstanding. As of March 28, 2011, the closing price of our shares of common stock on the Pink Sheets was $0.04 per share.

(c) Dividends

Pursuant to the rights of the Series “C” convertible preferred, we accrued Dividends to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC (“MAG”) totaling $677,396 of which $206,086 has been paid.  . During this period of time we had no earnings and a stockholders’ deficit and therefore no basis for issuance of a dividend.  However, in order to prevent potential litigation with the purchaser, the Company elected to accrue the mandatory dividend. During the year ended December 31, 2009, pursuant to Nevada statues and the cessations of MAG’s operations, the Company reversed the previously accrued and unpaid dividends totaling $471,310.

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. During 2009, all remaining available shares have been issued. As of December 31, 2010, no options are issuable or exercisable under this plan..

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. We have granted a total of 5,573,450 options under this plan all of which have been exercised. As of December 31, 2010, 739,050 options remain available for issuance under this plan.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. . We have granted a total of 1,082,295 options under this plan of which 882,295 have been exercised or expired. As of December 31, 2010, 42,705 options remain available for issuance under this plan.

2006 Business Development Stock Option Plan

Effective December 8, 2006, we adopted our “2006” Employee Stock Option Plan” as amended with a maximum number of 25,500,000 shares that may be issued. We have granted a total of 12,099,997 options under this plan all of which have been exercised or expired. As of December 31, 2010, 13,400,003 options remain available for issuance under this plan.

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

The following table sets forth information as of December 31, 2010 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

	Number of share to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans (excluding shares reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	-	$-	-

Equity compensation plans not approved by shareholders	200,000	$0.057	14,181,758	(1)

Total	200,000	$0.057	14,181,758
(1)

Includes 739,050 options remaining for issuance under the 2004 Option Plan, 42,705 options remaining for issuance under the 2005 Option Plan, and 13,400,003 options remaining under the 2006 Option Plan.

Recent Sales of Unregistered Securities

On January 12, 2010, we issued 4,500,000 shares of our restricted common stock to three individuals for the exercise of options at an exercise price of $0.046 per share for total proceeds of $207,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On February 8, 2010, we issued 8,402 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $1,092 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On February 8, 2010, we issued 25,000 shares of our restricted common stock to William Walling for sales consulting services performed for the Company valued at $3,250. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On March 5, 2010, we issued 5,225 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $629 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On April 6, 2010, we issued 2,900,000 shares of our restricted common stock to Novex for the conversion of their note payable and accrued interest. The fair value of shares totaled $193,955. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 7, 2010, we issued 6,550 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $589 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 16, 2010, we issued 1,939,543 shares of our restricted common stock to Mr. Knapp, an individual for the conversion of debt. The fair value of shares totaled $319,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 16, 2010, we issued 350,000 shares of our restricted common stock to Mr. Schwartz, an individual for marketing services performed for the Company and valued at $35,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 16, 2010, we issued 300,000 shares of our restricted common stock to Mr. Burke, an individual for the conversion of debt. The fair value of shares issued was $34,500. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On April 27, 2010, we issued 833,335 shares of our restricted common stock to Ms. Asbel, an individual for the exercise of a warrant at an exercise price of $0.030 per share for total proceeds of $25,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 7, 2010, we issued 3,417 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $404 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 7, 2010, we issued 25,000 shares of our restricted common stock to Mr. Walling, an individual for sales services performed for the Company and valued at $9,244. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On June 3, 2010, we issued 2,069 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $223 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On June 4, 2010, we issued a total of 75,000 shares of our restricted common stock to four individuals,  Messer’s, Walling, Rice, Johnson and Livanavage for sales and marketing services performed for the Company valued at $5,250. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On July 19, 2010, we issued 4,753 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $9,558 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our CFO/directors on several occasions prior to its investment decision.

On August 3, 2010, we issued 614 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $41 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On August 3, 2010, we issued a total of 60,000 shares of our restricted common stock to three individuals, Messer’s Walling, Rice and Johnson for sales and marketing services performed for the Company valued at $4,740. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 2, 2010, we issued 1,854 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $139 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On September 2, 2010, we issued 40,000 shares of our restricted common stock to two individuals, Mr. Walling and Ms. Lucas, for sales and marketing services performed for the Company valued at $3,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On October 7, 2010, we issued 4,280 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $274 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On November 8, 2010, we issued 945 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $51 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 8, 2010, we issued 2,000,000 shares of our restricted common stock to Ms. Asbel, an individual for the exercise of options at an exercise price of $0.04 per share for total proceeds of $80,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

 On December 1, 2010, we issued 3,742 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $176 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuances subsequent to year end

On January 5, 2011, we issued 3,801 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $182 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 5, 2010, we issued 40,000 shares of our restricted common stock to two individuals, Mr. Walling and Ms. Lucas, for research, communication, sales and marketing services performed for the Company valued at $2,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2010 or 2009.

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

▪

Providing medical communication devices based on networks of personal digital assistants (smart cell phone). These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers;

▪

The distribution of medical diagnostic products primarily aimed at institutions that service patients with diabetic and asthma related diseases and ailments. Our current market focus for these products is the assisted living and long term care sector of the larger healthcare market, however we plan to expand into additional sectors where we can service certain chronic ambulatory disease states;

▪

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

▪

The distribution and fulfillment of prescriptions for ethical pharmaceuticals primarily aimed at the indigent and uninsured sectors of the greater medical service markets. Our first market focus for these products will be those state Medicaid and federally chartered clinics (and initiatives) where funding for pharmaceutical fulfillment enterprises exists.

Seasonality

The distribution of medical products and medical diagnostics in aggregate account for the overwhelming percentage of our revenues. Our experiences point to a business that displays certain seasonal trends.  In each of the last four operating years, our order intake was concentrated in the first five months of the calendar year and to an identifiable but lesser degree in the last two months of the calendar year.  One explanation is that these months correspond with the beginning of a prescription drug plan years where new prescription drug cards are distributed by insurers to their insured in January along with new plan formularies (price schedules).  This in turn trends to influence “stocking up” buying/ordering behavior on the part of the insured.  We anticipate that these trends will be affected by the introduction of Shasta Genstrip where initial stocking by the company’s retail customers and distribution chains.

Results of Operations for the years ended December 31, 2010 and 2009 compared.

The following tables summarize selected items from the statement of operations for the years ended December 31, 2010 compared to 2009.

INCOME:

	For the Years Ended
	December 31,		Increase (Decrease)
	2010	2009	$	%

Revenue	$18,913,712	$19,607,230	$(693,518)	(3.54%)
Cost of sales	17,277,058	18,027,559	(750,501)	(4.16%)

Gross profit	$1,636,654	$1,579,671	$56,983	3.61%

Gross profit margin	8.65%	8.06%		0.60%

Revenue for the fiscal year ended December 31, 2010 was $18,914,000 compared to revenue of $19,600,000 in the fiscal year ended December 31, 2009. This resulted in a slight decrease in revenue of $693,500 or 3.5%, from the same period a year ago. We attribute the minimal decline in revenue to the general economic conditions during 2010. Our decrease in cost of sales was in part due to our revenue decrease but more significantly was the result of managements re-negotiated wholesale costing of our largest volume product from our major suppliers.  As a result of stronger buying power, our increase in gross profit margin was approximately 1% over the previous fiscal year from 8% to 9%.

OPERATING EXPENSES:

	For the Years Ended
	December 31,		Increase (Decrease)
	2010	2009	$	%
Expenses:
General & administrative	$337,154	$296,927	$40,227	13.5%
Consulting	310,449	116,927	193,522	165.5%
Payroll expense	58,524	166,549	(108,025)	(64.8%)
Professional fees	146,227	81,262	64,965	79.95%
Total operating expenses	852,354	661,665	190,689	28.82%

Net operating income	$784,300	$918,006	$(133,706)

Operating expenses increased by approximately 29% over the previous year primarily due to an increase of 245% in consulting and professional fees.   However, we also experienced a 65% decline in our payroll expense and in totality we experienced an overall increase in operating expenses of 29%.

During 2010, we engaged the services of additional sales and marketing consultants in an effort to expand our market share. Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2010, the majority of our labor was derived from the use of outside consultants whereas in 2009, it was primarily in-house management. Our compensation structure is comprised of both cash and equity of the Company. During 2010, we paid a total of $99,800 in cash to our outside consultants compared to $70,200 in the previous year. Our non-cash compensation total $210,600 in 2010 compared to $46,700 in 2009. During 2009, we issued shares of the Company’s common stock to our executive management valued at $115,500 for their services to the Company compared to $11,200 in 2010, a decrease of $104,300 in equity compensation to our executives. Cash compensation paid to individuals for casual labor totaled $47,300 in 2010 compared to $49,600 in 2009.

Professional fees include accounting services, legal fees and regulatory reporting compliance. We expensed a total of $58,000 in accounting and audit fees in 2010 compared to $75,000 in 2009. During 2010, the fees incurred for outside accounting services was $22,500 compared to $38,400 in 2009, a decrease of $15,900. Fees paid to our independent audit firm, remained consistent at approximately $35,000. Our increase in legal fees of $77,200, as expected by management was attributable to various litigation occurring throughout our most recent fiscal year. We anticipate our legal fees to continue a fairly similar amount until ongoing litigation issues are resolved.

OTHER INCOME (EXPENSE):

	For the Years Ended
	December 31,		Increase (Decrease)
	2010	2009	$	%
Other income (expense)
Financing costs	$(186,899)	$(407,269)	$220,370	(54%)
Interest expense	(458,280)	(172,248)	286,032	166%
Settlement expense	(648,004)	-	(648,004)	-
Gain on debt settlement	34,046	1,450,867	(1,416,821)	(98%)
Contingent expenses	-	(105,000)	105,000	-
Other income	3,000	-	3,000	-
Total operating expenses	(1,256,137)	766,350	(2,022,487)	(264%)

Net income	$(471,837)	$1,684,356	$(2,156,196)	(128%)

Our other income and expense represents costs related to our financing activities, more specifically the costs associated with our line of credit with Centurion Credit Resources, LLC. (“Centurion”).  Centurion has provided us a line of credit up to $2,500,000. Our costs associated with maintaining our line of credit include the issuance of shares of our common stock equal to 80% of each advance. During 2010, we were advanced a total of $15,800,000 compared to $17,100,000 in 2009. The fair value of shares issued in connection with these advances is included in financing costs. In addition to the share issuances, pursuant to the term of our agreement with Centurion, we are charged interest at a rate of 2% per month on the unpaid principal balance. During 2010, we recorded $400,700 compared to $370,812 in 2009. The remaining interest expense of $58,000 originates from two notes payable with a total principal balance of $223,700.

For the years ended December 31, 2010 and 2009, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2010, settlements were negotiated down $34,000 compared to $1,450,000 below carrying amounts in 2009. In addition to the negotiated gains, we also agreed to pay a settlement fee of $75,000 to one note holder upon the conversion of the principal balance of the note.  We do not anticipate further gains on debt settlement or other settlement cost during 2011.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31,		Increase (Decrease)
	2010	2009	$	%

Current assets	$4,690,218	$4,302,987	$387,237	9.0%
Current liabilities	2,493,777	2,731,878	(238,101)	(8.7%)

Working capital	$2,196,441	$1,571,109	$625,332	40%

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We believe the existing facility is sufficient to finance our at home diabetes diagnostics business for revenues up to $15.0 million per quarter. In June 2010 we began discussions with Centurion for an additional $6.0 million credit facility to provide available credit to finance sales of our new at-home testing diagnostic product. In December of 2010, we executed our renewal agreement with Centurion for an additional one-year term. In January of 2011, we were notified of a discrepancy in the principal loan balance through confirmation requests. Pursuant to paragraph 6 of our amended and restated loan agreement dated December 31, 2010, any recourse that would have been afforded to us is negated by agreement to “remise, release and forever discharge lender….. from any and all claims, losses, liabilities demands and causes of action of any kind whatsoever, whether absolute or contingent, known or unknown, matured or un-matured”. The discrepancy in balance was the result of an interpretation of the interest calculation and amount to $573,004. At December 31, 2010, we have recorded a settlement expense in this amount.

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

The warrant transaction was conditioned upon Cragmont purchasing the warrant at closing. No agreement was ever reached with Cragmont as to the purchase price for the warrants, and they were never purchased by Cragmont at the closing. During the year ended December 31, 2008, we terminated our relationship with Cragmont. On March 10, 2010, we issued payment in the amount of $75,000 to Cragmont, representing the return of partial funding pursuant to our rescission of the March 1, 2008 agreement. The company entered formal settlement discussions covering the remainder of the agreement in dispute in July 2010 and completed the settlement in October, 2010.

Cash Flow.

Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With the growth of our current business in 2010 and anticipated growth for 2011 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue, which often are delayed because of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2010, our cash balance was $220,390. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We retained Seale & Beers, LLC and Beckstead & Watts, LLP independent registered public accounting firms, to audit our consolidated financial statements. Their accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

instaCare Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of instaCare Corp. as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of instaCare Corp as of December 31, 2009 and the consolidated results of its operations, shareholders’ equity, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead & Watts, LLP

Las Vegas, Nevada

April 15, 2011

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

instaCare Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of instaCare Corp. as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of instaCare Corp as of December 31, 2010 and the consolidated results of its operations, shareholders’ equity, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale & Beers, LLC

Las Vegas, Nevada

April 15, 2011

instaCare Corp.

Consolidated Balance Sheet

	December 31,
	2010	2009
Assets
Current assets:
Cash	$220,390	$239,302
Accounts receivable	3,155,184	3,612,647
Prepaid expenses	1,314,644	451,038
Total current assets	4,690,218	4,302,987
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Intellectual property	9,950	-
Amortizable loan fees	366,667	21,250
Total other assets	376,617	21,250
Total assets	$5,066,835	$4,324,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,235	$81,182
Accrued liabilities	100,808	83,191
Accrued interest	116,521	307,147
Notes payable and short term borrowings	2,189,213	2,260,358
Total current liabilities	2,493,777	2,731,878

Contingencies	205,000	305,500

Stockholders’ Equity
	-	-
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized, no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,250,000 shares authorized,
1,110,000 and 932,616 Shares issued and outstanding as of December 31, 2010, and 2009, respectively	1,110	932
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
100,602,281 and 76,652,239shares issued and outstanding as of December 31, 2010 and 2009, respectively	102,651	76,652
Subscription receiveable	(80,000)	-
Additional paid in capital	20,360,860	18,754,500
Accumulated (deficit)	(18,017,063)	(17,545,226)
Total stockholders’ equity	2,367,558	1,286,859
Total liabilities and stockholders’ equity	$5,066,835	$4,324,237

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.

Consolidated Statements of Operations

	The Years Ended
	December 31,
	2010	2009

Revenue:
Sales	$18,913,712	$19,607,230
Cost of sales	17,277,058	18,027,559

Gross profit	1,636,654	1,579,671

Expenses:
General & administrative	337,153	296,927
Consulting	310,449	116,927
Payroll expense	58,524	166,549
Professional fees	146,227	81,262
Total expenses	852,353	661,665

Net operating income	784,301	918,006

Other income (expense):
Financing costs	(186,899)	(407,269)
Interest expense	(458,280)	(172,248)
Other income	3.000	-
Settlement expense	(648,004)	-
Debt Forgiveness	(34,046)	1,450,867
Contingent expense	-	(105,000)
Total other income (expense)	(1,256,137)	766,350

Net income (loss)	(471,837)	1,684,356

Add: Dividends declared on preferred	-	-

Income (loss) available to common shareholders'	$(471,837)	$1,684,356

Weighted average number of
common shares outstanding-basic and fully diluted	93,580,070	57,082,546

Net income (loss) per share –basic and fully diluted	$(0.01)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Equity

					Additional	Unamortized			Total
	Preferred Stock		Common Stock		Paid-in	Share	Dividends	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issuances	Payable	(Deficit)	Equity
Balance,
December 31, 2008	292,326	$294	46,844,498	$46,845	$17,860,880	$2,046	$471,310	$(19,700,892)	$(1,319,517)

Shares previously
authorized	-	-	-	-	2,046	(2,046)	-	-	-
Options issued for
services	-	-	-	-	92,225	(46,113)	-	-	46,112
Shares issued for
services	-	-	13,810,000	13,810	119,790	-	-	-	133,600
Shares issued for
financing	276,600	276	1,562,241	1,562	390,759	-	-	-	392,597
Series E issued for
renewal fees	60,000	60	-	-	25,440	(21,250)	-	-	4,250
Options exercised
for cash	-	-	4,850,000	4,850	261,650	-	-	-	266,500
Conversion of Series E
preferred stock	(191,710)	(192)	9,585,500	9,586	(9,393)	-	-	-	-
Cancellation of Series
C preferred	(225,000)	(225)	-	-	225	-	-	-	-
Series E escrow shares
issued for financing	720,000	720	-	-	(720)	-	-	-	-
Cancellation of
dividends	-	-	-	-	-	-	(471,310)	471,310	-
Cancellation of
related-party debt	-	-	-	-	11,598	-	-	-	11,598

Net income	-	-	-	-	-	-	-	1,684,356	1,684,356
Balance,
December 31, 2009	932,416	933	76,652,239	76,653	18,754,500	(67,363)	-	(17,545,226)	1,219,496

The accompanying notes are an integral part of these consolidated financial statements.

F-1

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Equity

				Additional		Unamortized		Total
Preferred Stock		Common Stock		Paid-in	Subscription	Share	Accumulated	Stockholders’
Shares	Amount	Shares	Amount	Capital	Receivable	Issuances	(Deficit)	Equity

Balance,
December 31, 2009	932,416	$933	76,652,239	$76,653	$18,754,500	$-	$(67,363)	$(17,545,226)	$1,219,496

Shares issued for services	-	-	615,000	615	55,375	-	-	-	55,990

Options and warrants issued for services	-	-	-	-	119,774	-	-	-	119,774

Shares issued for financing	-	-	45,652	45	122,272	-	-	-	122,317

Options exercised for cash	-	-	7,333,335	7,333	304,667	(80,000)	-	-	232,000

Conversion of Series E preferred stock	(222,216)	(222)	7,865,000	7,865	(7,643)	-	-	-	-

Series E escrow shares issued for financing	200,000	200	-	-	(200)	-	-	-	-

Series E issued for renewal fee	200,000	200	-	-	399,800	-	-	-	400,000

Shares issued for debt conversion	-	-	10,139,543	10,140	612,315	-	-	-	622,455

Amortization of prepaid finance fees	-	-	-	-	-	-	21,250	-	21,250

Amortization of prepaid equity compensation	-	-	-	-	-	-	46,113	-	46,113

Net income	-	-	-	-	-	-	-	(471,837)	(471,837)
Balance, December 31, 2010	1,110,000	$1,110	102,650,769	$102,651	$20,360,860	$(80,000)	$-	$(18,017,063)	$2,367,558

The accompanying notes are an integral part of these consolidated financial statements.

F-2

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009

Cash flows from operating activities
Net income	$(471,837)	$1,684,356
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services	55,990	133,600
Shares issued for financing	122,317	392,597
Options and warrants issued for services	119,777	46,112
Amortization of financing fees	54,583	14,671
Bad debt expense	1,156,750	-
Gain on debt settlement	(34,046)	(1,450,867)
Changes in operating assets and liabilities:
Accounts receivable	(699,287)	(1,556,042)
Inventory	-	677,961
Prepaid expenses	(863,605)	(393,909)
Other assets	-	3,412
Accounts payable	6,053	44,078
Accrued liabilities	(82,383)	(37,815)
Accrued interest	35,874	153,606
Net cash (used) by operating activities	(599,817)	(183,240)

Cash flows (used) in investing activities
Intellectual property	(9,950)	-
Net cash (used) by investing activities	(9,950)	-

Cash flows from financing activities
Proceeds (payments), line of credit	371,902	59,968
Payments on notes payable	(13,047)	(15,134)
Options exercised for cash	232,000	266,500
Net cash (used) by financing activities	590,855	311,334

Net increase (decrease) in cash	(18,912)	128,094
Cash – beginning	239,302	111,208
Cash – ending	$220,390	$239,302

Supplemental disclosures:
Interest paid	$418,247	$15,777
Income taxes paid	$-	$-

Non-cash transactions:
Shares and options issued for services	$55,990	$103,600
Options and warrants issued for services	$119,777	$-
Shares issued for financing activities	$122,317	$118,267
Shares issued for debt conversion	$622,454	$17,500

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

Principles of Consolidation

The financial statements include those of: instaCare Corp. (“instaCare”); and its wholly owned subsidiaries, PDA Services, Pharmtech, Inc. Pharmatech Solutions, Inc. and Decision IT.   All significant inter-company transactions and balances have been eliminated. instaCare and its subsidiaries are collectively referred to herein as the “Company”. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2010 and 2009, we did not have non-marketable investments.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. We place our temporary cash investments with quality financial institutions. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. We do not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2010 and 2009.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010 and 2009, the Company did not have balances in excess of FDIC insured limits.

Accounts receivable

We have elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect using the direct method is not materially different from the results that would have been obtained under the allowance method.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2010 and 2009, inventory was $0 and $677,961 respectively.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2010 and 2009, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Advertising costs

We expense all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2010 and 2009, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. As of December 31, 2010 and 2009, we have accrued contingent legal fees and product liability fees totaling $205,500 and $305,500 respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2010 and 2009.

Earnings per share

Earnings per share is provided in accordance with ASC Topic 260 “Earnings Per Share” (as amended). The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible into common stock for an additional 850,000 common shares; all preferred stock converted into common stock for an additional 55,500,000 common shares; and all convertible debt converted into common stock for an additional 4,833,333 common shares.

Income Taxes

The Company follows ASC subtopic 740-10 (formerly Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”) for recording the provision for income taxes.  ASC 740-10 requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Concentrations

In 2010, six customers of the Company accounted for approximately 99% of our net sales compared to 96% of total sales being attributable to five major customers in 2009. Since January 1, 2006 the company’s operations require maintaining strategic relationships with its customers whereby the Company delivers product and services directly to the patient base that underlies these strategic relationships, accepting assignment of insurance benefit through its Colonia Natural Pharmacy strategic partnership for the billing and future servicing of these patients. The Company also maintains relationships with the entities where the patients reside. As of December 31, 2010 and 2009, we obtained the majority of its pharmaceutical products from five and three major suppliers, respectively. There can be no assurance that our major customers will continue to purchase products. The loss of our largest customers or a decrease in product sales would have a material adverse effect on our business and financial condition.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

New Accounting Standards Adopted During the Year Ended December 31, 2010

In December 2010, the FASB issued ASU 2010-17 for Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC topic 810.  The Board's objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of Certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2010, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On October 31, 2010, the Company adopted FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2010. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In October 2010, the FASB issued ASU 2010-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2010-13 is effective for us on November 1, 2010. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

In August 2010, the FASB issued Accounting Standards Update (ASU) 2010-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2010. The Company does not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On July 31, 2010, the Company adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on the Company’s financial statements.

On July 31, 2010, the Company adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on the Company’s financial statements.

On July 31, 2010, the Company adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s financial statements.

On July 31, 2010, the Company adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Company’s financial statements.

In June 2010, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on February 1, 2010. The adoption of these changes is not expected to have an impact on our financial statements.

In June 2010, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective for the Company on February 1, 2010. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of this accounting pronouncement.

On June 30, 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2010-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2010, and the Company does not expect any significant financial impact upon adoption.

In May 2010, the FASB issued FASB ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the fourth quarter of 2010.

In April 2010, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2010. Implementation of this update to FASB ASC 805 did not have any impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2010. The Company adopted this Statement on August 1, 2010. Implementation of this Standard did not have any impact on the Company’s consolidated financial statements.

On February 1, 2010, the Company adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on the Company’s financial statements, as we did not elect the fair value option for any of the Company’s financial assets or liabilities.

On February 1, 2010, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on the Company’s financial statements. However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On February 1, 2010, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on the Company’s financial statements.

On February 1, 2010, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

On February 1, 2010, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2010, the Company adopted the changes issued by the FASB to the hierarchy of generally accepted accounting principles. These changes identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2010, the Company adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2010, the Company adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity’s own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2010, the Company adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2010, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

On February 1, 2010, the Company adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2010, the Company adopted the changes issued by the FASB to employers’ disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on the Company’s financial statements.

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

Note 3 – Fixed assets

Fixed assets consisted of the following at December 31:

	December 31,
	2010	2009

Furniture and fixtures	$2,530	$2,530
Computers and equipment	232,365	232,365
Subtotal	234,895	234,895
Less accumulated depreciation	(234,895)	(234,895)
Total fixed assets, net	$-0-	$-0-

Note 4 – Notes payable and related parties

Notes payable consisted of the following as of December 31:

		December 31,
		2010	2009

(a)	Convertible promissory note, bearing interest at a 1.25% per month, matured on October 31, 2007, currently in default.	$145,000	$170,000

(b)	Promissory note, bearing interest at 12% per annum, matured July 31, 2006.	-	130,000

(c)	Convertible promissory note, bearing interest at 1.5% monthly, matured December 31, 2007.	-	200,000

(d)	Promissory note, bearing interest at 18% per annum, matured September 30, 2009.	-	75,000

(e)	Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	78,745	91,792

(f)	Line of credit, with interest being paid in shares equal to 80% of each advance, and an additional 2% accruing monthly on the unpaid principal balance.	1,965,468	1,593,566

Total notes payable		2,189,213	2,260,358

	Less current portion	2,189,213	2,260,358

Total long-term notes payable		$-	$-

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The principal sum of these notes was $170,000. Pursuant to these notes, we agreed to pay these note holders the principal balance plus accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of December 31, 2010, the principal balance owed to the remaining investors was $145,000 with accrued interest of $111,188.

b)

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International for the principal amount of $255,000.  Pursuant to the note we promised to pay Dennis Cantor and Novex International the sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of September 30, 2006.  In the case of a default in payment of principal, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  On July 1, 2006, we extended the note to July 31, 2006. We have made principal payments of $125,000. On April 16, 2010 the note holder and the company agreed to a note conversion whereby we issued 1,939,543 shares of our common stock valued at $193,955 for full payment of the principal balance of $130,000 and accrued interest of $70,938. We recorded a gain on debt settlement in the amount of $6,983.

c)

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000.  The loan is for 120 days. On October 17, 2006, we renewed the note.  On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007.  The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share.  We renewed Mr. Knapp’s conversion option on January 17, 2007. In addition, we issued Mr. Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share through December 31, 2009.  Mr. Knapp exercised his option on March 30, 2007. On March 8, 2010, we entered into a “Settlement Agreement and Mutual Release” with Mr. Knapp. Pursuant to the agreement we issued 2,900,000 shares of our common stock valued at $319,000 as full settlement of this debt. As of December 31, 2010, we have recorded $13,000 in debt forgiveness representing the difference between the fair value of shares issued and the principal amount owed of $200,000 and accrued interest of $132,000.

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

e)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. Pursuant to the terms of the note, we are required to make monthly principal and interest payments of $3,300. As of December 31, 2010, the remaining principal balance was $78,745 and accrued interest totaled $5,333.

f)

On November 10, 2009, we renewed our 2007 line of credit for an additional one-year term with Centurion through an “Amended and Restated Promissory Note” which included an increase in our available credit from $1,000,000 to $2,000,000. In December of 2010, we executed our renewal agreement with Centurion for an additional one-year term. In January of 2011, we were notified of a discrepancy in the principal loan balance through confirmation requests. Pursuant to paragraph 6 of our amended and restated loan agreement dated December 31, 2010, any recourse that would have been afforded to us is negated by agreement to “remise, release and forever discharge lender….. from any and all claims, losses, liabilities demands and causes of action of any kind whatsoever, whether absolute or contingent, known or unknown, matured or un-matured”. The discrepancy in balance was the result of an interpretation of the interest calculation and amount to $573,004. At December 31, 2010, we have recorded a settlement expense in this amount. In December of 2010, we renewed our agreement with Centurion for an additional one year term. Pursuant to the renewal terms, Centurion has increased our line of credit from $2,000,000 to a maximum of $2,500,000. Further, pursuant to the terms of the agreement, we agreed to issue 200,000 shares of our preferred Series “E” stock as a renewal fee valued at $400,000. During the year ended December 31, 2010, we have drawn down $15,837,699 and repaid $16,038,801. As of December 31, 2010, the balance owed was $1,965,468.

We have recorded interest and financing expense totaling $645,179 and $579,517 for the years ended December 31, 2010 and 2009.

Note 5 – Income taxes

At December 31, 2010, the Company had approximately $18,000,000 of federal and state net operating losses. For the years ended December 31, 2010 and 2009, the Company reported net income of ($471,837) and $1,313,544, respectively. No provision for income tax expense has been record. In addition no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The net operating loss carry forwards, if not utilized will begin to expire in 2017-2022.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2010	2009
Deferred tax assets:
Net income (loss)	$(471,837)	$1,684,356
Stock, options, and warrants issued	298,093	572,309
Taxable income	(173,744)	2,256,665
Net operating loss carry forwards	18,017,063	17,545,226
Total deferred tax asset	18,190,807	15,288,564

Income tax rate	35%	35%
	6,366,782	5,350,996
Less: valuation allowance	(6,366,782)	(5,350,996)
Net deferred tax asset	$-0-	$-0-

For financial reporting purposes, the Company has incurred historical losses. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Years Ended December 31,
	2010	2009

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

	-0-	-0-

Note 6 – Stockholder’s equity

We are authorized to issue up to 1,750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. In March of 2011, we amended our preferred stock designations as follows: 1) withdrawal of Series “A” designation on 750,000 shares of preferred stock, 2) withdrawal of Series “C” designation on 1,000,000 shares of preferred stock, 3) Designation of Series “B” on 2,500 shares of preferred stock, and 4) increased the number of preferred shares designated as Series “E” from 1,000,000 to 1,250,000. All presentation of preferred stock contained herein has been retroactively presented to reflect the 2011 amendments.

Series “B” convertible preferred stock

We have designated 2,500 shares of our $0.001 preferred stock as Series “B”. Holders of series “B”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “B” convertible preferred stock may be converted, the number of shares into which one share of Series “B” Preferred Stock shall be convertible into common stock shares shall be 50.  Series “B” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “B” convertible stock shall not be entitled to a mandatory monthly dividend. Series “E” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

Series “C” convertible preferred stock

We have designated 20,000 shares of our $0.001 preferred stock as Series “C”. Holders of series “C”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “C” convertible preferred stock may be converted, the number of shares into which one share of Series “C” Preferred Stock shall be convertible shall be determined by dividing the Series “C” Purchase price by the existing conversion price which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $1.60 per share. Series “C” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “C” convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series “C” convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

Series E convertible preferred stock

We have designated 1,250,000 shares of our $0.001 preferred stock as Series “E”. Holders of series “E”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “E” convertible preferred stock may be converted, the number of shares into which one share of Series “E” Preferred Stock shall be convertible into common stock shares shall be 50.  Series “E” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “E” convertible stock shall not be entitled to a mandatory monthly dividend. Series “E” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

On November 10, 2010, we entered into an “Amended and Restated Promissory Note” with Centurion Credit Resources, LLC (“Centurion”). Pursuant to the amended agreement, we issued 60,000 shares of our Series “E” preferred stock as a renewal fee. The fair value of the issuance totaled $25,500 to be amortized over the renewal period of one-year. As of December 31, 2010, we have recorded $4,250 in financing fees and have a remaining unamortized balance of $21,250.

On December 4, 2010, we entered into an “Escrow Agreement” pursuant to the aforementioned “Amended and Restated Promissory Note” whereby agreeing to issue an additional 720,000 shares of our preferred Series “E” stock to be held in escrow for the benefit of Centurion as collateral against the aforementioned line of credit. As of December 31, 2010, we have recorded $720, the par value of the shares held in escrow, as additional paid-in capital.

Common

We have issued 6,000,000 shares of our common stock to each of our two officers and directors as compensation for services provided to the Company during the year ended December 31, 2010. We have record payroll expenses in the amount of $115,500, representing the fair value of each grant.

During the year ended December 31, 2010, we have issued a total of 1,810,000 shares of our common stock to various consultants for services rendered to the Company. The fair value of the services received was $18,100 and has been recorded as consulting fees.

On April 20, 2010, we issued 1,750,000 to a service provider as payment against outstanding invoices totaling $17,500.

During the year ended December 31, 2010, we have authorized the issuance of 1,562,241 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $39,837 and has been recorded as financing costs.

2010 Issuances

Preferred

During the year ended December 31, 2010, we issued 254,100 shares of our preferred Series “E” from the 2009 escrowed stock to Centurion Credit Resources as financing fees in connection with our line of credit. We have recorded financing fees in the amount of $107,993 in connection with these issuances. Throughout the year, Centurion has elected to convert 222,216 shares of their preferred series “E” into 7,865,000 shares of common stock.

In December 2010, we entered into our second “Amended and Restated Promissory Note” with Centurion Credit Resources, LLC (“Centurion”). Pursuant to the amended agreement, we issued 200,000 shares of our Series “E” preferred stock as a renewal fee. The fair value of the issuance totaled $400,000 and will be amortized over the renewal period of one-year. As of December 31, 2010, we have recorded $33,333 in financing fees and have a remaining unamortized balance of $366,667.

In October 2010, we entered into an “Escrow Agreement” pursuant to the aforementioned “Amended and Restated Promissory Note” whereby agreeing to issue an additional 200,000 shares of our preferred Series “E” stock to be held in escrow for the benefit of Centurion as collateral against the aforementioned line of credit. As of December 31, 2010, we have recorded $200, the par value of the shares held in escrow, as additional paid-in capital.

Common

As of December 31, 2010, we have issued 10,139,543 shares of our common stock for the conversion of various promissory notes and accrued interest (See Note 4). The fair value of the shares issued totaled $622,455.

During the year ended December 31, 2010, we have issued a total of 615,000 shares of our common stock to various consultants for services rendered to the Company. The fair value of the services received was $55,990 and has been recorded as consulting fees.

As of December 31, 2010, we issued 7,333,335 shares of our common stock pursuant for the exercise of options. Total proceeds from the exercise were $312,000. At December 31, 2010 $80,000 remained outstanding and has been recorded as a miscellaneous receivable.

During the year ended December 31, 2010, we have authorized the issuance of 45,652 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $14,324 and has been recorded as financing costs.

Note 7 – Options

2003 Stock Option Plan

Effective January 1, 2003, we adopted the “2003” Stock Option Plan, as amended, with a maximum number of 312,500 shares that may be issued. As of December 31, 2010, 312,500 options have been granted, with 146,250 being exercised under this plan and 166,250 expiring.

During the year ended December 31, 2009, we issued options to purchase up to 109,375 shares of par value common stock at a weighted average exercise price of $0.055 per share for consulting services received. We recorded an expense in the amount of $930 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2010, all options were exercised in exchange for cash in the amount of $6,016.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2010, 5,573,450 options have been granted, and exercised under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2010, 1,082,295 shares have been granted under this plan.

During the year ended December 31, 2010, we issued options to purchase up to 200,000 shares of par value common stock at a weighted average exercise price of $0.057 per share for various consulting services received. We recorded an expense in the amount of $11,249 the fair value of the options using the Black-Scholes pricing model.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 25,500,000 shares of our $0.001 par value common stock. As of December 31, 2010, 12,999,997 options were granted and exercised under this plan.

During the year ended December 31, 2010, we issued options to purchase up to 2,000,000 shares of par value common stock at a weighted average exercise price of $0.040 per share for various consulting services received. We recorded an expense in the amount of $98,481 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2010, the options were exercised in exchange for cash in the amount of $80,000 which has been recorded as a subscription receivable.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2009	-	$-
Options granted	9,350,000	0.055
Options cancelled	-	-
Options exercised	(4,850,000)	0.055
Balance, December 31, 2009	4,500,000	$0.055

Balance, January 1, 2010	4,500,000	$0.055
Options granted	2,465,000	0.047
Options cancelled	-	-
Options exercised	(6,765,000)	0.045
Balance, December 31, 2010	200,000	$0.057

Note 8 – Warrants

On January 11, 2009, we issued 400,000 warrants with an exercise price of $0.078 per share for consulting services.  The warrants expire on December 31, 2010.  The fair market value of the warrants based on the Black-Scholes model is $12,853 using the following assumptions:  Strike Price $0.078; Stock Price $0.04; Volatility 167%; Term 2.75 years; Dividend Yield 0%; Interest Rate 2.61%.  As of September 30, 2009, we recorded consulting expense in the amount of $12,853.

On March 1, 2009, we issued a warrant to purchase 7,500,000 shares of our common stock with an exercise price of $0.03 pursuant to of loan agreement. The fair market value of the warrants based on the Black-Scholes model is $62,501 using the following assumptions:  Strike Price $0.003; Stock Price $0.00; Volatility 171%; Term 2.75 years; Dividend Yield 0%; Interest Rate 1.87%.  As of September 30, 2009, we have recorded financing expense in the amount of $5,208 and amortizable loan fees of $57,293 to be amortized over the one-year term of the note. As of December 31, 2010, the unamortized amount of $10,421 has been expensed as financing costs.

On December 1, 2010, we issued a warrant to purchase 250,000 shares of our common stock with an exercise price of $0.047 pursuant to of loan agreement. The fair market value of the warrants based on the Black-Scholes model is $10,047 using the following assumptions:  Strike Price $0.047; Stock Price $0.035; Volatility 275%; Term 1 year; Dividend Yield 0%; Interest Rate 0.28%.  As of December 31, 2010, we have recorded consulting expense in the amount of $10,047.

The following is a summary of activity of outstanding warrants as of December 31, 2010:

	Number of Shares	Weighted Average Exercise Price

Balance, January 1, 2009	9,183,340	$0.050
Warrants granted	-	-
Warrants cancelled	(50,000)	0.320
Warrants exercised	-	-
Balance, December 31, 2009	9,133,340	$0.040

Balance, January 1, 2010	9,133,340	$0.040
Warrants granted	250,000	0.035
Warrants cancelled	(7,900,005)	0.078
Warrants exercised	(833,335)	0.030
Balance, December 31, 2010	650,000	$0.061

Note 9 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,170 per month on a month-to-month basis.

On June 7, 2005, we entered into an agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, New Jersey

Rent expense amounted to $81,710 and $72,860 for the years ended December 31, 2010 and 2009, respectively.

Contingencies

Given the nature and liability of our industry, we periodically review our litigation contingencies that may result from damaged product, product liability and the related legal fees. As of December 31, 2010 and 2009, we accrued $205,500 and $305,500, respectively for these contingencies.

Note 10 – Subsequent events

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On January 18, 2011, Beckstead & Watts resigned as our independent auditor.  On January , 2011, we engaged Seale & Beers, LLP, as ou independent accountants for the year ended December 31, 2010. This is a change in accountants recommended and approved by our Executive Management and our Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Beckstead & Watts, LLP, we did not nor did anyone engaged on our behalf consult with Beckstead & Watts, LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

The audit reports issued by Beckstead & Watts with respect to our financial statements for the fiscal years ended December 31, 2008 and 2009 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Beckstead & Watts report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From January of 2008 through the notice date, there were no disagreements between us and Beckstead & Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead & Watts, LLP would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Beckstead & Watts, LLP, as our independent accountants.

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

In connection with the preparation of this Report, Keith Berman, our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation our Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2010. Our remediation of the deficiency entailed engaging the services of an independent third party with expertise in regulatory compliance requirements for smaller public companies. All subsequent filings will be reviewed for accuracy and completeness prior to submission.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers, directors, and key employees are:

Name	Age	Position
Keith Berman	58	Chief Financial Officer and Director
William Lyons	58	Director
Robert Jagunich	62	Director

Our shareholders elect our directors annually and our board of directors appoints our officers annually. As of the date of this filing, we have not held an annual meeting. All current directors have been held over until such time the annual meeting is held. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

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

Robert Jagunich has served as a Director of the Company since January of 2003. Mr. Jagunich has 27 years of experience in the medical systems and device industry. From August 1992 to present, he has held the position of President at New Abilities Systems, a privately held manufacturer of advanced electronic systems used in rehabilitation. He also provides consulting services to companies such as Johnson and Johnson and has served as a senior executive in such publicly held companies as Laserscope and Acuson. From April 1996 to December 1997 Mr. Jagunich acted as a director of Cymedix Corporation, the operating entity of Medix Resources, Inc., and later, Ramp Corp. (formerly AMEX:RCO). Mr. Jagunich’s professional focus on medical devices as well as the professional relationships he has developed throughout his career provides the Company with opportunities to expand current markets and utilize additional product resources not previously available. He received his BS in 1969, and his MS and MBA in 1971, from the University of Michigan.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2010, there was no compliance with Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11. Executive Compensation

The following table sets forth information the remuneration of our Principal Executive officer for the years ended December 31, 2010 and 2009 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman,	2010	$-0-	-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
CFO and PEO (1) (2)(3)	2009	$-0-	-0-	$57,500	-0-	-0-	-0-	-0-	$57,500

Mr. Berman has served as Chief Financial Officer since January 2003 and as Principal Executive Officer since August 2006.

During the fiscal years ended December 31, 2010 and 2009, Mr. Berman received zero and 6,000,000 shares of our common stock, respectively. The fair value of each award was calculated utilizing the trading price of the Company’s stock on the date of grant.  There have been no forfeitures during the year, As a result of our limited cash flow, Mr. Berman has agreed to accept stock awards as his sole compensation until such time the Company has the necessary resources available to provide a traditional compensation plan. All awards are granted by the board of directors without vesting or performance requirements.

Grants of Plan-Based Awards in Fiscal 2010

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2010.

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

Option Exercises for 2010

There were no options exercised by our named executive officer in fiscal 2010.

Director Compensation

The following table sets forth compensation paid to our board member during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman	-	-	-	-	-	-
Robert Jagunich	-	-	-	-	-	-
William Lyons	-	-	$11,249	-	-	$11,249

Amount represents the aggregate fair market value of the underlying shares of common stock issued for services as a Director in accordance with FASB ASC Topic 718, as discussed in the notes to the audited financial statements included in this report.

All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings. From time to time, certain directors who are not employees may receive shares of our common stock.

Stock Option Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. As of December 31, 2010, 312,500 shares have been granted under this plan with 166,250 options having expired and 146,250 were exercised.

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of December 31, 2010, 6,302,497 options have been granted, and exercised under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of December 31, 2010, 882,295 shares have been granted under this plan with 825,000 having expired and 57,295 were exercised.

2006 Stock Option Plan

On December 8, 2006, we adopted our “2006 Employee Stock Option Plan” and granted incentive and nonqualified stock options with rights to purchase 1,500,000 shares of our $0.001 par value common stock. On August 24, 2006, we authorized an increase of 4,000,000 shares to the plan and subsequently on December 18, 2010, we authorized an additional increase of 10,000,000 shares to the plan for a total plan allocation of 15,500,000 shares. As of December 31, 2010, 9,999,997 options were granted and exercised under this plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 102,650,769 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

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

Changes in Control Agreements

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2010 in which:

•

The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($47,355); and

•

A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

(7) Seale & Beers, LLC was retained as our new auditing firm by the Board of Directors in January 2011, for the fiscal year ended December 31, 2010. Beckstead & Watts, LLP billed us as follows for the years ended December 31, 2010 and 2009, respectively:

	For the Fiscal Years Ended December 31,
	2010	2009

Audit Fees (a)	$35,500	$34,500
Audit-Related Fees (b)	-0-	-0-
Tax Fees (c)	-0-	-0-
All Other Fees (d)	-0-	-0-
Total fees paid or accrued to our principal accountants	$35,500	$34,500

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)

For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2010, and 2009, respectively.

(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2010 and 2009, respectively.

(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1. Financial Statements

(b)

2. Financial Statement Schedules

None.

(c)

3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01
3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01
3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02
3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01
10.1	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05
10.2	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05
10.3	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05
10.4	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05
10.5	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05
10.6	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05
10.7	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05
10.8	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05
10.9	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05
10.10	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05
10.11	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05
10.12	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05
10.13	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05
10.14	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05
10.15	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05
10.16	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05
10.17	Secured Promissory Note – Monarch Pointe Fund, LTD – August 25, 2005		8-K		10.3	10/21/05
10.18	Amended and Restated Promissory Note – Centurion Credit Resources LLC – November 9, 2009		10-K/A		10.18	03/23/11
16.1	Letter of change in certifying accountant		8-K		16.1	04/12/11
23.1	Consent of Independent Registered Public Accounting Firm	X
23.2	Consent of Independent Registered Public Accounting Firm – Form S-8	X
31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

instaCare Corp.

By:	/s/ Keith Berman

Keith Berman, Chief Financial Officer

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	April 15, 2011
Keith Berman	Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	April 15, 2011
Robert Jagunich