Form 10-K/A
period 2010-12-31
instaCare Corp.
filed 2011-05-06
CIK 1144225

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

None.

EXPLANATORY NOTE

instaCare Corp. is filing this Amendment No. 1 to Form 10-K (the “Amendment”) to amend its annual report for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011 (the “Annual Report”). The purpose of this Amendment is to revise the Annual Report to correct the 2009 audit report date of Beckstead & Watts, LLP, and to clarify dates various of agreements entered into during our current fiscal year. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Annual Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Annual Report.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

▪

deterioration in general or regional economic, market and political conditions;

▪

our ability to successfully compete in the pharmaceutical supply industry;

▪

increased competitive pressures from existing competitors and new entrants;

▪

increases in interest rates or our cost of borrowing or a default under any material debt agreements;

▪

loss of customers or sales weakness;

▪

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

▪

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

▪

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

▪

inability to efficiently manage our operations;

▪

inability to achieve future sales levels or other operating results;

▪

the unavailability of funds for capital expenditures;

▪

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

OUR BUSINESS

From April 1, 2005 through November 15, 2009, we focused our business attention towards providing prescription and non-prescription diagnostics, at-home testing and medical/surgical products through several medical distribution channels. Our secondary business objective has been to provide medical information technology (IT) for use with Internet-based communication, and network software systems and applications, that originally resided and functioned through Microsoft Windows CE-Based PDAs (Personal Data Assistants), which are popular and commonly available from most major computer brand name companies such as Sony, Dell, IBM and Palm -to the medical fields and the lodging industries.  In May 2009, the company began the port of its technologies and software from then current PDA based products to late generation smart cell phones. This re-development was completed November 12, 2009.  Subsequently the company filed patent applications in February 2010 to secure its latest product developments. In May 2010 the company entered into an agreement to distribute, on an exclusive basis, a new diagnostic product in the developmental stage manufactured by Shasta Technologies, LLC (“Shasta”).  This diagnostic product was specifically designed to compete in the diabetes testing market against the largest platform manufacturer of at-home diabetes testing products.  Due to delays in the processes that would bring this diagnostic product to market, in January 2011, management began negotiations with Shasta to secure a perpetual and exclusive license to the diagnostic product known as Shasta Genstrip.

On March 31, 2011 the company came to agreement with Shasta and as a result of this new agreement, memorialized on April 8, 2011, the company now has complete control over the regulatory process, manufacturing process, customer support, and worldwide distribution. The market for at-home diagnostic testing, primarily blood glucose testing by diabetics and suspected diabetics, is estimated to be $20 billion worldwide.  The company anticipates achieving significant market share and if successful would become the fifth largest product distribution company in a market where there are over one hundred different product platforms sold, but where four companies control over 90% of the total sales.

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products, and later in the 2nd or 3rd quarter 2011, the sales and distribution of Shasta Genstrip. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart e-cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device.

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

MD@Hand and MD@Work

Information supplied to and from the physician via the smart cell phone device includes:

Case/Episode diagnosis and Treatment Information:

▪

Episode by episode multiple diagnosis and physician chosen treatment pathways

▪

Patient cumulative treatment (electronic medical record) histories, including hospitalizations and histories from patient encounters with other physicians

▪

Eight levels best care medical protocols

▪

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

Payor-Related Applications

▪

Plan and Procedure Eligibility

▪

Procedure/Drug Authorization

▪

Patient Referral

▪

Hospitalization Admit Decision Tree and schema.

Benefit for Physicians

▪

All access to medication and drug data, interaction databases and formulary information is provided free of charge to all participating physicians via the smart cell phone through instaCare’s network

▪

Lowers office costs by centralizing all formulary and prescription m

▪

Medical data on one or multiple smart cell phones and by reducing paperwork and phone time

▪

Improves quality of care by providing timely information including Best Care Guidelines to help assure an excellent standard of care.

▪

Improves office workflow by providing a compendium of prescription, lab results, referable physicians

▪

Reduces time pulling and refilling charts reduces errors by offering immediate access to drug data, current formulary tables, lab results and Best Care Guidelines

Benefit for Health Plans

▪

High degree of formulary compliance

▪

Expedites claims and Improves outcomes

▪

Helps in creating excellent standard for quality healthcare for all patients

▪

Reduces cost of operations in many ways (i.e.: cutting down paperwork and phone support)

▪

Reduces errors

▪

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

▪

register and list our products with the FDA;

▪

notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

▪

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

IT Patents, Proprietary Rights and Licenses

On February 26, 2011 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices.

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

▪

Deliver to the customer, and obtain a written receipt for, a disclosure document;

▪

Disclose certain price information about the stock;

▪

Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

▪

Send monthly statements to customers with market and price information about the penny stock; and

▪

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2003 Stock Option Plan

Effective January 1, 2003, we adopted the 2003 Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 312,500 shares. During 2009, all remaining available shares have been issued. As of December 31, 2010, no options are issuable or exercisable under this plan.

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We believe the existing facility is sufficient to finance our at home diabetes diagnostics business for revenues up to $15.0 million per quarter. In June 2010 we began discussions with Centurion for an additional $6.0 million credit facility to provide available credit to finance sales of our new at-home testing diagnostic product. In December of 2010, we executed our renewal agreement with Centurion for an additional one-year term. In January of 2011, we were notified of a discrepancy in the principal loan balance through confirmation requests. Pursuant to paragraph 6 of our amended and restated loan agreement dated December 31, 2010, any recourse that would have been afforded to us is negated by agreement to “remise, release and forever discharge lender from any and all claims, losses, liabilities demands and causes of action of any kind whatsoever, whether absolute or contingent, known or unknown, matured or un-matured”. The discrepancy in balance was the result of an interpretation of the interest calculation and amount to $573,004. At December 31, 2010, we have recorded a settlement expense in this amount.

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

/s/ Seale & Beers, LLC

Las Vegas, Nevada

April 15, 2011

instaCare Corp.

Consolidated Balance Sheet

	December 31,
	2010	2009
Assets
Current assets:
Cash	$220,390	$239,302
Accounts receivable	3,155,184	3,612,647
Prepaid expenses	1,314,644	451,038
Total current assets	4,690,218	4,302,987
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Intellectual property	9,950	-
Amortizable loan fees	366,667	21,250
Total other assets	376,617	21,250
Total assets	$5,066,835	$4,324,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,235	$81,182
Accrued liabilities	100,808	83,191
Accrued interest	116,521	307,147
Notes payable and short term borrowings	2,189,213	2,260,358
Total current liabilities	2,493,777	2,731,878

Contingencies	205,000	305,500

Stockholders’ Equity
	-	-
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized, no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,250,000 shares authorized,
1,110,000 and 932,216 Shares issued and outstanding as of December 31, 2010, and 2009, respectively	1,110	932
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
102,650,769 and 76,652,239shares issued and outstanding as of December 31, 2010 and 2009, respectively	102,651	76,652
Subscription receivable	(80,000)	-
Additional paid in capital	20,360,860	18,754,500
Accumulated (deficit)	(18,017,063)	(17,545,226)
Total stockholders’ equity	2,367,558	1,286,859
Total liabilities and stockholders’ equity	$5,066,835	$4,324,237

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.

Consolidated Statements of Operations

	The Years Ended
	December 31,
	2010	2009

Revenue:
Sales	$18,913,712	$19,607,230
Cost of sales	17,277,058	18,027,559

Gross profit	1,636,654	1,579,671

Expenses:
General & administrative	337,153	296,927
Consulting	310,449	116,927
Payroll expense	58,524	166,549
Professional fees	146,227	81,262
Total expenses	852,353	661,665

Net operating income	784,301	918,006

Other income (expense):
Financing costs	(186,899)	(407,269)
Interest expense	(458,280)	(172,248)
Other income	3,000	-
Settlement expense	(648,004)	-
Debt Forgiveness	34,046	1,450,867
Contingent expense	-	(105,000)
Total other income (expense)	(1,256,137)	766,350

Net income (loss)	(471,837)	1,684,356

Add: Dividends declared on preferred	-	-

Income (loss) available to common shareholders'	$(471,837)	$1,684,356

Weighted average number of
common shares outstanding-basic and fully diluted	93,580,070	57,082,546

Net income (loss) per share –basic and fully diluted	$(0.01)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Equity

					Additional	Unamortized			Total
	Preferred Stock		Common Stock		Paid-in	Share	Dividends	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issuances	Payable	(Deficit)	Equity
Balance,
December 31, 2008	292,326	$294	46,844,498	$46,845	$17,860,880	$2,046	$471,310	$(19,700,892)	$(1,319,517)

Shares previously
authorized	-	-	-	-	2,046	(2,046)	-	-	-
Options issued for
services	-	-	-	-	92,225	(46,113)	-	-	46,112
Shares issued for
services	-	-	13,810,000	13,810	119,790	-	-	-	133,600
Shares issued for
financing	276,600	276	1,562,241	1,562	390,759	-	-	-	392,597
Series E issued for
renewal fees	60,000	60	-	-	25,440	(21,250)	-	-	4,250
Options exercised
for cash	-	-	4,850,000	4,850	261,650	-	-	-	266,500
Conversion of Series E
preferred stock	(191,710)	(192)	9,585,500	9,586	(9,393)	-	-	-	-
Cancellation of Series
C preferred	(225,000)	(225)	-	-	225	-	-	-	-
Series E escrow shares
issued for financing	720,000	720	-	-	(720)	-	-	-	-
Cancellation of
dividends	-	-	-	-	-	-	(471,310)	471,310	-
Cancellation of
related-party debt	-	-	-	-	11,598	-	-	-	11,598

Net income	-	-	-	-	-	-	-	1,684,356	1,684,356
Balance,
December 31, 2009	932,216	933	76,652,239	76,653	18,754,500	(67,363)	-	(17,545,226)	1,219,496

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Equity

					Additional		Unamortized		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Share	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Issuances	(Deficit)	Equity
Balance,
December 31, 2009	932,216	$933	76,652,239	$76,653	$18,754,500	$-	$(67,363)	$(17,545,226)	$1,219,496

Shares issued for services	-	-	615,000	615	55,375	-	-	-	55,990

Options and warrants issued for services	-	-	-	-	119,774	-	-	-	119,774

Shares issued for financing	-	-	45,652	45	122,272	-	-	-	122,317

Options exercised for cash	-	-	7,333,335	7,333	304,667	(80,000)	-	-	232,000

Conversion of Series E preferred stock	(222,216)	(222)	7,865,000	7,865	(7,643)	-	-	-	-

Series E escrow shares issued for financing	200,000	200	-	-	(200)	-	-	-	-

Series E issued for renewal fee	200,000	200	-	-	399,800	-	-	-	400,000

Shares issued for debt conversion	-	-	10,139,543	10,140	612,315	-	-	-	622,455

Amortization of prepaid finance fees	-	-	-	-	-	-	21,250	-	21,250

Amortization of prepaid equity compensation	-	-	-	-	-	-	46,113	-	46,113

Net income	-	-	-	-	-	-	-	(471,837)	(471,837)
Balance, December 31, 2010	1,110,000	$1,110	102,650,769	$102,651	$20,360,860	$(80,000)	$-	$(18,017,063)	$2,367,558

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net income	$(471,837)	$1,684,356
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services	55,990	133,600
Shares issued for financing	122,317	392,597
Options and warrants issued for services	119,777	46,112
Amortization of financing fees	54,583	14,671
Financing and settlement expense	1,156,750	-
Contingent liabilities	-	105,000
Gain on debt settlement	(34,046)	(1,450,867)
Changes in operating assets and liabilities:
Accounts receivable	(699,287)	(1,556,042)
Inventory	-	677,961
Prepaid expenses	(863,605)	(393,909)
Other assets	-	3,412
Accounts payable	6,053	44,078
Accrued liabilities	(82,383)	(37,815)
Accrued interest	35,874	153,606
Net cash (used) by operating activities	(599,817)	(183,240)

Cash flows (used) in investing activities
Intellectual property	(9,950)	-
Net cash (used) by investing activities	(9,950)	-

Cash flows from financing activities
Proceeds (payments), line of credit	371,902	59,968
Payments on notes payable	(13,047)	(15,134)
Options exercised for cash	232,000	266,500
Net cash (used) by financing activities	590,855	311,334

Net increase (decrease) in cash	(18,912)	128,094
Cash – beginning	239,302	111,208
Cash – ending	$220,390	$239,302

Supplemental disclosures:
Interest paid	$418,247	$15,777
Income taxes paid	$-	$-

Non-cash transactions:
Shares and options issued for services	$55,990	$103,600
Options and warrants issued for services	$119,777	$-
Shares issued for financing activities	$122,317	$118,267
Shares issued for debt conversion	$622,454	$17,500

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

f)

On November 10, 2009, we renewed our 2007 line of credit for an additional one-year term with Centurion through an “Amended and Restated Promissory Note” which included an increase in our available credit from $1,000,000 to $2,000,000. In December of 2010, we executed our renewal agreement with Centurion for an additional one-year term. In January of 2011, we were notified of a discrepancy in the principal loan balance through confirmation requests. Pursuant to paragraph 6 of our amended and restated loan agreement dated December 31, 2010, any recourse that would have been afforded to us is negated by agreement to “remise, release and forever discharge lender from any and all claims, losses, liabilities demands and causes of action of any kind whatsoever, whether absolute or contingent, known or unknown, matured or un-matured”. The discrepancy in balance was the result of an interpretation of the interest calculation and amount to $573,004. At December 31, 2010, we have recorded a settlement expense in this amount. In December of 2010, we renewed our agreement with Centurion for an additional one year term. Pursuant to the renewal terms, Centurion has increased our line of credit from $2,000,000 to a maximum of $2,500,000. Further, pursuant to the terms of the agreement, we agreed to issue 200,000 shares of our preferred Series “E” stock as a renewal fee valued at $400,000. During the year ended December 31, 2010, we have drawn down $15,837,699 and repaid $16,038,801. As of December 31, 2010, the balance owed was $1,965,468.

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

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On January 18, 2011, Beckstead & Watts resigned as our independent auditor.  In February 2011, we engaged Seale & Beers, LLP, as our independent accountants for the year ended December 31, 2010. This is a change in accountants recommended and approved by our Executive Management and our Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Beckstead & Watts, LLP, we did not nor did anyone engaged on our behalf consult with Beckstead & Watts, LLP regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

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

Name of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Keith Berman, Chief Financial Officer and Director(3)	6,110,279	5.9%
Robert Jagunich, Director(3)(4)	11,827,309	11.5%
William Lyons(5)	-	-
Directors and Officers as a Group	17,937,588	17.5%

Barbara Asbell 7061 Los Coyotes Camarillo, CA 93012	14,796,519	14.4%

Centurion Credit Resources LLC 152 W. 57th Street, 54th Floor New York, NY 10019	5,974,901(6)	5.8%

Total Beneficial Owners as a group	20,771,420	20.2%

Directors, Officers and Beneficial Owners as a Group	38,709,008	37.7%

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

(4)

Includes 1,250,000 shares r/n/o Michael Petras, an affiliate of Mr. Jagunich

(5)

Does not include 200,000 shares underlying option grant.

(6)

Does not include 1,100,000 shares of Series E Convertible Preferred Stock that is convertible into 55,500,000 shares of common stock.

Changes in Control Agreements

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2010 in which:

▪

The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($46,955); and

▪

A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01
3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01
3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02
3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01
10.1	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05
10.2	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05
10.3	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05
10.4	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05
10.5	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05
10.6	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05
10.7	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05
10.8	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05
10.9	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05
10.10	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05
10.11	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05
10.12	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05
10.13	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05
10.14	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05
10.15	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05
10.16	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05
10.17	Secured Promissory Note – Monarch Pointe Fund, LTD – August 25, 2005		8-K		10.3	10/21/05
10.18	Amended and Restated Promissory Note – Centurion Credit Resources LLC – November 9, 2009		10-K/A		10.18	03/23/11
16.1	Letter of change in certifying accountant		8-K		16.1	04/12/11
23.1	Consent of Independent Registered Public Accounting Firm – Form S-8	X
31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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