Form 10-K/A
period 2010-12-31
instaCare Corp.
filed 2011-05-23
CIK 1144225

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

Yes      . No   X  .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x   x

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

instaCare is filing this Amendment  No. 2 to Form 10-K (the “Amendment”) to amend its annual report for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011 (the “Annual Report”). The purpose of this Amendment is to revise the Annual Report to reflect a change in the application of accounting principal in the December 31, 2010 financial statements. The change in application is specific to the accounting treatment of shares issued to our lender, Centurion Credit Resources, LLC in December 2010, as an annual renewal fee valued at $400,000. Per our audited statements previously filed, the renewal fee was classified as a prepaid asset to be amortized utilizing a straight-line method over the one-year renewal term. On May 14, 2011, we determined the loan fee should be reclassified as a liability verses an asset.  We have also determined that Centurion is a related party as defined by Generally Accepted Accounting Principles. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date for the Annual Report and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the original Annual Report for the fiscal year ended December 31, 2010.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·	deterioration in general or regional economic, market and political conditions;

·	our ability to successfully compete in the pharmaceutical supply industry;

·	increased competitive pressures from existing competitors and new entrants;

·	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

·	loss of customers or sales weakness;

·

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

·	inability to efficiently manage our operations;

·	inability to achieve future sales levels or other operating results;

·	the unavailability of funds for capital expenditures;

·	the other risks and uncertainties detailed in this report.

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

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products, and later in the 2nd quarter 2011, the sales and distribution of Shasta Genstrip. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart e-cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device.

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

On January 5, 2011, we issued 40,000 shares of our restricted common stock to two individuals, Mr. Walling and Ms. Lucas, for research, communication, sales and marketing services performed for the Company valued at $2,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31,		Increase (Decrease)
	2010	2009	$	%

Current assets	$4,690,218	$4,302,987	$387,237	9.0%
Current liabilities	2,127,110	2,731,878	(604,768)	(22.1%)

Working capital	$2,563,108	$1,571,109	$991,999	63%

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

Centurion Credit Resources

On November 17, 2007, we entered into an agreement with Centurion Credit Resources, LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Centurion Credit Resources, LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. Terms of the credit facility allow us to increase the available credit in increments of $250,000 as our business grows. We believe the existing facility is sufficient to finance our at home diabetes diagnostics business for revenues up to $15.0 million per quarter. In June 2010, we began discussions with Centurion for an additional $6.0 million credit facility to provide available credit to finance sales of our new at-home testing diagnostic product. In December of 2010, we executed our renewal agreement with Centurion for an additional one-year term. (See Note 4 to the consolidated financial statements)In January of 2011, we were notified of a discrepancy in the principal loan balance through confirmation requests. Pursuant to paragraph 6 of our amended and restated loan agreement dated December 31, 2010, any recourse that would have been afforded to us is negated by agreement to “remise, release and forever discharge lender from any and all claims, losses, liabilities demands and causes of action of any kind whatsoever, whether absolute or contingent, known or unknown, matured or un-matured”. The discrepancy in balance was the result of an interpretation of the interest calculation and amount to $573,004. At December 31, 2010, we have recorded a settlement expense in this amount.

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

/s/ Beckstead & Watts, LLP

Las Vegas, Nevada

April 12, 2010

SEALE AND BEERS, CPA’S

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

Report of Independent Registered Public Accounting Firm

To the Board of Director and Stockholders of

instaCare Corp

Westlake Village, CA

We have audited the accompanying consolidated restated balance sheet of instaCare Corp. as of December 31, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 1 to the financial statements, the Company has restated its balance sheet.

/s/ Seale & Beers, CPA’s

Las Vegas, Nevada

April 15, 2011, except for Notes 1 and 4, which the date is May 20, 2011

50 S. Jones Blvd. Suite 202 Las Vegas NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

instaCare Corp.

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets	(Restated)
Current assets:
Cash	$220,390	$239,302
Accounts receivable	3,155,184	3,612,647
Prepaid expenses	1,314,644	451,038
Total current assets	4,690,218	4,302,987
Fixed assets:
Furniture and fixtures	2,530	2,530
Computer equipment	232,365	232,365
Less accumulated depreciation	234,895	234,895
Fixed assets, net	-	-
Other assets
Intellectual property	9,950	-
Amortizable loan fees	-	21,250
Total other assets	9,950	21,250
Total assets	$4,700,168	$4,324,237

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,235	$81,182
Accrued liabilities	100,808	83,191
Accrued interest	116,521	307,147
Line of credit – related party	1,598,801	1,593,566
Notes payable and short term borrowings	223,745	666,792
Total current liabilities	2,127,110	2,731,878

Contingencies	205,000	305,500

Stockholders’ Equity
	-	-
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized, no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,250,000 shares authorized, 1,110,000 and 932,616
Shares issued and outstanding as of December 31, 2010, and 2009, respectively	1,110	932
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 100,602,281 and 76,652,239
shares issued and outstanding as of December 31, 2010 and 2009, respectively	102,651	76,652
Subscription receivable	(80,000)
Additional paid in capital	20,360,860	18,754,500
Accumulated (deficit)	(18,017,063)	(17,545,226)
Total stockholders’ equity	2,367,558	1,286,859
Total liabilities and stockholders’ equity	$4,700,168	$4,324,237

The accompanying notes are an integral part of these consolidated financial statements.

instaCare Corp.

Consolidated Statements of Operations

	The Years Ended
	December 31,
	2010	2009

Revenue:
Sales	$18,913,712	$19,607,230
Cost of sales	17,277,058	18,027,559

Gross profit	1,636,654	1,579,671

Expenses:
General & administrative	337,153	296,927
Consulting	310,449	116,927
Payroll expense	58,524	166,549
Professional fees	146,227	81,262
Total expenses	852,353	661,665

Net operating income	784,301	918,006

Other income (expense):
Financing costs – related party	(186,899)	(176,120)
Interest expense – related party	(400,781)	(231,149)
Interest expense	(57,499)	(172,248)
Other income	3.000	-
Settlement expense	(648,004)	-
Debt Forgiveness	(34,046)	1,450,867
Contingent expense	-	(105,000)
Total other income (expense)	(1,256,137)	766,350

Net income (loss)	(471,837)	1,684,356

Add: Dividends declared on preferred	-	-

Income (loss) available to common shareholders'	$(471,837)	$1,684,356

Weighted average number of
common shares outstanding-basic and fully diluted	93,580,070	57,082,546

Net income (loss) per share –basic and fully diluted	$(0.01)	$0.03

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

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009

Cash flows from operating activities
Net income	$(471,837)	$1,684,356
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares issued for services	55,990	133,600
Shares issued for financing	122,317	392,597
Options and warrants issued for services	119,777	46,112
Amortization of financing fees	54,583	14,671
Settlement expense	1,156,750	-
Gain on debt settlement	(34,046)	(1,450,867)
Changes in operating assets and liabilities:
Accounts receivable	(699,287)	(1,556,042)
Inventory	-	677,961
Prepaid expenses	(863,605)	(393,909)
Other assets	-	3,412
Accounts payable	6,053	44,078
Accrued liabilities	(82,383)	(37,815)
Accrued interest	35,874	153,606
Net cash (used) by operating activities	(599,817)	(183,240)

Cash flows (used) in investing activities
Intellectual property	(9,950)	-
Net cash (used) by investing activities	(9,950)	-

Cash flows from financing activities
Proceeds (payments), line of credit – related party	371,902	59,968
Payments on notes payable	(13,047)	(15,134)
Options exercised for cash	232,000	266,500
Net cash (used) by financing activities	590,855	311,334

Net increase (decrease) in cash	(18,912)	128,094
Cash – beginning	239,302	111,208
Cash – ending	$220,390	$239,302

Supplemental disclosures:
Interest paid	$418,247	$15,777
Income taxes paid	$-	$-

Non-cash transactions:
Shares and options issued for services	$55,990	$103,600
Options and warrants issued for services	$119,777	$-
Shares issued for financing activities	$122,317	$118,267
Shares issued for debt conversion	$622,454	$17,500

The accompanying notes are an integral part of these consolidated financial statements

instaCare Corp.

Notes to Consolidated Financial Statements

Note 1 – Significant accounting policies and procedures, and restatement of balance sheet

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

Restatement of financial statements

In connection with the review of our financials statements for the three-month period ended March 31, 2011, we determined that the application of accounting principals with respect to the recording of stock issued in lieu of cash for annual loan renewal fees, was not applicable to our transaction with Centurion Credit Resources. In addition, due to our material relationship with Centurion, with respect to our financing activities, Centurion is deemed to be a related party in accordance with generally accepted accounting principals. Therefore, we have restated our balance sheet for the year ended December 31, 2010, to reflect the reclassification of the fair value of our loan renewal fee, net of amortization as a discount against our line of credit liability verses the previously presentation as an amortizable asset. The effects of the change in application of accounting principal is limited solely to the balance sheet whereby decreasing total assets and liabilities by $366,667.  Pursuant to generally accepted accounting principals, we have also added the caption “related party” to all accounts related to Centurion, on the face of our financial statements.

The following table presents the effect of the restated adjustment by financial statement line item for the Consolidated Balance Sheet for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	As previously Stated	Adjustments	As Restated

Assets
Current assets:
Cash	$220,390		$220,390
Accounts receivable	3,155,184		3,155,184
Prepaid expenses	1,314,644		1,314,644
Total current assets	4,690,218		4,690,218
Fixed assets:
Furniture and fixtures	2,530		2,530
Computer equipment	232,365		232,365
Less accumulated depreciation	234,895		234,895
Fixed assets, net	-		-
Other assets
Intellectual property	9,950		9,950
Amortizable loan fees	366,667	(366,667)	-
Total other assets	376,617		9,950
Total assets	$5,066,835		$4,700,168

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,235		$87,235
Accrued liabilities	100,808		100,808
Accrued interest	116,521		116,521
		366,667
Line of credit – related party	-	(1,965,468)	1,598,801
Notes payable and short term borrowings	2,189,213	1,965,468	223,745
Total current liabilities	2,493,777		2,127,110

Contingencies	205,000		205,500

Stockholders’ Equity
	-		-
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized no
shares issued and outstanding as of December 31, 2010 and 2009, respectively	-		-
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized, no
shares issued and outstanding as of December 31, 2010 and 2009, respectively	-		-
Preferred series “E” stock, $0.001 par value, 1,250,000 shares authorized,
1,110,000 and 932,616Shares issued and outstanding as of December 31, 2010, and 2009, respectively	1,110		1,110
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
100,602,281 and 76,652,239shares issued and outstanding as of December 31, 2010 and 2009, respectively	102,651		102,651
Subscription receivable	(80,000)		(80,000)
Additional paid in capital	20,360,860		20,360,860
Accumulated (deficit)	(18,017,063)		(18,017,063)
Total stockholders’ equity	2,367,558		2,367,558
Total liabilities and stockholders’ equity	$5,066,835		$4,700,168

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2010 and 2009, inventory was $0 and $0 respectively.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  During the years ended December 31, 2010 and 2009, no impairment loss was recognized. Costs associated with patent applications are not being amortized. Upon the issuance of a patent, its respective cost will be amortized over the patent’s estimated useful life.

Loan fees

Loan fees incurred in connection with the Company’s financing activities are recorded as a contra liability to the originating debt. The Company amortizes the discount to financing expense or equity (if the debt is due to a related party), over the term of the debt using the straight-line  method.

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

Note 2 – Going concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of distributions platforms through which our products that can be sold. We intend to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

Note 3 – Fixed assets

Fixed assets consisted of the following at December 31:

	December 31,
	2010	2009
Furniture and fixtures	$2,530	$2,530
Computers and equipment	232,365	232,365
Subtotal	234,895	234,895
Less accumulated depreciation	(234,895)	(234,895)
Total fixed assets, net	$-0-	$-0-

Note 4 – Related party line of credit

In November 2007, we entered into a financing agreement with Centurion Credit Resources, LLC (“Centurion”) whereby Centurion has provided us with working capital in the form of a line of credit, to fund our operations. Pursuant to this agreement, Centurion receives interest at a rate of 2% per month on the outstanding balance along with shares of our common stock or its equivalent, equal to approximately 5% of each advance. In addition, we are required to pay an annual renewal fee in an amount that is determined at each renewal period. The line of credit is collateralized by all the assets of the Company. In December of 2010, we executed a renewal agreement with Centurion for an additional one-year term. In connection with the renewal, Centurion increased our available credit from $2,000,000 to a maximum of $2,500,000. Further, pursuant to the terms of the agreement, we agreed to issue 200,000 shares of our preferred Series “E” stock as a renewal fee valued at $400,000. The loan renewal fee has been recorded as a discount net of the liability and is amortized using the straight-line method over the one-year renewal period. As of December 31, 2010, we have recorded $33,333 in financing expense related to this fee. In January of 2011, we were notified of a discrepancy in the principal loan balance through confirmation requests. Pursuant to paragraph 6 of our amended and restated loan agreement, any recourse that would have been afforded to us is negated by agreement to “remise, release and forever discharge lender from any and all claims, losses, liabilities demands and causes of action of any kind whatsoever, whether absolute or contingent, known or unknown, matured or un-matured”. The discrepancy in balance was the result of an interpretation of the interest calculation and amount to $573,004. At December 31, 2010, we have recorded a settlement expense in this amount. Due to the materiality of our relationship with Centurion, they are deemed to be a related party pursuant to generally accepted accounting principals.

During the years ended December 31, 2010 and 2009 we received advances on the line of credit totaling $15,000,000 and $17,000,000, respectively. Our repayments totaled $15,500,000 in 2010 and $16,900,000 in 2009. Interest and financing fees paid in cash and equity to Centurion, totaled $587,680 and $407,269 for the years ended December 31, 2010 and 2009, respectively.

	December 31,
	2010	2009
Line of credit, with interest being paid in shares equal to 5% of each advance, and an additional 2% accruing monthly on the unpaid principal balance.	1,965,468	1,593,566
Less: Amortizable loan fee	(366,667)	-
Total line of credit balance	$1,598,801	$1,593,566

Note 5 – Notes payable

Notes payable consisted of the following as of December 31:

		December 31,
		2010	2009
(a)	Convertible promissory note, bearing interest at a 1.25% per month, matured on October 31, 2007, currently in default.	$145,000	$170,000
(b)	Promissory note, bearing interest at 12% per annum, matured July 31, 2006.	-	130,000
(c)	Convertible promissory note, bearing interest at 1.5% monthly, matured December 31, 2007.	-	200,000
(d)	Promissory note, bearing interest at 18% per annum, matured September 30, 2009.	-	75,000
(e)	Promissory note, bearing interest at 9% per annum, maturing June 20, 2010.	78,745	91,792
Total notes payable		$223,745	$666,792

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The principal sum of these notes was $170,000. We agreed to pay the note holders the principal balance and accrued interest at an annual rate of 15% maturing in one-year from the date of issuance. Our former CEO employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of December 31, 2010, the principal balance owed to the remaining investors was $145,000 with accrued interest of $111,188.

b)

On May 23, 2006, we entered into a promissory note with Dennis Cantor and Novex International (“Novex”) for the principal amount of $255,000.  We agreed to pay Novex the principal sum of $255,000 together with interest at a rate of one half of one percent (0.5%) every ten days beginning on May 23, 2006 and running through the maturity date of September 30, 2006.  In the event of a default, all overdue amounts under the note shall bear a penalty obligation at a rate of twelve percent (12%) per annum accruing from the maturity date.  We have made total principal payments of $125,000. On April 16, 2010, Novex and the company agreed to a note conversion whereby we issued 1,939,543 shares of our common stock valued at $193,955 for full payment of the principal balance of $130,000 and accrued interest of $70,938. As a result of the conversion, we recognized a gain on debt settlement in the amount of $6,983.

c)

On July 17, 2006, we entered into a short-term convertible loan agreement with Wayne G. Knapp (“Knapp”) wherein Knapp agreed to loan the Company the principal sum of $200,000; for a period of 120 days; and convertible at the option of Knapp at a rate equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share. On October 17, 2006, we extended the maturity to May 16, 2007. The note bears interest at a rate of 18% per annum and is payable quarterly. In connection with the extension, we issued Knapp a warrant to purchase 50,000 shares of our common stock at $0.32 per share expiring December 31, 2009. On March 30, 2007, Knapp exercised his option. On March 8, 2010, we entered into a “Settlement Agreement and Mutual Release” with Knapp. Pursuant to the agreement, we issued 2,900,000 shares of our common stock valued at $319,000 as full settlement of this debt. As of December 31, 2010, we have recorded $13,000 in debt forgiveness representing the difference between the fair value of shares issued and the principal amount owed of $200,000 and accrued interest of $132,000.

d)

In March 2008, we entered into a Convertible Promissory Note Purchase Agreement with Cragmont Capital, LLC (“Cragmont”) wherein Cragmont agreed to loan the Company an aggregate sum of $250,000. A single loan was made for $75,000. In January 2009 Cragmont contended the loan was for one year, maturing on February 28, 2009. The total amount owing pursuant to the agreement, was convertible at the option of the lender, at a conversion rate equal to $0.015 per share. Further, we agreed subject to certain conditions to issue 100 warrants with a strike price of $0.03 expiring on December 31, 2010 for every dollar loaned by Cragmont. The warrant transaction was conditioned upon Cragmont purchasing the warrant at closing. No agreement was ever reached with Cragmont as to the purchase price for the warrants, and they were never purchased by Cragmont at the closing. During the year ended December 31, 2008, we terminated our relationship with Cragmont. On March 10, 2010, we issued payment in the amount of $75,000 to Cragmont, representing the return of partial funding pursuant to our rescission of the March 1, 2008 agreement. On August 20, 2010, we entered into a full and final settlement agreement with Cragmont whereby agreeing to accept a request for conversion of the principal portion of the original note pursuant to the March 2008 agreement in addition to forgoing the return of the $75,000 payment made by us in March 2010. In exchange, Cragmont has agreed to release all claims to 7,500,000 warrants previously in dispute.

e)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. Pursuant to the terms of the note, we are required to make monthly principal and interest payments of $3,300. As of December 31, 2010, the remaining principal balance was $78,745 and accrued interest totaled $5,333.

We have recorded interest expense in connection with notes payable totaling $57,499 and $172,248 for the years ended December 31, 2010 and 2009.

Note 6 – Fair value

Our financial instruments consist principally of notes payable and lines of credit. Notes payable and lines of credit are financial liabilities with carrying values that approximate fair value.  Management determines the fair value of notes payable and lines of credit based on the effective yields of similar obligations and believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

We comply with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, to expand required disclosures.

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$188,410	$-	$188,410
Line of credit – related party	-	1,898,326	-	1,898,326
Total	$-	$2,086,736	$-	$2,086,736

Note 7 – Income taxes

At December 31, 2010, the Company had approximately $18,000,000 of federal and state net operating losses. For the years ended December 31, 2010 and 2009, the Company reported net income and loss of ($471,837) and $1,684,356, respectively. No provision for income tax expense has been record. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The net operating loss carry forwards, if not utilized will begin to expire in 2017-2022.

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

Note 8 – Stockholder’s equity

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

Series “B” convertible preferred stock

We have designated 2,500 shares of our $0.001 preferred stock as Series “B”. Holders of series “B”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “B” convertible preferred stock may be converted, the number of shares into which one share of Series “B” Preferred Stock shall be convertible into common stock shares at a conversion rate of  100,0000:1.  Series “B” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “B” convertible stock shall not be entitled to a mandatory monthly dividend. Series “B” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

Series E convertible preferred stock

We have designated 1,250,000 shares of our $0.001 preferred stock as Series “E”. Holders of series “E”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “E” convertible preferred stock shall be convertible into common stock shares at a rate of 50:1.  Series “E” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “E” convertible stock shall not be entitled to a mandatory monthly dividend. Series “E” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

On November 10, 2009, we entered into an “Amended and Restated Promissory Note” with Centurion Credit Resources, LLC (“Centurion”). Pursuant to the amended agreement, we issued 60,000 shares of our Series “E” preferred stock as a renewal fee. The fair value of the issuance totaled $25,500 to be amortized over the renewal period of one-year. As of December 31, 2010, we have recorded $4,250 in financing fees and have a remaining unamortized balance of $0.

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

In December 2010, we entered into our second “Amended and Restated Promissory Note” with Centurion Credit Resources, LLC (“Centurion”). Pursuant to the amended agreement, we issued 200,000 shares of our Series “E” preferred stock as a renewal fee. The fair value of the issuance totaled $400,000 and will be amortized over the renewal period of one-year. (See note 4) As of December 31, 2010, we have recorded $33,333 in financing fees and have a remaining unamortized balance of $366,667.

In August 2010, we entered into an “Escrow Agreement” pursuant to the aforementioned “Amended and Restated Promissory Note” whereby agreeing to issue an additional 200,000 shares of our preferred Series ”E” stock to be held in escrow for the benefit of Centurion as collateral against the aforementioned line of credit. As of December 31, 2010, we have recorded $200, the par value of the shares held in escrow, as additional paid-in capital.

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

Note 9 – Options

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

Note 10 – Warrants

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

Note 11 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,170 per month on a month-to-month basis.

On June 7, 2005, we entered into a month to month agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, New Jersey

Rent expense amounted to $81,710 and $72,860 for the years ended December 31, 2010 and 2009, respectively.

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

In March 2010, and as part of its recession, the company has returned the $75,000 it received as consideration in the transaction. On October 1, 2010, the parties entered into a final settlement thereby bringing an end to the litigation.

Monarch Pointe Fund, Ltd (BVI) in receivership vs. instaCare Corp. et al.

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against instaCare Corp., Keith Berman and Robert Cox alleging conversion by InstaCare of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. On August 12, 2010, the company received an initial formal settlement offer through the counsel for the Liquidator. Subsequently there have been additional offers and counter-offers. Among other stated issues these offers of settlement are intended to bring an end to the litigation. The company is now in the process of exchanging final settlement documents.

Note 12 – Subsequent events

On March 17, 2011, Centurion Credit agreed to provide an advance in excess of the amounts provided for in our amended loan agreement dated December 2010 with the understanding that additional collateral would be provided by the Company in the form of its preferred series “B” stock. We issued 1,000 shares to the escrow agent of Centurion Credit as collateral in the event of default. The preferred series “B” shares are convertible into common shares at a rate of 100,000:1. The estimated fair value of the underlying common on the date of grant was $5,900,000. We have recorded the issuance at par to paid-in capital.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers, directors, and key employees are:

Name	Age	Position

Keith Berman William Lyons Robert Jagunich	58 58 62	Chief Financial Officer and Director Director Director

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

Date: May 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	May 17, 2011
Keith Berman	Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	May 17, 2011
Robert Jagunich