Form 10-Q
period 2011-03-31
instaCare Corp.
filed 2011-05-23
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended March 31, 2011

       . Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ___________ to ____________

Commission File Number:  000-29315

INSTACARE CORP.

(Exact name of registrant as specified in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2660 Townsgate Road, Suite 300, Westlake Village California	91361
(Address of Principal Executive Offices)	(Zip Code)

(805) 446-1973
(Registrant’s telephone number, including area code)

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 15, 2011, there were 107,331,667 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

InstaCare Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Restated)
Assets

Current Assets:
Cash	$593,000	$220,390
Accounts receivable, net	4,244,883	3,155,184
Prepaid expenses and deposits	15,776	1,314,644

Total current assets	4,853,659	4,690,218

Other assets:
Intellectual property	12,409	9,950
Total other assets	12,409	9,950

Total assets	$4,866,068	$4,700,168

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$99,413	$87,235
Accrued liabilities	148,502	100,808
Accrued interest	116,951	116,521
Line of credit – related party	1,898,326	1,598,801
Notes payable and short term debt	188,410	223,745

Total Current Liabilities	2,451,602	2,127,110

Contingencies	205,500	205,500

Total Liabilities	2,657,102	2,332,610

Stockholders' equity:

Preferred convertible stock, $0.001 par value, 2,247,500 shares authorized, no shares issued and outstanding as of March 31, 2011 and
December 31, 2010, respectively	-	-
Preferred series “B” convertible stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of March 31, 2011
and December 31, 2010, respectively	1	-
Preferred series “C” convertible stock, $0.001 par value, 20,000 shares authorized, no shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively	-	-
Preferred series “E” convertible stock, $0.001 par value, 1,250,000 shares authorized, 960,300 and 1,110,000 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	960	1,110
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
114,056,677 and 102,650,769 shares issued and outstanding at March 31, 2011
and December 31, 2010, respectively	114,057	102,651
Common stock subscription receivable	(68,315)	(80,000)
Additional paid-in capital	20,520,107	20,360,860
Accumulated (deficit)	(18,357,844)	(18,017,063)

Total stockholders' equity	2,208,966	2,367,558

Total Liabilities and Stockholders' equity	$4,866,068	$4,700,168

(See accompanying notes to these condensed consolidated financial statements)

InstaCare Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenue	$3,123,041	$4,128,582
Cost of sales	2,819,717	3,740,565

Gross profit	303,324	388,017

Expenses:
General and administrative	277,178	81,996
Consulting services	47,294	70,535
Compensation expense	11,400	10,350
Professional fees	40,285	21,497

Total Expenses	376,157	184,378

Net income (loss) from	(72,833)	203,639

Other Income (Expense):
Financing costs – related party	(198,002)	(28,125)
Interest expense – related party	(103,716)	-
Interest expense	(8,079)	(32,316)
Gain on debt settlement	41,849	27,063

Total Other Income (Expense)	(267,948)	(33,378)

Net income (loss)	$(340,781)	$170,261

Net income (loss) per share – basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding – basic and diluted	$105,849,859	$83,479,826

(See accompanying notes to these condensed consolidated financial statements)

InstaCare Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Cash flows from (to) operating activities:
Net income (loss)	$(340,781)	$170,261
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	32,167	3,250
Shares issued for financing	98,004	21,861
Allowance for bad debt	190,654	-
Amortization of financing fees	99,999	6,375
Amortization of share-based compensation	-	46,113
Gain on debt settlement	(41,849)	(27,063)
Changes in operating assets and liabilities
Accounts receivable	(1,280,353)	(399,634)
Prepaid and other assets	1,309,101	390,265
Accounts payable	12,178	(57,857)
Accrued liabilities	47,694	397,750
Accrued interest	6,944	28,194

Net cash from (used in) operating activities	133,758	579,515

Cash flows from (to) investing activities:
Intellectual property	(2,459)	-

Net cash (used) in investing activities	(2,459)	-

Cash flows from (to) financing activities:
Proceeds (payments) from line of credit, net – related party	199,526	(593,680)
Payments on notes payable	-	(81,781)
Proceeds from issuance of common stock	41,785	207,000

Net cash provided by financing activities	241,311	(468,461)

Net increase in cash	372,610	111,054
Cash, beginning of period	220,390	239,302

Cash, end of period	$593,000	$350,356

Supplemental cash flow information:
Cash paid for interest	$103,716	$4,011
Cash paid for income taxes	$-	-

Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$32,167	$3,250
Shares issued for financing	$98,004	$21,861
Shares issued for debt conversion	$-	$353,500
Gain on settlement of debt	$41,849	$27,063

(See accompanying notes to these condensed consolidated financial statements)

InstaCare Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company's Form 10-K/A.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are not applicable or are not expected to be significant to the financial statements of the Company.

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

NOTE 3 – RELATED PARTY LINE OF CREDIT

During the three months ended March 31, 2010, we authorized the release of an additional 200,000 shares of preferred series “E” stock valued at $85,000 for Centurion’s authorization to fund an advance in excess of amounts define in our loan agreement. In addition, as a condition of authorizing the excess advance, Centurion required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 100,000 to 1 in order to cure any potential default. The outstanding shares of this issue if fully converted, would create 100,000,000 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000, Due to the material relationship that has developed as a result of our financing activities with Centurion, they are deemed to be a related party in accordance with generally accepted accounting principals.  As of March 31, 2011, the balance owed net of amortizable loan fees was $1,898,326

	March 31,	December 31,
	2010	2010
		(Restated)
Line of credit, with interest being paid in shares equal to 5% of each advance, and an additional 2% accruing monthly on the unpaid principal balance.	2,164,994	1,965,468
Less: Amortizable loan fee	(266,668)	(366,667)
Total line of credit balance	$1,898,326	$1,598,801

We have recorded interest and financing expense totaling $301,718 and $28,125 for the three-months ended March 31, 2011 and 2010, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2011 and December 31, 2010:

		March 31,	December 31,
		2011	2010
			(Restated)
(a)	Convertible promissory note, bearing interest at 15% per annum, matured on October 31, 2007, currently in default.	$145,000	$145,000
(b)	Promissory note, bearing interest at 9% per annum, maturing March 2011.	43,410	78,745
Total notes payable		$188,410	$223,745

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The principal sum of these notes was $170,000. Pursuant to these notes, we agreed to pay each note holder their principal balance and accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose over whether our former CEO was authorized to borrow these funds without prior approval of the Board, and after several disputes arose with these investors, the company determined that each debt would be dealt with separately and accordingly we entered into a debt settlement agreement with the one such investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of March 31, 2011, the principal balance owed to the remaining investors was $145,000 with accrued interest of $116,625.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. On March 4, 2011, we re-negotiated this note whereby the principal balance and accrued interest were reduced by $35,335 and $6,541, respectively. In addition, the maturity was extended an additional twelve months to March 2012. As a result of the amendments to the note, we recognized a gain on the settlement of debt in the amount of $41,849. Pursuant to the amended terms of the note, we are required to make monthly principal and interest payments of $1,900. As of March 31, 2011, the principal balance totaled $43,410 and accrued interest was $326.

We have recorded interest and financing expense totaling $309,797 and $60,441 for the three-months ended March 31, 2011 and 2010, respectively.

NOTE 5 – FAIR VALUE

Our financial instruments consist principally of notes payable and lines of credit. Notes payable and lines of credit are financial liabilities with carrying values that approximate fair value.  Management determines the fair value of notes payable and lines of credit based on the effective yields of similar obligations and believe all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

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

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$188,410	$-	$188,410
Line of credit – related party	-	1,898,326	-	1,898,326
Total	$-	$2,086,736	$-	$2,086,736

NOTE 6 – STOCKHOLDER’S EQUITY

We are authorized to issue up to 1,750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value convertible preferred stock. In March of 2011, we amended our preferred stock designations as follows: 1) withdrawal of Series “A” designation on 750,000 shares of preferred stock, 2) withdrawal of Series “C” designation on 1,000,000 shares of preferred stock, 3) Designation of Series “B” on 2,500 shares of preferred stock, and 4) increased the number of preferred shares designated as Series “E” from 1,000,000 to 1,250,000. All presentation of preferred stock contained herein has been retroactively presented to reflect the 2011 amendments.

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

Series “C” convertible preferred stock

We have designated 20,000 shares of our $0.001 preferred stock as Series “C”. Holders of series “C” convertible stock shall not have the right to vote on matters that come before the shareholders. Series “C” convertible preferred stock is convertible by dividing the Series “C” Purchase price into the existing conversion price, which shall be equal to eighty percent of the market price rounded to the nearest thousandth, not to exceed $1.60 per share. Series “C” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “C” convertible stock shall be entitled to a mandatory monthly dividend equal to the share price multiplied by the prime interest rate plus five tenths percent. Series “C” convertible stock shall have a redemptions price of $100 per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

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

Preferred

During the three-month period ended March 31, 2011, we have issued an additional 40,000 shares of our preferred Series “E’ stock to Centurion Credit Resources to be held in escrow with Centurions legal counsel for financing fees in connection with our line of credit. In addition, we authorized the release of 200,000 shares of preferred series “E” stock from previously escrowed shares, to Centurion for accommodations made by Centurion in connection with advances on our line of credit during March 2011. The fair value of the underlying common was $85,000 and has been recorded as a financing fee as of March 31, 2011.

Pursuant to our financing agreement with Centurion, we authorized the release of 30,000 preferred series “E” stock from escrow, fair valued at $12,750 for financing fees incurred with each line of credit advance provided by Centurion during the three-months ended March 31, 2011.

During the three-month period ended March 31, 2011, Centurion has elected to convert 189,700 shares of their preferred series “E” into 9,485,000 shares of common stock.

On March 17, 2011, we issued 1,000 shares of our preferred series “B” stock, pursuant to an amended escrow agreement with Centurion whereby the preferred series “B” would be held by Centurion’s legal counsel to be utilized as additional collateral on our line of credit. Each preferred “B” share is convertible into shares of common stock at a rate of 100,000 to 1. The fair value of the issuance based on the underlying common is $5.9M, however, since the issuance represents solely a form of collateral and is not convertible except in the event of default, we have record the issuance at its par value against paid in capital.

Common

We have issued 200,000 shares of our common stock to Cadence Consulting for services related to our financing activities. The services commenced on March 4, 2011 and will continue for approximately six months. The fair value of shares issued is $12,400 and will be amortized over the services period. As of March 31, 2011, we have expensed $2,167 and have a prepaid balance remaining of $10,233.

On March 4, 2011, we issued 860,000 shares of our common stock to and individual pursuant to a stock purchase agreement for cash in the amount of $30,100 or $0.035 per share.

On March 11, 2011, we received a payment of $11,685 to be applied towards a subscription receivable related to a stock purchase agreement in December 2010. As of March 31, 2011, the remaining amount due on the subscription was $68,315.

On March 17, 2011, we issued 857,150 shares of our common stock to Ms. Wolf as consulting fees earned during the three-months ended March 31, 2011. The fair value of the shares totalled $30,000 and has been record as a consulting expense.

During the three-month period, ended March 31, 2011 we have authorized the issuance of 3,758 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $254 and has been recorded as financing costs.

NOTE 7 – OPTIONS

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of March 31, 2011, 739,050 shares remain available for issuance under this plan.

.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of March 31, 2011, 42,705 shares remain available for issuance under this plan.

2006 Stock Option Plan

On December 8, 2006, we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 25,500,000 shares of our $0.001 par value common stock. As of March 31, 2011, 12,542,853 shares remain available for issuance under this plan.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2011	200,000	$0.570
Options granted	857,150	0.035
Options cancelled	-	-
Options exercised	(857,150)	0.035
Balance, March 31, 2011	200,000	$0.570

NOTE 8 – WARRANTS

The following is a summary of activity of outstanding warrants as of March 31, 2011:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2011	650,000	$0.061
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, March 31, 2011	650,000	$0.061

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,170 per month on a month-to-month basis.

On June 7, 2005, we entered into a month to month agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, New Jersey.

Rent expense amounted to $35,200 and $32,201 for the three-months ended March 31, 2011 and 2010, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of March 31, 2011, our accrual was $205,500.

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

FORWARD LOOKING STATEMENTS

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors influencing these risks and uncertainties include, but are not limited to the following:

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

REFERENCES

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “instaCare” and the “Company” mean  InstaCare Corp. and its wholly owned operating subsidiaries, Decision IT, Pharma Tech Solutions, Inc., PharmTech Direct Corp., and PDA Services, Inc. ; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

instaCare Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor. The U.S. FDA in a manner similar to prescription drugs regulates diagnostic test kits and at-home patient testing products but the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products.

We have recently begun gearing up to introduce a proprietary diagnostic product, the Shasta Genstrip, for the at-home testing of blood glucose, a $20 billion worldwide market. Shasta Genstrip will compete directly with the largest of the platform manufacturers  in the at-home blood glucose testing market, the platform manufacturer’s product currently used daily by over 3 million diabetes afflicted Americans. In anticipation of the introduction of Genstrip in late 2Q 2011 or 3Q 2011 we have phased out sales of those brand name products that will, in the future, compete with our Shasta Genstrip and we have begun the new product investments needed for the coming product launch. Phasing out sales of these products lowered our order intake by approximately $1,875,000 in 1Q 2011.

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

We have received multiple inquiries from companies interested in perhaps collaborating with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. We are in final discussions with a Florida based concern who is a leader in the mobile health computing market. In addition to this proposed partnership, we continue to discuss alternative propositions with other interested companies ranging from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. All of our discussions are with companies are much larger than instaCare. We may or may not entertain additional proposed partnerships for our implementation of the cell phone centric technologies, which has been hindered, by the slow implementation of regulations, protocols and data formats by the Federal government.

In May 2010, we entered into agreement with Shasta Technologies, Inc. and Broadtree, Inc. This agreement granted our Pharma Tech Solutions, Inc. subsidiary the exclusive marketing rights to a new diagnostic product not yet on the market, now named Shasta Genstrip (“Genstrip”).  The Genstrip product was developed to compete against the market leader in the $20 billion at home testing market. In April 2011, the company renegotiated its agreement changing its many roles and adding responsibility for regulatory approval, manufacturing and forecasting, international sales and additional sales markets in the U.S.

In September 2010, we entered into agreement with Wal-mart Stores, Inc., for the provision of the retail store version of the Shasta Genstrip.  Wal-mart is the largest retailer in the world. In February 2011, we renewed the agreement with Wal-mart adding the “Medicare” version of Shasta Genstrip for Wal-mart’s Medicare Parts B and D initiatives. The company is also in discussions with other retailers, chain pharmacies, chain supermarkets and master wholesale distributors and plans to conclude these agreements in 2011.

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

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of prescription and non--prescription diagnostics, at-home testing, post-surgical products, and later in the latter part of 2Q 2011 or 3Q 2011, the sales and distribution of Shasta Genstrip. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart e-cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device.

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

Financing Requirements

At March 31, 2011, we had cash of $593,000 and working capital of $2,402,000.  We were advanced a total of $1,880,000 on our line of credit and repaid $1,680,000 during the three-months ended March 31, 2011. We estimate that approximately $6.3 million in additional advances will be required to finance our cost of goods during the remainder of the year ended December 31, 2011. We also anticipate that we will require $56 million in advances to finance our expected sales of Genstrip. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three-months ended March 31, 2011 and 2010 compared.

The following tables summarize selected items from the statement of operations for the years ended March 31, 2011 compared to 2010. The financial information presented has been rounded to the nearest thousand $

	For the Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	$	%

Revenue	$3,123,000	$4,129,000	$(1,006,000)	(24%)
Cost of sales	2,820,000	3,741,000	(921,000)	(25%)

Gross profit	303,000	388,000	(85,000)	(22%)

Gross profit margin	9.7%	9.4%	0.3%	9%

Expenses:
General and administrative expenses	$277,000	$82,000	$195,000	238%
Consulting	47,000	71,000	(24,000)	(34%)
Compensation expense	11,000	10,000	1,000	10%
Professional fees	40,000	21,000	19,000	90%

Total operating expenses	375,000	184,000	191,000	104%

Other income (expense):
Financing costs	$(198,000)	$(28,000)	$170,000	607%
Interest expense	(112,000)	(32,000)	80,000	250%
Gain on debt settlement	42,000	27,000	15,000	56%

Total other income (expense)	(268,000)	(33,000)	235,000	712%

Net income (loss)	$(340,000)	$171,000	$(511,000)	(300%)

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 1st quarter of 2011, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, which have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve a slight increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), bad debt, insurance, and bank charges. During the 1st quarter of 2011, general and administration expenses increased by $195,000 to $277,000 (1st quarter 2010 - $82,000). The significant increase relates to a non-recurring charge of $191,000 for potential uncollectible accounts receivable. General and administration expenses currently account for approximately 9% of our total revenue and are not expected to increase significantly during the remainder of 2011 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Compensation expense for the 1st quarter of 2011 increased by $1,000 to $11,000 (1st quarter 2010 - $10,000) an increase of 9%. This increase is mainly due to a small net gain of essential support personnel for new business development over the last 12 months. Generally, our staffing levels have remained constant at five full-time employees as at March 31, 2011 in our Westlake California facility, and seven full time professionals nationwide. We do not expect to increase the number of individuals we currently utilize during 2011, except for certain people to be brought on as a result of new distributing agreements as well as the launch of Genstrip, requiring an increase the number of sales and marketing teams currently in place.

Consulting expenses Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During the 1st quarter of 2011, the majority of our labor expense was derived from casual-labour verses the use of outside consultants whereas in 2010, it was primarily outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The increase of $19,000 is comprised of an increase in both accounting and legal fees. The majority of which is attributable to an increase in legal fees of $12,000.  During the 1st quarter of 2011, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved. Accounting and audit fees increased by $7,000 over the previous period as expected due changes in service providers.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the costs associated with our line of credit with Centurion Credit Resources, LLC. (“Centurion”).  Centurion has provided us a line of credit up to $2,500,000. Our costs associated with maintaining our line of credit include the issuance of shares of our common stock equal to 80% of each advance. During the three months ended March 31, 2010, we authorized the release of an additional 200,000 shares of preferred series “E” stock valued at $85,000 for Centurion’s authorization to fund an advance in excess of amounts define in our loan agreement. In addition, as a condition of authorizing the excess advance, Centurion required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 100,000 to 1 in order to cure any potential default.

For the three-month periods ended March 31, 2011 and 2010, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2011, settlements were negotiated down $42,000 compared to $15,000 below carrying amounts in 2010. We do not anticipate further gains on debt settlement or other settlement cost during 2011.

Net Loss

We incurred a net loss for the 1st quarter of 2011 of $340,000 compared to net income in the comparable period of 2010 a period over period change totalling $511,000. The loss has been realized due to several non-cash and non-recurring expenses recognized during the quarter. The substantial components of these transactions include the recording of a bad debt allowance in the amount of $191,000 and the preferred stock issuance to Centurion valued at $85,000, which related to a single excess line of credit advance authorized in March 2011. In addition, we also recorded a $100,000 non-cash expense for the amortization of our loan renewal fee, which was not imposed in the prior period.

Liquidity and Capital Resources

A critical component of our operating plan affecting our continued existence is the ability to obtain favourable capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until we can increase our existing market share and improve operating margins, which may take several years. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	March 31,	December 31,	Increase (Decrease)
	2011	2010	$	%

Current assets	$4,854,000	$4,690,000	$164,000	3%
Current liabilities	2,452,000	2,127,000	325,000	13%

Working capital	$2,402,000	$2,563,000	$(161,000)	(13%)

Cash to Operating Activities

During the three-months, ended March 31, 2011, operating activities provided cash of $134,000 compared to $580,000 in 2010. Our loss for 2011 was $341,000 and included a non-cash outlay for financing of $98,000 (2010 - $22,000); expenses settled with equity $32,000 (2010 - $3,250); Allowance for bad debt of $191,000 (2010 - $0); for a net cash flow of $38,000 (2010 – net cash flow of $221,000) before changes in working capital items. Our accounts receivable have increased by $1,280,000 (2010 – $400,000) due to an increase in our collections period. Prepaid expenses decreased by $1,309,000 (2010 – $390,000). Accounts payable and accrued liabilities have increased by $67,000 (2010 –$368,000) due to our operations being partially financed by our creditors. We plan to decrease our reliance on creditor support as we secure additional financing.

Cash from Financing Activities

During the three-months ended March 31, 2011, financing activities provided cash of $241,000 (2010 – ($468,000)). Proceeds of $42,000 (2010 - $207,000) was received from the issuance of common stock. During 2011, net proceeds of $200,000 (2010 – ($594,000) were received from our line of credit, and repayments and $0 (2010 - $82,000) were made on our notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system, which is determined to be effective, cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of March 31, 2011, our accrual was $205,500.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

Monarch Pointe Fund, Ltd (BVI) in receivership vs. instaCare Corp. et al.

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against instaCare Corp., Keith Berman and Robert Cox alleging conversion by InstaCare of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. On August 12, 2010, the company received an initial formal settlement offer through the counsel for the Liquidator. Subsequently there have been additional offers and counter-offers. Among other stated issues, these offers of settlement are intended to end the litigation. On May 5, 2011, the company and Monarch exchanged what are anticipated to be final settlement documents, that when executed will end this litigation.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities.

On January 25, 2011, we issued 2,725,000 shares of our restricted common stock to Centurion Credit Resources for the conversion of 54,500 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 31, 2011, we issued 3,133 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $219 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 4, 2011, we issued 860,000 shares of our restricted common stock to Ms. Michelle Abraham for cash in the amount of $30,100. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 4, 2011, we issued 100,000 shares of our restricted common stock to Cadence Consulting for financial consulting services performed for the Company valued at $6,500. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 17, 2011, we issued 857,100 shares of our restricted common stock to Ms. Leslie Wolf for sales consulting services performed for the Company valued at $30,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 17, 2011, we issued 100,000 shares of our restricted common stock to Cadence Consulting for financial consulting services performed for the Company valued at $5,900. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 21, 2011, we issued 6,760,000 shares of our restricted common stock to Centurion Credit Resources for the conversion of 135,200 shares of our Series “E” preferred stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 31, 2011, we issued 625 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $35 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTACARE CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: May 17, 2011