Form 10-K/A
period 2009-12-31
instaCare Corp.
filed 2011-07-21
CIK 1144225

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

instaCare. is filing this Amendment  No. 2 to Form 10-K (the “Amendment”) to amend its annual report for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 24, 2011 (the “Annual Report”). The purpose of this Amendment is to include as exhibits, loan agreements in electronic format, an updated consent for our Form S-8 from our independent accountant and currently dated certifications from our Principal Executive and Chief Financial Officer.

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

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	—	$—	—

Equity compensation plans not approved by stockholders	4,500,000	$0.055	5,752,711(1)

Total	4,500,000	$0.055	5,752,711

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

On April 20, 2009, we issued 1,500,000 shares each, of our restricted common stock to two of our officers, Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $15,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On April 20, 2009, we issued 1,750,000 shares of our common stock valued at $17,500 for services rendered to the Company by Accuity Financial Inc., an accounting services provider. The shares were registered in a Registration Statement on Form S-8POS filed on August 31, 2007.

On May 13, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers , Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $5,000.. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

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

On May 13, 2009, we issued 50,000 and 10,000 shares of our restricted common stock valued at $600 to Svet Milic and Michael Ambrosia, respectively for market consulting services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

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

On June 2, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers, Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $5,000.. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On July 8, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers, Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $5,000. for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

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

On August 13, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers, Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $4,250.  for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

On September 11, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers, Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $4,250.  for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

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

On October 7, 2009, we issued 500,000 shares each of our restricted common stock to two of our officers, Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $4,250.   for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

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

On November 11, 2009, we issued 149,091 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $2,267, in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

On November 23, 2009, we issued 1,500,000 shares each of our restricted common stock to two of our officers, Keith Berman and Robert Jagunich, for management services to the Company. The value attributed to the services performed by each officer was $15,000 for services to the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

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

instaCare Corp.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008
Revenue	$19,607,230	$14,953,356
Cost of sales	18,027,559	13,474,843

Gross profit	1,579,671	1,478,513

Expenses:
General and administrative expenses	296,927	258,937
Consulting services	116,927	159,956
Payroll expense	166,549	279,155
Professional fees	81,262	85,871
Depreciation	-	36,250
Total expenses	661,665	820,169

Net operating income	918,006	658,344

Other income (expense):
Financing costs	(407,269)	(245,813)
Interest expense, net	(172,248)	(224,758)
Debt relief	1,450,867	-
Contingent expenses	(105,000)	-
Total other income (expense)	766,350	(470,571)

Net income	$1,684,356	$187,773

Weighted average number of Common shares outstanding – basic and fully diluted	57,082,546	40,115,682

Net income (loss) per share – basic and fully diluted	$0.03	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statement of Changes of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Shares Authorized and Un-issued	Unamortized Warrant & Options	Prepaid Stock Comp	Dividend Payable	Accumulated (Deficit)	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	225,386	$ 227	29,200,026	$29,200	$17,459,200	$ 3,700	$ -	$(105,000)	$292,392	$(19,709,747)	$ (2,030,030)

Shares previously authorized	-	-	3,700,294	3,700	-	(3,700)	-	-	-	-	-
Warrants issued for services	-	-	-	-	12,853	-	-	-	-	-	12,853
Shares issued for services	-	-	8,416,775	8,418	138,536	-	-	-	-	-	146,954
Shares issued for financing	66,940	67	5,287,403	5,287	183,232	2,046	-	-	-	-	190,932
Warrants issued for financing	-	-	-	-	62,501	-	-	-	-	-	62,501
Shares issued for licensing	-	-	240,000	240	4,560	-	-	-	-	-	4,800
Amortization of prepaid compensation	-	-	-	-	-	-	-	105,000	-	-	105,000
Dividend payable	-	-	-	-	-	-	-	-	178,918	(178,918)	-
Net income	-	-	-	-	-	-	-	-	-	187,773	187,773
Balance, December 31, 2008	292,326	294	46,844,498	46,845	17,860,880	2,046	-	-	471,310	(19,700,892)	(1,319,517)

Shares previously authorized	-	-	-	-	2,046	(2,046)	-	-	-	-	-
Options issued for services	-	-	-	-	92,225	-	(46,113)	-	-	-	46,112
Shares issued for services	-	-	13,810,000	13,810	119,790	-	-	-	-	-	133,600
Shares issued for financing	276,600	276	1,562,241	1,562	390,759	-	-	-	-	-	392,597
Shares issued for renewal	60,000	60	-	-	25,440	-	(21,250)	-	-	-	4,250
Options exercised for cash	-	-	4,850,000	4,850	261,650	-	-	-	-	-	266,500
Conversion of preferred Series “E” stock	(191,710)	(192)	9,585,500	9,586	(9,393)	-	-	-	-	-	-
Cancellation of preferred	(225,000)	(225)	-	-	225	-	-	-			-
Series “E” Escrow	720,000	720	-	-	(720)	-	-	-	-	-	-
Cancellation of dividends	-	-	-	-	-	-	-	-	(471,310)	471,310	-

Related party debt cancellation	-	-	-	-	11,598	-	-	-	-	-	11,598
Net income	-	-	-	-	-	-	-	-	-	1,684,356	1,684,356

Balance, December 31, 2009	932,416	$933	76,652,239	$76,653	$18,754,500	$ -	$ (67,363)	$ -	$ -	$(17,545,226)	$ 1,219,496

The accompanying notes are an integral part of these consolidated financial statements.

instaCare, Corp.

Consolidated Statements of Cash Flows

	For the year ended December 31,
Cash flows from operating activities	2009	2008
Net income (loss)	$1,684,356	$187,773
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Shares issued for services	133,600	150,653
Shares issued for license fees		800
Shares issued for financing	392,597	253,434
Options and warrants issued for services	46,112	12,853
Amortization of options issued for services	-	105,000
Amortization of financing fees	14,671	-
Depreciation	-	36,250
Debt forgiveness	(1,450,867)	-
Contingent liabilities	105,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,556,042)	(1,387,565)
Inventory	677,961	(581,511)
Prepaid expenses	(393,909)	(7,200)
Other assets	3,412	(10,421)
Accounts payable	44,078	(83,002)
Accrued interest	153,606	193,700
Accrued expenses	(37,815)	122,241
Net cash (used) by operating activities	(183,240)	(1,006,995)
Cash flows from financing activities
Proceeds from line of credit	17,057,213	13,527,068
Payments on line of credit	(16,997,245)	(12,460,513)
Proceeds from note payable - related party	-	1,500
Payments on notes payable	(15,134)	(29,205)
Issuance of common stock	266,500	-
Net cash provided by financing activities	311,334	1,113,850
Net increase in cash	128,094	106,855
Cash – beginning	111,208	4,353
Cash – ending	$239,302	$111,208

Supplemental disclosures:
Interest paid	$13,464	$19,582
Income taxes paid	$-	$-
Non-cash transactions:
Shares issued for services	$133,600	$150,653
Options and warrants issued for services	$46,112	$12,853
Shares issued for financing	$392,597	$253,434

The accompanying notes are an integral part of these consolidated financial statements

instaCare Corp.

Notes to Consolidated Financial Statements

Note 1 – Significant accounting policies and procedures

Organization;

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

b)

On February 7, 2005, we entered into agreements with Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. (collectively, the “Purchasers”) and Mercator Advisory Group, LLC, later changed to MAG Capital, LLC (“MAG”). Under the terms of the agreement, we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, 20,000 shares of Series “C” Convertible Preferred Stock at $100.00 per share. Through June 30, 2008, MAG had converted 2,140 shares of their Series “C” preferred into 1,372,901 shares of our restricted common stock.  Additionally, we issued 1,250,000 warrants to purchase share of our common stock at $1.60 per share, all of the warrants expired on February 7, 2008. However, prior to the expiration of the warrants MAG ordered the company to transfer the warrants originally issued to Mercator Momentum Fund, LP and Monarch Pointe Fund, Ltd. to MAG Capital, LLC., in breach of the agreements.   On October 8, 2008, the company received a letter from Kroll (BVI) Limited of the British Virgin Islands informing the company that the Monarch Pointe Fund, Ltd had lapsed into receivership and/or liquidation. The company was advised to cease all communications with Monarch Pointe Fund, Ltd. and MAG. Subsequently we were informed that Mercater Momentum Fund, LP lapsed into receivership and liquidation.  As a result of these events, we have recorded debt relief of $121,178 representing the unpaid principal of $87,309 and accrued interest of $33,869 due to MAG’s ceased operations and prior to that a two-year lack of confirmation as well as the agreements breaches involving forced conversion and pre-selling of shares not yet issued. We have further cancelled all Series “C” preferred share previously issued. The company remains in communication with the liquidator for Monarch Pointe Fund, Ltd.

c)

On March 24, 2004, we entered into a Secured Convertible Promissory Note with Pinnacle Investment Partners, LP for the principal amount of $700,000 with an interest rate of 12% per annum, which matured on December 24, 2006. The note is convertible at a rate of $0.30 per share and has been secured by 2,212,500 shares of our common stock, which can be sold by the lender as a means to repay the balance due. As of December 31, 2009, Pinnacle has sold 924,948 escrow shares valued at $406,215, which has been applied to accrued interest and the principal balance of the note.  Since August 3, 2006, the Company has not had contact with any of the Pinnacle fund management or attorney in fact.  We have not delivered the shares called for under the July 1, 2006 extension after having been advised by the fund management to “stand still.” On September 23, 2009 the company received a phone call from an attorney formerly associated with Pinnacle Investment Partners, LP and was advised that the fund had ceased operations, and was closed. We were also informed that of the two fund principals, one was deceased and the other has been incarcerated for an undetermined amount of time. Given the aforementioned facts and circumstances, during the year now ended, we have recorded additional debt forgiveness in the amount of $1,329,689 representing the unpaid principal of $920,379 and accrued interest of $409,310.

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

The following is a summary of activity of outstanding warrants as of December 31, 2009:

		Weighted
	Number	Average
	Of Shares	Exercise Price
Balance, January 1, 2008	2,662,090	$1.03

Warrants granted	7,900,000	0.03
Warrants cancelled	(1,378,750)	1.92
Warrants exercised	-	-

Balance, December 31, 2008	9,183,340	$0.05

Balance, January 1, 2009	9,183,340	$0.05

Warrants granted	-	-
Warrants cancelled	(50,000)	0.32
Warrants exercised	-	-
Balance, December 31, 2009	9,133,340	$0.04
Exercisable, December 31, 2009	9,133,340	$0.04

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers, directors, and key employees are:

Name	Age	Position
Keith Berman	54	Chief Financial Officer and Director
William Lyons	54	Director
Robert Jagunich	61	Director

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

(1)

Amount represents the aggregate fair market value of shares of common stock issued for services as a Director in accordance with FASB ASC Topic 718, as discussed in Note 11 to the audited financial statements included in this report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01
3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01
3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02
3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01
10.1	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05
10.2	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05
10.3	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05
10.4	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05
10.5	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05
10.6	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05
10.7	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05
10.8	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05
10.9	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05
10.10	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05
10.11	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05
10.12	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05
10.13	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05
10.14	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05
10.15	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05
10.16	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05
10.17	Secured Promissory Note – Monarch Pointe Fund, LTD – August 25, 2005		8-K		10.3	10/21/05
10.18	Acknowledgment of Security Interest and Waiver of Liens – Centurion Credit Resources, LLC – November 15, 2007	X
10.19	Officers Certificate of instaCare Corp. – Centurion Credit Resources, LLC – November 15, 2007	X
10.20	Loan and Security Agreement– November 19, 2007	X
10.21	Promissory Note – Centurion Credit Resource, LLC – November 19, 2007	X
10.22	Deposit Account Control Agreement – Centurion Credit Resources, LLC – November 19, 2007	X
10.23	Amended and Restated Promissory Note – Centurion Credit Resources LLC – December 4, 2009	X
10.24	Omnibus Loan Document Modification and Reaffirmation Agreement – December 4, 2009	X
10.25	Escrow Agreement – December 4, 2009	X
23.2	Consent of Independent Registered Public Accounting Firm – Form S-8	X
31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

instaCare Corp.

By:	/s/ Keith Berman

Keith Berman, Chief Financial Officer

Date: July 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	July 19, 2011
Keith Berman	President, Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	July 19, 2011
Robert Jagunich