Form 10-Q
period 2011-06-30
instaCare Corp.
filed 2011-08-22
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 31, 2011 there were 117,935,945 shares of common stock, par value $0.001, outstanding.

_________________

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INSTACARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Restated)
ASSETS

Current Assets:
Cash	$236,824	$220,390
Accounts receivable, net	4,880,013	3,155,184
Inventory	254,082	-
Prepaid expenses and deposits	17,076	1,314,644

Total current assets	5,387,995	4,690,218

Other assets:
Intellectual property	12,409	9,950
Total other assets	12,409	9,950

TOTAL ASSETS	$5,400,404	$4,700,168

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$669,123	$87,235
Accrued liabilities	79,805	100,808
Accrued interest	122,389	116,521
Line of credit	1,674,492	1,598,801
Notes payable and short term debt	182,678	223,745

Total Current Liabilities	2,728,487	2,127,110

Contingencies	205,500	205,500

Total Liabilities	2,933,987	2,332,610

Stockholders' equity:

Preferred stock, $0.001 par value, 2,247,500 shares authorized, no shares issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	-	-
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized,
1,000 and no shares issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	1	-
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized,
No shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	-	-
Preferred series “E” stock, $0.001 par value, 1,250,000 shares authorized,
1,095,300 and 1,110,000 shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	1,095	1,110
Common stock, $0.001 par value, 1,750,000,000 shares authorized,
117,935,945 and 102,650,769 shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	117,936	102,651
Common stock subscription receivable	(68,315)	(80,000)
Additional paid-in capital	20,686,223	20,360,860
Accumulated (deficit)	(18,270,523)	(18,017,063)

Total stockholders' equity	2,466,417	2,367,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,400,404	$4,700,168

(See accompanying notes to these condensed consolidated financial statements)

INSTACARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2011	2010

Revenue	$3,896,472	$5,253,740
Cost of sales	3,042,116	4,716,317

Gross profit	854,356	537,423

Expenses:
General and administrative	237,369	79,557
Consulting services	56,466	81,000
Compensation expense	11,400	13,500
Professional fees	54,288	40,368

Total Expenses	359,523	214,425

Net income from operations	494,833	322,998

Other Income (Expense):
Financing costs	(115,130)	(47,048)
Interest expense	(122,382)	(9,192)
Settlement expense	(170,000)	-
Other income	-	3,000
Gain on debt settlement	-	6,983

Total Other (Expense)	(407,512)	(46,257)

Net income	$87,321	$276,741

Net income per share – basic and diluted	$0.00	$0.00

Weighted average shares outstanding – basic and diluted	$117,470,961	$90,385,118

(See accompanying notes to these condensed consolidated financial statements)

INSTACARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2011	2010

Revenue	$7,019,513	$9,380,532
Cost of sales	5,861,833	8,456,882

Gross profit	1,157,680	923,650

Expenses:
General and administrative	514,547	161,536
Consulting services	103,760	151,535
Compensation expense	22,800	23,850
Professional fees	94,573	61,865

Total Expenses	735,680	398,786

Net income from operations	422,000	524,864

Other Income (Expense):
Financing costs	(313,133)	(75,173)
Interest expense	(234,177)	(235)
Settlement expense	(170,000)	-
Other income	-	3,000
Gain on debt settlement	41,850	34,046

Total Other Income (Expense)	(675,460)	(79,635)

Net income (loss)	$(253,460)	$445,229

Net income (loss) per share – basic and diluted	$(0.00)	$0.01

Weighted average shares outstanding – basic and diluted	$107,545,044	$86,951,548

(See accompanying notes to these condensed consolidated financial statements)

INSTACARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2011	2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$(253,460)	$445,229
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	77,400	46,250
Shares issued for financing	113,135	62,424
Shares issued for interest	-	8,562
Shares issued for settlement	120,000	-
Amortization of loan fees	-	12,750
Amortization of share-based compensation	-	46,113
Gain on debt settlement	(41,850)	(34,046)
Bad debt	351,201	-
Changes in operating assets and liabilities
Accounts receivable	(2,076,030)	(379,271)
Inventory	(254,082)	(97,435)
Prepaid and other assets	1,297,568	394,705
Accounts payable	581,888	(15,437)
Accrued liabilities	(21,003)	(96,220)
Accrued interest	12,382	12,623

Net cash from (used in) operating activities	(92,851)	406,247

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Intellectual property	(2,459)	(9,950)

Net cash (used) in investing activities	(2,459)	(9,950)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds (payments) from line of credit, net	75,691	(377,388)
Proceeds (payments) on notes payable	(5,732)	(13,047)
Payments on convertible note payable	-	(75,000)
Payment on subscription receivable	11,685	-
Options exercised for cash	30,100	232,000

Net cash provided (used) by financing activities	111,744	(233,435)

Net increase (decrease) in cash	16,434	162,862
Cash, beginning of period	220,390	239,302

Cash, end of period	$236,824	$402,164

Supplemental cash flow information:
Cash paid for interest	$2,034	$18,074
Cash paid for income taxes	$-	-

Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$77,400	$46,250
Shares issued for financing	$113,135	$62,424
Shares issued for debt conversion	$-	$572,939
Settlement of debt and legal action	$120,000	$34,046

(See accompanying notes to these condensed consolidated financial statements)

INSTACARE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2010 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of distributions platforms through which our products that can be sold. We intend to use borrowings and security sales to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if required, will be available. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

 NOTE 3 - LINE OF CREDIT

During the six months ended June 30, 2011, we authorized the release of an additional 200,000 shares of preferred series “E” stock valued at $85,000 for Centurion’s authorization to fund an advance in excess of amounts define in our loan agreement. In addition, as a condition of authorizing the excess advance, Centurion required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 100,000 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 100,000,000 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of June 30, 2011, the balance owed net of amortizable loan fees was $1,674,492.

	JUNE 30,	DECEMBER 31,
	2011	2010

		(Restated)
Line of credit with interest being paid in shares equal to 5% of each advance, and an additional 2% accruing monthly on the unpaid principal balance	$1,841,161	$1,965,468
Less: Amortizable loan fees	166,669	366,667

Total line of credit balance	$1,674,492	1,598,801

We have recorded interest expense of $219,761 and $193,498 and financing expense totaling $313,133 and $75,173 for the six months ended June 31, 2011 and 2010, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of June 30 and December 31:

		JUNE 30,	DECEMBER 31,
		2011	2010
			(Restated)
(a)	Convertible promissory note, bearing interest at a 15% per annum, matured on October 31, 2007, currently in default.	$145,000	$145,000
(b)	Promissory note, bearing interest at 9% per annum, maturing March 2011.	37,678	78,745
Total notes payable		$182,678	$223,745

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The former CEO did not receive Board approval for his actions, and on August 14, 2006 was terminated. The principal sum of these notes was found to be $170,000. According to the terms provided the company each note holder was due their principal balance and accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO also employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of June 30, 2011, the principal balance owed to the remaining investors was $145,000 with accrued interest of $122, 063.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. On March 4, 2011, we re-negotiated this note whereby the principal balance and accrued interest were reduced by $35,335 and $6,541, respectively. In addition, the maturity was extended an additional twelve months to March 2012. As a result of the amendments to the note, we recognized a gain on the settlement of debt in the amount of $41,849. Pursuant to the amended terms of the note, we are required to make monthly principal and interest payments of $1,900. As of June 30, 2011, the principal balance totaled $37,678 and accrued interest was $326.

We have recorded interest in connection with our notes totaling $12,382 and $28,999 for the six months ended June 30, 2011 and 2010, respectively.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$182,678	$-	$182,678
Line of credit – related party	-	1,841,161	-	1,841,161
Total	$-	$2,023,839	$-	$2,023,839

NOTE 5 – STOCKHOLDER’S EQUITY

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

Preferred B Issuances

On March 17, 2011, we issued 1,000 shares of our preferred series “B” stock, pursuant to an amended escrow agreement with Centurion whereby the preferred series “B” would be held by Centurion’s legal counsel to be utilized as additional collateral on our line of credit. Each preferred “B” share is convertible into shares of common stock at a rate of 100,000 to 1. The fair value of the issuance based on the underlying common is $5,900,000.

Preferred E Issuances

During the six-month period ended June 30, 2011, we have issued an additional 175, 000 shares of our preferred Series “E’ stock to Centurion Credit Resources to be held in escrow with Centurions legal counsel for financing fees in connection with our line of credit. In addition, we authorized the release, 200,000 shares of preferred series “E” stock from previously escrowed shares, to Centurion for accommodations made by Centurion in connection with advances on our line of credit during March 2011. The fair value of the underlying common was $85,000 and has been recorded as a financing fee as of June 30, 2011.

During the six-month period ended June 30, 2011, Centurion has elected to convert 189,700 shares of their preferred series “E” into 9,485,000 shares of common stock.

Common Issuances

On March 4, 2011, we issued 860,000 shares of our common stock to and individual pursuant to a stock purchase agreement for cash in the amount of $30,100 or $0.035 per share.

On March 11, 2011, we received a payment of $11,685 to be applied towards a subscription receivable related to a stock purchase agreement in December 2010. As of June 30, 2011, the remaining amount due on the subscription was $68,315.

During the six-months ended June 30, we issued 1,932,150 shares of our common stock to individuals as consulting fees earned during the six-months ended June 30, 2011. The fair value of the shares totalled $77, 400, and has been recorded as a consulting expense.

During the six-month period ended June 30, 2011 we have authorized the issuance of 8,026 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $28,135     and has been recorded as financing costs.

NOTE 6 – OPTIONS

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of June 30, 2011, 739,050 shares remain available for issuance under this plan.

.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of June 30, 2011, 42,705 shares remain available for issuance under this plan.

2006 Stock Option Plan

On December 8, 2006, we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 25,500,000 shares of our $0.001 par value common stock. As of June 30, 2011, 12,542,853 shares remain available for issuance under this plan.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, January 1, 2011	200,000	$0.570
Options granted	857,150	0.035
Options cancelled	-	-
Options exercised	(857,150)	0.035
Balance, June 30, 2011	200,000	$0.570

NOTE 7 – WARRANTS

The following is a summary of activity of outstanding warrants as of June 30, 2011:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, January 1, 2011	650,000	$0.061
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, June 30, 2011	650,000	$0.061

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Rent expense amounted to $60,944 and $61,991 for the six months ended June 30, 2011 and 2010, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of June 30, 2011, our accrual was $205,500.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below, if there is such a disclosure, there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

NOTE 9 – SUBSEQUENT EVENTS

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

REFERENCES

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “instaCare” and the “Company” mean  InstaCare Corp. and its  operating subsidiaries, Decision IT, Pharma Tech Solutions, Inc., PharmTech Direct Corp., and PDA Services, Inc. ; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

instaCare Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor. The U.S. FDA, in a manner similar to prescription drugs, regulates diagnostic test kits and at-home patient testing products similarly to the regulation of prescription medicine.  However,   the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our business model works well in this regulated environment.

Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also begun gearing up to introduce a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose, a $20 billion worldwide market. Shasta Genstrip will compete directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In anticipation of the introduction of Genstrip in 4Q 2011 we have phased out sales of those brand name products that will, in the future, compete with our Shasta Genstrip. Phasing out these products lowered our order intake by approximately $3,250,000 in 1Q and 2Q 2011.

Typically, and except for our own Shasta Genstrip, which is an alternative product, we distribute name brand products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service value added provider of products and services to an ever-growing market. The at-home diabetes testing market continues to grow in excess of 20% per year, doubling in size from a current $20+ billion base to over $40 billion in 2015.

The company has been involved with the Genstrip product for over two years, and believes that all regulatory hurdles have been addressed.  Two years is a standard development to market timeline for in-vitro diagnostic products. Recently the company has changed its contractual responsibilities and obligations to include program management, regulatory process management, management of the manufacturing processes, and new products planning and development.

In June 2010 the company was approached by the largest retailer in the world for the distribution and sale of Genstrip at over 5,000 stores worldwide.  A contract was negotiated in September 2010 and subsequently renegotiated and renewed in February 2011, and as soon as the retail contract was agreed to, the company began accepting pre-conditioned letters of intent (pre-orders) for Genstrip. When the initial interest outstripped the initially available manufacturing capacity, the company ended its pre-order initiative. Management is confident that there is a very large market available for Genstrip

We also offer information technology solutions in several medical care market channels by providing physicians with information at the point of care. Our products, unlike those from many other medical information companies, make use of smart cell phones such as the Apple iPhone, the Palm Pre, the Google Droid and a wide selection of Microsoft Windows based smart phones and operate in either in a wireless or “wired” mode, which allow physicians to carry, access and update their patients’ histories, also known as electronic medical records or EMR, medication data, and best care guidelines - all at the point of care, or from any other location the physician may be located. In addition, the company’s products employ proprietary mathematical game theory features adapted by the company for medical use that allow acceptance of diagnoses and treatment protocols where the medical information may have originated from one or several locations and one time or several times.

We have entered into nine partnerships with freestanding pharmacies in the states of New York, Maryland, New Jersey, Texas and Arizona. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We have received multiple inquiries from companies interested in perhaps collaborating with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. We are in final discussions with a Florida based concern who is a leader in the mobile health computing market. Any agreement we may enter with this concern will require instaCare to provide contract programming, a new source of revenue for the company.  In addition to this proposed partnership, we continue to discuss alternative propositions with other interested companies ranging from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. We are currently in discussions with seven concerns. All of our discussions are with companies are much larger than instaCare. We may or may not entertain additional proposed partnerships for our implementation of the cell phone centric technologies, which has been hindered, by the slow implementation of regulations, protocols and data formats by the Federal government.

In May 2010, we entered into agreement with Shasta Technologies, Inc. and Broadtree, Inc. This agreement granted our Pharma Tech Solutions, Inc. subsidiary the exclusive marketing rights to a new diagnostic product not yet on the market named Shasta Genstrip (“Genstrip”).  The Genstrip product was developed to compete against the market leader in the $20 billion at home testing market. In April 2011, the company renegotiated its agreement changing its many roles and adding responsibility for regulatory approval, manufacturing and forecasting, international sales and additional sales markets in the U.S.

We currently employ five full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain two full-time and seven part-time positions between our properties located in Florida, Arizona, California and New Jersey.  The company is currently hiring pharmaceutical detail representatives and three medically trained college interns. All of our positions existing, and newly listed, are for sales and marketing, distribution, product development and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.instacare.net.

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of prescription and non-prescription diagnostics, at-home testing, post-surgical products, and later in 4Q 2011, the sales and distribution of Shasta Genstrip. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart e-cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device. Recently we ported our software to run on a series of pad computers such as Apple iPad and the ‘Droid powered pads.

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

2.

Combining our wholesale and retail drug distribution with our cell phone centric technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

3.

The practice of specializing in the distribution of brand-name medical diagnostic and medical disposable products associated with the on-going care of diabetes-inflicted patients now that our new proprietary diagnostic product Shasta Genstrip is coming to the market.

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, our Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT and medical distribution businesses.  We have recently received several inquiries and we expect to receive a sales proposal shortly.  In the past when we had market focus on the hotel/motel industry, our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Financing Requirements

At June 30, 2011, we had cash of $236,824 and working capital of $2, 659, 508.  We were advanced a total of $1,879,698 on our line of credit and repaid $1,680,172 during the three-months ended June 30, 2011. We estimate that approximately $6,300,000 million in additional advances will be required to finance our cost of goods during the remainder of the year ended December 31, 2011. We also anticipate that we will require $56 million in advances to finance our expected sales of Genstrip. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended June 30, 2011 and 2010 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2011 compared to 2010.

	JUNE 30,		INCREASE (DECREASE)
	2011	2010	$	%

Revenue	$3,896,472	$5,253,740	$(1,357,268)	-26%
Cost of sales	3,042,116	4,716,317	(1,674,201)	-35%
Gross profit	854,356	537,423	316,933	59%
Gross profit margin	21.9%	10.22%

Expenses:
General and administrative expenses	$237,369	$79,557	$157,812	198%
Consulting	56,466	81,000	(24,534)	-30%
Compensation expense	11,400	13,500	(2,100)	-16%
Professional fees	54,288	40,368	13,920	34%
Total operating expenses	359,523	214,425	145,098	68%
Other income (expense):
Financing costs	(115,130)	(47,048)	(68,082)	-145%
Interest expense	(122,382)	(9,192)	(113,190)	-1231%
Settlement expense	(170,000)	-	(170,000)	-100%
Other income	-	3,000	3,000	100%
Gain on debt settlement	-	6,983	6,983	100%

Total other income (expense)	(407,512)	(46,257)	(341,289)	-738%

Net income	$87,321	$276,741	$(187,420)	-68%

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 2nd quarter of 2011, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, which have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the 2nd quarter of 2011, general and administration expenses increased by $157,812 to $237,369 (2nd quarter 2010 - $79,557). The increase relates primarily to the recognition of bad debt in the amount of $160,546. General and administration expenses normally account for approximately 2% of our total revenue and are not expected to increase significantly during the remainder of 2011 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Compensation expense for the 2nd quarter of 2011 decreased by $2,100 to $11,400 (2nd quarter 2010 - $13,500) a decrease of 16%. This decrease is mainly due to a reduction of essential support personnel for new business development over the last 6 months. We do not expect to increase the number of individuals we currently utilize during 2011, except for certain people to be brought on as a result of new distributing agreements as well as the launch of Genstrip, requiring an increase the number of sales and marketing teams currently in place.

Consulting expenses during the 2nd quarter 2011 decreased by $24,534 to $56,466 (2nd quarter 2010 - $81,000). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2010, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The increase of $13,920 is comprised of an increase in both accounting and legal fees. The majority of which is attributable to an increase in legal fees.  During the 2nd quarter of 2011, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

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

For the three-month periods ended June 30, 2011 and 2010, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2011, settlements incurred were $170,000. We do not anticipate further gains on debt settlement or other settlement cost during 2011.

Net Income

We recorded a net income for the 2nd quarter of 2011 of $87,321 compared to a net income for the 2nd quarter of 2010 of $276,741, representing a decrease of $187,420.

Results of Operations for the six months ended June 30, 2011 and 2010 compared.

	For the Six Months Ended
	June 30,		Increase (Decrease)
	2011	2010	$	%

Revenue	$7,019,513	$9,380,532	(2,361,019)	-25%
Cost of sales	5,861,833	8,456,882	(2,595,049)	-31%

Gross profit	1,157,680	923,650	234,030	25%

Expenses:
General and administrative	514,547	161,536	353,011	219%
Consulting services	103,760	151,535	(47,775)	-36%
Compensation expense	22,800	23,850	(1,050)	-4%
Professional fees	94,573	61,865	32,708	53%

Total Expenses	735,680	398,786	336,895	85%

Net income from operations	422,000	524,864	(102,864)	-20%

Other Income (Expense):
Financing costs	(313,133)	(75,173)	(237,960)	317%
Interest expense	(234,177)	(41,508)	(192,669)	464%
Settlement expense	(170,000)	-	(170,000)	100%
Other income	-	3,000	3,000	100%
Gain on debt settlement	41,850	34,046	7,804	23%

Total Other Income (Expense)	(675,460)	(79,635)	(595,825)	748%

Net income (loss)	$(253,460)	$445,229	(698,689)	-157%

Revenues and cost of sales

During the 2nd quarter of 2011, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, which have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the 2nd quarter of 2011, general and administration expenses increased by $353,011 to $514,547 (2nd quarter 2010 - $161,536). The increase relates to bad debt expenses of $351,201. The increase relates primarily to a direct write off of $158,201 in uncollectible receivables and a reserve for bad debt of $193,000 being recorded during the 2nd quarter 2011.

Compensation expense for the 2nd quarter of 2011 decreased by $1,050 to $22,800 (2nd quarter 2010 - $23,850) a decrease of 20%. This decrease is mainly due to a reduction of essential support personnel for new business development over the last 6 months. We do not expect to increase the number of individuals we currently utilize during 2011, except for certain people to be brought on as a result of new distributing agreements as well as the launch of Genstrip, requiring an increase the number of sales and marketing teams currently in place.

Consulting expenses during the 2nd quarter 2011 decreased by $47,775 to $103,760 (2nd quarter 2010 - $151,535). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2010, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The increase of $32,708 is comprised of an increase in both accounting and legal fees. The majority of which is attributable to an increase in legal fees.  During the 2nd quarter of 2011, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the costs associated with our line of credit with Centurion Credit Resources, LLC. (“Centurion”).  Centurion has provided us a line of credit up to $2,500,000. Our costs associated with maintaining our line of credit include the issuance of shares of our common stock equal to 80% of each advance. During the three months ended June 30, 2010, we authorized the release of an additional 200,000 shares of preferred series “E” stock valued at $85,000 for Centurion’s authorization to fund an advance in excess of amounts define in our loan agreement. In addition, as a condition of authorizing the excess advance, Centurion required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 100,000 to 1 in order to cure any potential default.

For the three-month periods ended June 30, 2011 and 2010, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2011, settlements were negotiated down $170,000 compared to $0 in 2010. We do not anticipate further gains on debt settlement or other settlement cost during 2011.

Net Loss

We incurred a net loss through the 2nd quarter of 2011 of $311,075 compared to net income in the comparable period of 2010 of $445,229. The loss has been realized due to several non-cash and non-recurring expenses recognized.  The substantial components of these transactions include the recording of a bad debt allowance in the amount of $351,201 and the preferred stock issuance to Centurion valued at $85,000, which related to a single excess line of credit advance authorized in March 2011. In addition, we also recorded a $200,000 non-cash expense for the amortization of our loan renewal fee, which was not imposed in the prior period.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2011 compared to December 31, 2010.

	JUNE 30,	DECEMBER 31,	INCREASE (DECREASE)
	2011	2010	$	%

Current assets	$5,387,995	$4,690,218	$697,777	15%
Current liabilities	2,728,487	2,127,110	601,377	28%

Working capital	$2,659,508	$2,563,108	$96,400	4%

Cash to Operating Activities

During the six months, ended June 30, 2011, operating activities used cash of $92,851 compared to providing cash of $406,247 in 2010. Our loss for 2011 was $253,460 and included a non-cash outlay for financing of $113,133 (2010 - $75,172); expenses settled with equity $77,400 (2010 - $46,250); bad debt of $351,201(2010 - $0). Our accounts receivables have increased by $2,076,030 (2010 – $379,271) due to an increase in our collections period. Prepaid expenses decreased by $1,297,568 (2010 – $394,705). Accounts payable have increased by $581,888 (2010 –$(15,437) due to our operations being partially financed by our creditors. We plan to decrease our reliance on creditor support as we secure additional financing.

Cash from Investing Activities

During the six months ended June 30, 2011, investing activities used cash of $2,459 (2010 - $9,950).

Cash from Financing Activities

During the six months ended June 30, 2011, financing activities provided cash of $111,744 (2010 – ($233,435). Proceeds of $30,100 (2010 - $232,000) were received from the issuance of common stock. During 2011, net proceeds of $75,691 (2010 – ($377,388) were issued to our line of credit.

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of June 30, 2011, our accrual was $205,500.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

Monarch Pointe Fund, Ltd (BVI) in receivership vs. instaCare Corp. et al.

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against instaCare Corp., Keith Berman and Robert Cox alleging conversion by InstaCare of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. On August 12, 2010, the company received an initial formal settlement offer through the counsel for the Liquidator. Subsequently there were additional offers and counter-offers. Among other stated issues, these offers of settlement are intended to end the litigation. On May 5, 2011, the company and Monarch exchanged what was the form of the final settlement documents, that when executed would end this litigation. The settlement documents were executed on May 24, 2011, bringing an end to the litigation.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES.

During the three-months ended June 30, 2011, we issued 875,000 shares of our restricted common stock to as consulting fees for services performed for the Company valued at $35,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the three-months ended June 30, 2011, we issued 5,168 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $15,127 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

INSTACARE CORP.
By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: August 22, 2011