Form 10-Q/A
period 2011-06-30
instaCare Corp.
filed 2011-09-15
CIK 1144225

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

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .
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

Results of Operations for the six months ended June 30, 2011 and 2010 compared.

	For the Six Months Ended
	June 30,		Increase (Decrease)
	2011	2010	$	%

	$7,019,513	$9,380,532	(2,361,019)	-25%
	5,861,833	8,456,882	(2,595,049)	-31%

Gross profit	1,157,680	923,650	234,030	25%

Expenses:
General and administrative	514,547	161,536	353,011	219%
Consulting services	103,760	151,535	(47,775)	-36%
Compensation expense	22,800	23,850	(1,050)	-4%
Professional fees	94,573	61,865	32,708	53%
Total Expenses	735,680	398,786	336,895	85%

Net income from operations	422,000	524,864	(102,864)	-20%

Other Income (Expense):
Financing costs	(313,133)	(75,173)	(237,960)	317%
Interest expense	(234,177)	(41,508)	(192,669)	464%
Settlement expense	(170,000)	-	(170,000)	100%
Other income	-	3,000	3,000	100%
Gain on debt settlement	41,850	34,046	7,804	23%
Total Other Income (Expense)	(675,460)	(79,635)	(595,825)	748%

Net income (loss)	$(253,460)	$445,229	(698,689)	-157%

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and are not subject to liability under these sections, are not part of any registration statement or prospectus to which it relates and are not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or document.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSTACARE CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: September 14, 2011