Form 10-Q
period 2011-09-30
instaCare Corp.
filed 2011-11-21
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  X .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

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

Yes       .    No   X .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of October 31, 2011 there were 117,941,270 shares of common stock, par value $0.001, outstanding.

__________

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INSTACARE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
Assets	(Unaudited)	(Restated)
Current assets:
Cash	$7,151	$220,390
Accounts receivable	5,131,878	3,155,184
Prepaid expenses	21,062	1,314,644
Total current assets	5,160,091	4,690,218
Other assets:
Intellectual property	15,440	9,950
Total other assets	15,440	9,950

Total assets	$5,175,531	$4,700,168
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$662,101	$87,235
Accrued liabilities	50,681	100,808
Accrued interest	128,398	116,521
Accrued settlement payable	25,000	-
Notes payable and short term debt (Note 5)	2,096,063	1,822,546
Total current liabilities	2,962,243	2,127,110
Contingencies
	205,500	205,500
Stockholders' equity:
Preferred stock, $0.001 par value, 2,247,500 shares authorized, 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Preferred series "B" stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1	-
Preferred series "C" stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Preferred series "E" stock, $0.001 par value, 1,750,000 shares authorized, 1,095,300 and 1,110,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,095	1,110
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 117,941,270 and 102,650,769 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	117,942	102,651
Subscription receivable	(68,315)	(80,000)
Additional paid-in capital	20,695,259	20,360,860
Accumulated (deficit)	(18,738,194)	(18,017,063)
Total stockholders' equity	2,007,788	2,367,558
Total liabilities and stockholders' equity	$5,175,531	$4,700,168

(See accompanying notes to these condensed consolidated financial statements)

INSTACARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

Revenue	$3,585,006	$4,751,956
Cost of sales	2,617,756	4,269,723

Gross profit	967,250	482,233

Expenses:
General and administrative	1,111,276	92,393
Consulting services	12,928	30,107
Compensation expense	6,228	22,949
Professional fees	34,375	68,291
Total Expenses	1,164,807	213,740

Net income (loss) from operations	(197,557)	268,493

Other Income (Expense):
Financing costs	(109,040)	(46,790)
Interest expense	(127,755)	(8,414)
Settlement expense	(7,500)	(75,000)
Total Other (Expense)	(244,295)	(130,204)

Net income	$(441,852)	$138,289

Net income per share – basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding – basic and diluted	$117,938,179	$97,678,079

(See accompanying notes to these condensed consolidated financial statements)

INSTACARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

Revenue	$10,604,519	$14,132,488
Cost of sales	8,500,912	12,726,605

Gross profit	2,103,607	1,405,883

Expenses:
General and administrative	1,616,042	253,929
Consulting services	116,688	181,642
Compensation expense	39,688	46,799
Professional fees	126,899	130,156
Total Expenses	1,899,317	612,526

Net income from operations	204,290	793,357

Other Income (Expense):
Financing costs	(422,173)	(121,963)
Interest expense	(367,598)	(49,922)
Settlement expense	(177,500)	(75,000)
Other income	-	3,000
Gain on debt settlement	41,850	34,046
Total Other Income (Expense)	(925,421)	(209,839)

Net income (loss)	$(721,131)	$583,518

Net income (loss) per share – basic and diluted	$(0.01)	$0.01

Weighted average shares outstanding – basic and diluted	$113,129,030	$90,816,899

(See accompanying notes to these condensed consolidated financial statements)

INSTACARE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$(721,131)	$583,518
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	47,400	53,908
Options issued for services	30,000	11,249
Shares issued for financing	242,175	92,920
Shares issued for interest	-	8,562
Shares issued for settlement	-	75,000
Amortization of loan fees	-	19,125
Amortization of share-based compensation	-	46,113
Gain on debt settlement	(41,849)	(34,046)
Bad debt	1,241,043	-
Changes in operating assets and liabilities
Accounts receivable	(3,217,737)	(299,455)
Inventory	-	(41,485)
Prepaid and other assets	1,293,582	100,525
Accounts payable	574,866	(16,002)
Accrued liabilities	(50,127)	(91,407)
Accrued settlement payable	25,000	-
Accrued interest	18,391	19,830

Net cash from (used in) operating activities	(558,387)	528,355

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Intellectual property	(5,490)	(9,950)

Net cash (used) in investing activities	(5,490)	(9,950)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds (payments) from line of credit, net	313,327	(720,576)
Proceeds (payments) on notes payable	(4,475)	(13,047)
Payments on convertible note payable	-	(75,000)
Options exercised for cash	41,786	232,000

Net cash provided (used) by financing activities	350,638	(576,623)

Net increase (decrease) in cash	(213,239)	(58,215)
Cash, beginning of period	220,390	239,302

Cash, end of period	$7,151	$181,087

Supplemental cash flow information:
Cash paid for interest	$343,336	$1,302
Cash paid for income taxes	$-	-

Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$77,400	$65,157
Shares issued for financing	$242,175	$92,920
Shares issued for debt conversion	$-	$572,939
Shares issued for debt settlement	$-	$75,000

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

 NOTE 3 - LINE OF CREDIT

During the nine months ended September 30, 2011, we authorized the release of an additional 200,000 shares of preferred series “E” stock valued at $85,000 for Centurion’s authorization to fund an advance in excess of amounts define in our loan agreement. In addition, as a condition of authorizing the excess advance, Centurion required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 100,000 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 100,000,000 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of September 30, 2011, the balance owed, net of amortizable loan fees, was $1,912,128.

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
		(Restated)
Line of credit with interest being paid in shares equal to 5% of each advance, and an additional 2% accruing monthly on the unpaid principal balance	$1,978,798	$1,965,468
Less: Amortizable loan fees	66,670	366,667

Total line of credit balance	$1,912,128	$1,598,801

We have recorded interest expense of $342,079 and $49,922 and financing expense totaling $422,173 and $121,963 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of September 30 and December 31:

		SEPTEMBER 30,	DECEMBER 31,
		2011	2010
			(Restated)
(a)	Convertible promissory note, bearing interest at a 15% per annum, matured on October 31, 2007, currently in default.	$145,000	$145,000
(b)	Promissory note, bearing interest at 9% per annum, maturing March 2011.	38,935	78,745
Total notes payable		$183,935	$223,745

a)

In 2005, our former CEO determined to borrow funds by offering a series of convertible promissory notes to private investors. In doing so, the former CEO, broke long standing company policy, violated company by-laws, did not receive the necessary officer approvals required by the company by-laws, did not receive Board approval for his actions required by the company by-laws, did not receive any investor questionaires from any investor, and never provided proof of any monetary consideration received to the company. On August 14, 2006 the former CEO was terminated, for these and other similar rogue actions, although he contested the termination through a resignation letter received minutes after his termination. The principal sum of these notes was estimated to be $170,000. According to the terms provided to the company, who some six years later has yet to receive any executed document or note, each note holder was due their principal balance and accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO also employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one of the self-claimed investors for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938. Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of September 30, 2011, the principal balance owed to the remaining investors was $145,000 with accrued interest of $127,501.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. On March 4, 2011, we re-negotiated this note whereby the principal balance and accrued interest were reduced by $35,335 and $6,541, respectively. In addition, the maturity was extended an additional twelve months to March 2012. As a result of the amendments to the note, we recognized a gain on the settlement of debt in the amount of $41,849. Pursuant to the amended terms of the note, we are required to make monthly principal and interest payments of $1,900. As of September 30, 2011, the principal balance totaled $38,935 and accrued interest was $571.

We have recorded interest in connection with our notes totaling $25,519 and $49,922 for the nine months ended September 30, 2011 and 2010, respectively.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$183,935	$-	$183,935
Line of credit – related party	-	1,912,128	-	1,912,128
Total	$-	$2,096,063	$-	$2,096,063

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

Preferred E Issuances

During the nine-month period ended September 30, 2011, we have issued an additional 175, 000 shares of our preferred Series “E’ stock to Centurion Credit Resources to be held in escrow with Centurions legal counsel for financing fees in connection with our line of credit. In addition, we authorized the release, 200,000 shares of preferred series “E” stock from previously escrowed shares, to Centurion for accommodations made by Centurion in connection with advances on our line of credit during March 2011. The fair value of the underlying common was $85,000 and has been recorded as a financing fee as of September 30, 2011.

During the nine-month period ended September 30, 2011, Centurion has elected to convert 189,700 shares of their preferred series “E” into 9,485,000 shares of common stock.

Common Issuances

On March 4, 2011, we issued 860,000 shares of our common stock to and individual pursuant to a stock purchase agreement for cash in the amount of $30,100 or $0.035 per share.

On March 11, 2011, we received a payment of $11,685 to be applied towards a subscription receivable related to a stock purchase agreement in December 2010. As of September 30, 2011, the remaining amount due on the subscription was $68,315.

During the nine-months ended September 30, we issued 1,932,150 shares of our common stock to individuals as consulting fees earned during the nine-months ended September 30, 2011. The fair value of the shares totalled $77, 400, and has been recorded as a consulting expense.

During the nine-month period ended September 30, 2011 we have authorized the issuance of 13,351 shares of common stock to Centurion Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $37,190     and has been recorded as financing costs.

NOTE 7 – OPTIONS

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 6,312,500 shares that may be issued. As of September 30, 2011, 739,050 shares remain available for issuance under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 1,125,000 shares. As of September 30, 2011, 42,705 shares remain available for issuance under this plan.

2006 Stock Option Plan

On December 8, 2006, we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 25,500,000 shares of our $0.001 par value common stock. As of September 30, 2011, 12,542,853 shares remain available for issuance under this plan.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, January 1, 2011	200,000	$0.570
Options granted	857,150	0.035
Options cancelled	-	-
Options exercised	(857,150)	0.035
Balance, September 30, 2011	200,000	$0.570

NOTE 8 – WARRANTS

The following is a summary of activity of outstanding warrants as of September 30, 2011:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, January 1, 2011	650,000	$0.061
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, September 30, 2011	650,000	$0.061

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

Rent expense amounted to $81,828 and $92,781 for the nine months ended September 30, 2011 and 2010, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of September 30, 2011, our accrual was $205,500.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below, if there is such a disclosure, there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded than that described below, no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

On October 25, 2011 the Board of Directors approved the payment of a ten percent (10%) stock dividend to all shareholders of record, said dividend payable to shareholders of record no later than December 31, 2011. As of November 13, 2011 the company has not yet set the exact record date for the stock dividend.

As a part of its efforts to transition the company toward a full service and vertically integrated provider of at-home diagnostics, on November 1, 2011, as a condition of the merger of Diagnostics Newco LLC, from its owner Kimberly Binder, the company completed a name change action through the office of Nevada Secretary of State (NVSOS).  The surviving entity will be known as Decision Diagnostics Corp.  This action through the office of the NVSOS will be effective as of November 25, 2011.

As part of its efforts to secure a listing on a new stock exchange, if approved, on November 3, 2011 the company completed another action with the NVSOS, where a previously approved board resolution to reverse split the company’s shares was finalised.  The company’s stock will be split whereby one new share of the company’s common stock will be exchanged for every fourteen old shares. This action will be effective as of November 25, 2011.

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

Forward-looking statements may include the words “may,” “might,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also continued to gear up to introduce a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose, a $20 billion worldwide market. Shasta Genstrip will compete directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In anticipation of the introduction of Genstrip either in 4Q 2011, or in 1Q 2012 we have phased out sales of those brand name products that have been a backbone of our current distribution business but will, in the future, compete with our Shasta Genstrip. Phasing out these products lowered our order intake by approximately $5,650,000 through the period ending September 30, 2011.

Typically, and except for our own Shasta Genstrip, which is an alternative product, we distribute name brand products manufactured primarily by large U.S. and Internatinal pharmaceutical companies. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies.

On November 1, 2011 we completed the acquisition of Diagnostic Newco LLC from its owner Kimberly Binder.  Diagnostic Newco LLC is a design company that specializes in product packaging design, medical products advertising design and graphic art.  Ms. Binder will join the staff of the company’s Pharma Tech Solutions, Inc. subsidiary and work closely with the contract manufacturer for Genstrip, making subtle changes to packaging design.  She will also be responsible for the package design for new products.   We intend to acquire additional private companies, focusing on small engineering companies that have developed technology requiring either regulatory approval, distribution or both. We are moving quickly to achieve our goal of becoming a vertically integrated, full service value added provider of products and services to an ever-growing market. The at-home diabetes testing market continues to grow in excess of 20% per year, doubling in size from a current $20+ billion base in 2010 to over $40 billion in 2015.

The company’s current product offering is the Genstrip blood glucose diagnostic test strip for at-home testing.  Genstrip is a product conceived and designed by Shasta Technologies LLC, fits into a diagnostic product niche and sell into an estimated 2011 world-wide market of $24 billion. The company has been involved with Genstrip since early 2010.  Products like Genstrip require FDA approval but travel toward this approval through a well defined regulatory process. The company believes that all regulatory hurdles have been addressed, but as of October 31, 2011 Genstrip has not received regulatory approval or disapproval from the FDA. Since Genstrip is a unique offering, employing a razor blade only model (diagnostic test strip) into a razor (diagnostic meter)-razor blade (diagnostic test strip) market, the Genstrip 510(k) application presents some unusual challenges for the FDA and an educational challenge/opportunity for the company.

Two years is a standard development to market timeline for in-vitro diagnostic products similar to Genstrip. As a result of previous delays in completing its FDA approval application [510(k)] and then problems Shasta encountered in prosecuting its application with FDA staff, the company changed its contractual responsibilities and obligations in June 2011 to include program management, regulatory process management, management of the manufacturing forecasting and distribution processes, and new products planning and development.

In June 2010 the company was approached by the largest retailer in the world for the distribution and sale of Genstrip at over 5,000 stores worldwide.  A contract with this retailer was negotiated in September 2010 and subsequently renegotiated and renewed in February 2011, and as soon as the retail contract was agreed to, the company began accepting pre-conditioned letters of intent (pre-orders) for Genstrip. When the initial interest outstripped the initially available manufacturing capacity, the company ended its pre-order initiative. Management is confident that there is a very large market available for Genstrip, which on its first day of commercial availability, will be by far the company’s largest selling product.

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

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of prescription and non-prescription diagnostics, at-home testing, post-surgical products, and later in 4Q 2011, or early 1Q 2011 (if the company decides that a December launch of Genstrip is ill advised in the middle of an extended 2011 holiday season), the sales and distribution of Shasta Genstrip. Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart e-cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones.  Our products allow physicians to access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device. Recently we ported our software to run on a series of pad computers such as Apple iPad and the ‘Droid powered pads.

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

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, our Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT and medical distribution businesses.  We have recently received several inquiries and have received a technology sales proposal.  In the past when we had market focus on the hotel/motel industry, our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Financing Requirements

At September 30, 2011, we had cash of $7,151 and working capital of $2,197,848.  We were advanced a total of $5,473,721 on our line of credit and repaid $5,802,470 during the nine months ended September 30, 2011. We estimate that approximately $6,300,000 million in additional advances will be required to finance our cost of goods during the remainder of the year ended December 31, 2011. We also anticipate that we will require $56 million in debt financing to finance our expected sales of Genstrip. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended September 30, 2011 and 2010 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2011 compared to 2010.

	For the Three Months Ended
	September 30,
	2011	2010
			3 Months	%Δ
Revenue	$3,585,006	$4,751,956	(1,166,950)	-25%
Cost of sales	2,617,756	4,269,723	(1,651,967)	-39%
Gross profit	967,250	482,233	485,017	101%
	20.05%	10.15%	9.90%	10%
Expenses:
General & administrative expenses	1,111,276	92,393	1,018,883	1103%
Consulting	12,928	30,107	(17,179)	-57%
Payroll expense	6,228	22,949	(16,721)	-73%
Professional fees	34,375	68,291	(33,916)	-50%
Total expenses	1,164,807	213,740	951,067	445%
Net operating income (loss)	(197,557)	268,493	(466,050)	-174%
Other income (expense):
Financing costs	(109,040)	(46,790)	(62,250)	133%
Interest expense, net	(127,755)	(8,414)	(119,341)	1418%
Settlement expense	(7,500)	(75,000)	67,500	-90%
Total other income (expense)	(244,295)	(130,204)	(114,091)	88%

Net income (loss)	$(441,852)	$138,289	(580,141)	-420%

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 3rd quarter of 2011, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, which have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the 3rd quarter of 2011, general and administration expenses increased by $1,018,883 to $1,111,276 (3rd quarter 2010 - $92,393). The increase relates primarily to the recognition of bad debt in the amount of $1,401,590. General and administration expenses normally account for approximately 2% of our total revenue and are not expected to increase significantly during the remainder of 2011 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Compensation expense for the 3rd quarter of 2011 decreased by $16,721 to $6,228 (3rd quarter 2010 - $22,949) a decrease of 73%. This decrease is mainly due to a reduction of essential support personnel for new business development over the last 6 months. We do not expect to increase the number of individuals we currently utilize during 2011, except for certain people to be brought on as a result of new distributing agreements as well as the launch of Genstrip, requiring an increase the number of sales and marketing teams currently in place.

Consulting expenses during the 3rd quarter 2011 decreased by $17,179 to $12,928 (3rd quarter 2010 - $30,107). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2010, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The decrease of $33,916 is comprised of an increase in both accounting and legal fees. The majority of which is attributable to an decrease in legal fees.  During the 3rd quarter of 2010, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

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

For the three-month periods ended September 30, 2011 and 2010, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2011, settlements incurred were $177,500. We do not anticipate further gains on debt settlement or other settlement cost during 2011.

Net Income

We recorded a net loss for the 3rd quarter of 2011 of $441,852 compared to a net income for the 3rd quarter of 2010 of $138,289, representing a decrease of $580,141.

Results of Operations for the nine months ended September 30, 2011 and 2010 compared.

	For the Three Months Ended
	September 30,
	2011	2010
			3 Months	%Δ
Revenue	$3,585,006	$4,751,956	(1,166,950)	-25%
Cost of sales	2,617,756	4,269,723	(1,651,967)	-39%
Gross profit	967,250	482,233	485,017	101%
	20.05%	10.15%	9.90%	10%
Expenses:
General & administrative expenses	1,111,276	92,393	1,018,883	1103%
Consulting	12,928	30,107	(17,179)	-57%
Payroll expense	6,228	22,949	(16,721)	-73%
Professional fees	34,375	68,291	(33,916)	-50%
Total expenses	1,164,807	213,740	951,067	445%
Net operating income (loss)	(197,557)	268,493	(466,050)	-174%
Other income (expense):
Financing costs	(109,040)	(46,790)	(62,250)	133%
Interest expense, net	(127,755)	(8,414)	(119,341)	1418%
Settlement expense	(7,500)	(75,000)	67,500	-90%
Total other income (expense)	(244,295)	(130,204)	(114,091)	88%

Net income (loss)	$(441,852)	$138,289	(580,141)	-420%

Revenues and cost of sales

During the 3rd quarter of 2011, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, which have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the 3rd quarter of 2011, general and administration expenses increased by $1,362,113 to $1,616,042 (3rd quarter 2010 - $253,929). The increase relates to bad debt expenses of $1,401,590. The increase relates primarily to a direct write off of $1,401,590 in uncollectible receivables and a reserve for bad debt of $1,241,043 being recorded during the 3rd quarter 2011.

Compensation expense for the 3rd quarter of 2011 decreased by $7,111 to $39,688 (3rd quarter 2010 - $46,799) a decrease of 15%. This decrease is mainly due to a reduction of essential support personnel for new business development over the last 9 months. We do not expect to increase the number of individuals we currently utilize during 2011, except for certain people to be brought on as a result of new distributing agreements as well as the launch of Genstrip, requiring an increase the number of sales and marketing teams currently in place.

Consulting expenses during the 3rd quarter 2011 decreased by $64,954 to $116,688 (3rd quarter 2010 - $181,642). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2010, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The decrease of $3,257 is comprised of a decrease in both accounting and legal fees. The majority of which is attributable to an increase in legal fees.  During the 3rd quarter of 2010, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the costs associated with our line of credit with Centurion Credit Resources, LLC. (“Centurion”).  Centurion has provided us a line of credit up to $2,500,000. Our costs associated with maintaining our line of credit include the issuance of shares of our common stock equal to 80% of each advance. During the three months ended September 30, 2010, we authorized the release of an additional 200,000 shares of preferred series “E” stock valued at $85,000 for Centurion’s authorization to fund an advance in excess of amounts define in our loan agreement. In addition, as a condition of authorizing the excess advance, Centurion required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 100,000 to 1 in order to cure any potential default.

For the three-month periods ended September 30, 2011 and 2010, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2011, settlements were negotiated down $177,500 compared to $75,000 in 2010. We do not anticipate further gains on debt settlement or other settlement cost during 2011.

Net Loss

We incurred a net loss through the 3rd quarter of 2011 of $721,131 compared to net income in the comparable period of 2010 of $583,518. The loss has been realized due to several non-cash and non-recurring expenses recognized.  The substantial components of these transactions include the recording of a bad debt allowance in the amount of $1,401,590 and the preferred stock issuance to Centurion valued at $85,000, which related to a single excess line of credit advance authorized in March 2011. In addition, we also recorded a $422,173 non-cash expense for the amortization of our loan renewal fee, which was an increase of $300,210 over the 3rd quarter 2010.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2011 compared to December 31, 2010.

	SEPTEMBER 30,	DECEMBER 31,	INCREASE (DECREASE)
	2011	2010	$	%

Current assets	$5,160,091	$4,690,218	$469,873	10%
Current liabilities	2,962,243	2,127,110	835,133	39%

Working capital	$2,197,848	$2,563,108	$(365,260)	(14%)

Cash to Operating Activities

During the nine months, ended September 30, 2011, operating activities used cash of $558,387 compared to providing cash of $528,355 in 2010. Our loss for 2011 was $721,131 and included a non-cash outlay for financing of $242,175 (2010 - $92,920); expenses settled with equity $41,849 (2010 - $34,046); bad debt of $1,241,043 (2010 - $0). Our accounts receivables have increased by $3,217,737 (2010 – $299,455) due to an increase in our collections period. Prepaid expenses increased by $1,293,582 (2010 – $100,525). Accounts payable have increased by $574,866 (2010 –$(16,002)) due to our operations being partially financed by our creditors. We plan to decrease our reliance on creditor support as we secure additional financing.

Cash from Investing Activities

During the nine months ended September 30, 2011, investing activities used cash of $5,490 (2010 - $9,950).

Cash from Financing Activities

During the nine months ended September 30, 2011, financing activities provided cash of $350,638 (2010 – ($576,623)). Proceeds of $41,786 (2010 - $(232,000)) were received from the issuance of common stock through exercise of options. During 2011, net proceeds of $313,327 (2010 – ($720,576)) were received/(paid) to our line of credit.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices and networks. Our new Shasta Genstrip product requires initial regulatory approval by the USFDA as well as on-going USFDA approvals during the product life cycle. Further, Shasta Genstrip required medical patient trials and will compete directly with a major platform manufacturer who will, if history is a guide, make every attempt to keep Genstrip off of the market.

In addition, healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payors and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management as well as opportunistic Plaintiff’s counsel. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of September 30, 2011, our accrual was $205,500.

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

Lifescan Scotland, LLC  vs. Shasta Technologies LLC, Instacare Corp., Pharma Tech Solutions, Inc.  et al.

On September 9, 2011 Lifescan Scotland, Ltd. brought suit against Shasta Technologies, LLC (Shasta), Instacare Corp., Pharma Tech Solutions, Inc. et al in the United States District Court,Northern District of California, San Jose Division, Case # CV11-04494-MEJ, alleging patent infringement, seeking injunctive relief and damages as a result of an alleged infringement on Patents 5,708,247 and 6,241,862. InstaCare Corp. And Pharma Tech Solutions have answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. Instacare Corp. and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta, and the insurance carrier for Shasta has agreed to provide InstaCare Corp. and Pharma Tech Solutions, Inc. with a defense under its insurance policy. The companies also carry insurance and have demanded a defense from its own carriers. Since the suit is in its early stages it is too soon to determine the course of the litigation. Management intends to vigorously defend this lawsuit."

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES.

During the nine-months ended September 30, 2011, we issued 875,000 shares of our restricted common stock to as consulting fees for services performed for the Company valued at $35,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the nine-months ended September 30, 2011, we issued 10,493 shares of our restricted common stock to Centurion Credit Resources as financing fees valued at $24,182 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

INSTACARE CORP.
By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: November 21, 2011

__________