Form 10-K
period 2011-12-31
DECISION DIAGNOSTICS CORP
filed 2012-04-16
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

       .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33187

Decision Diagnostics Corp.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter. $2,945,041 based on a share value of $0.04.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The company had, as of April 13, 2012, 10,155,313 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DECISION DIAGNOSTICS CORP

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

In this form 10-K references to “Decision Diagnostics”, “the Company”, “we,” “us,” and “our” refer to Decision Diagnostics Corp. and its  operating subsidiaries, Decision IT, Pharma Tech Solutions, Inc., PharmTech Direct Corp., and PDA Services, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.decisiondiagnostics.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Decision Diagnostics Corp, 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

PART I

Item 1. Business.

Overview

Decision Diagnostics Corp. (formerly instaCare Corp) is a nationwide prescription and non-prescription diagnostics and home testing products distributor. Diagnostic test kits and at-home patient testing products are regulated by the U.S. FDA in a manner similar to prescription drugs but the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. Throughout 2011 we began the process of gearing up to introduce to several market channels, a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose, an estimated $22.5 billion worldwide market. Shasta Genstrip is the first alternative glucose testing strip that has been launched in this decade and will be the first sold into the market since early 2008. Shasta Genstrip will compete with a predicate product currently used daily by over 3 million diabetes afflicted Americans, and an estimated 2 million diabetes afflicted people outside of the United States.

Typically, and except for our own Shasta Genstrip, which is an alternative product, we distribute name brand diagnostic products. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. Decision Diagnostics has spent the last 7 years building this business. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. In November and December 2011 we acquired two private concerns, both acquisitions intended to assist our launch of Shasta Genstrip, and to ease the patient service commitment that Shasta Genstrip will acquire.

We intend to acquire additional private companies in this industry to achieve our goal of becoming a full service, vertically integrated, value added provider of products and services to an ever-growing market.

Decision Diagnostics, through its PDA Services, Inc. and Decision IT Corp. subsidiaries, also offers information technology solutions in several medical care market channels by providing physicians with information at the point of care. Our products, unlike those from many other medical information companies, make use of smart cell phones such as the Apple iPhone, the Palm Pre, the Google Droid and a wide selection of Microsoft Windows based smart phones and operate in either in a wireless or “wired” mode, which allow physicians to carry, access and update their patients’ histories, also known as electronic medical records or EMR/EHR, medication data, and best care guidelines - all at the point of care, or from any other location the physician may be located. In addition, the company’s products employ proprietary mathematical game theory features adapted by the company for medical use that allow acceptance of diagnoses and treatment protocols where the medical information may have originated from one or several locations and one time or several times.

We have entered into eight partnerships with freestanding pharmacies in the states of New York, Texas, New Jersey and Arizona. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We have received multiple inquiries from companies interested in perhaps partnering with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work.  The interested companies range from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. We continue to discuss various partnerships and ventures with these companies, but with the federal Medicare, Medicaid and the new Affordable Care Act programs in a state of flux, the federal government has been slow to release the necessary communication protocols that will make products like our MD@Hand and MD@Work have great value. All of these proposed ventures are with companies that are much larger than Decision Diagnostics. We may or may not entertain additional proposed partnerships in the future.  We may also find that the launch of our Shasta Genstrip might make selling our proprietary IT products a viable alternative to the proposed ventures.

We currently employ five full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain two full-time and seven part-time positions between our properties located in Florida, Arizona, California and New Jersey.  These positions are for sales and marketing, distribution and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.decisiondiagnostics.com.

Business Development

We were originally incorporated in the State of Nevada on March 2, 2001 as ATR Search Corporation (“ATR”). In June of 2002, ATR merged with Medicius, Inc. whereby Medicius, at the close of the merger, was to become a wholly- owned subsidiary of ATR. However, because of several issues that arose post-merger, Medicius, Inc., while a subsidiary of ATR, operated its own business. Following the merger, whereby Medicius, Inc. sold certain software assets to ATR, as a part of the merger, these assets became a part of ATR’s portfolio of technology and when the Medicius, Inc. assets became commercially ready, the operations were conducted through ATR. The former operations of ATR were conducted through Care Technologies, LLC, a wholly-owned subsidiary of ATR. Under the terms of the merger agreement, the Shareholders of Medicius received 412,110 shares of ATR’s common stock and 103,028 warrants in exchange for 100% of the outstanding shares of Medicius’ common stock. Medicius remained an operating entity from the closing of the merger until September 30, 2007. On August 2, 2002, we amended our Articles of Incorporation to change our name from ATR to CareDecision Corporation. CareTechnologies, LLC was dissolved on May 20, 2003, with CareDecision parent continuing all operations of CareTechnologies. On November 19, 2004, we incorporated two Nevada subsidiary companies, Pharma Tech Solutions, Inc. and PDA Services, Inc. In March 2006, we incorporated an additional Nevada corporation subsidiary, Pharmtech Direct Corp.  In May 2008, we incorporated an additional Nevada corporation subsidiary, Decision IT Corp.

In April 2005, we amended our Articles of Incorporation to change our name from CareDecision Corporation to instaCare Corp.

As a part our efforts to transition the company toward a full service and vertically integrated provider of at-home diagnostics, on November 1, 2011, as a condition of the merger of Diagnostics Newco LLC, from its sole owner, the company completed a name change action through the office of Nevada Secretary of State (NVSOS).  The surviving entity is known as Decision Diagnostics Corp. This action through the office of the NVSOS was effective as of November 25, 2011.

OUR BUSINESS

From April 1, 2005 through November 15, 2009, we focused our business attention towards providing prescription and non-prescription diagnostics, at-home testing and medical/surgical products through several medical distribution channels. Our secondary business objective has been to provide medical information technology (IT) for use with Internet-based communication, and network software systems and applications, that originally resided and functioned through Microsoft Windows CE-Based PDAs (Personal Data Assistants), which are popular and commonly available from most major computer brand name companies such as Sony, Dell, IBM and Palm -to the medical fields and the lodging industries.  In May 2009, the company began the port of its technologies and software from then current PDA based products to late generation smart cell phones. This re-development was completed November 12, 2009.  Subsequently the company filed patent applications in February 2010 to secure its latest product developments. Our patent application was published during the month of September 2011. Publication of the patent is the final step before the patent claims are prosecuted with USPTO staff.  USPTO staff is currently overwhelmed with IT patent applications, many of which have been put on hold due to various litigation involving individuals and companies who oppose broadly, the granting of IT patents.  This litigation was met with challenges made by several software technology companies who had filed patent applications previously and who would have been affected.  In the event the Supreme Court not ruled on these matters, patents involving software applications would have been burdened with severe obstacles as companies attempted to secure their proprietary technology and software.  In June 2011 the U.S. Supreme Court ruled that, among other things, patents similar in nature to the patent filed by the company could be reviewed by the U.S. Patent and Trademark Office in a similar manner to their pre-2008 practices, thereby making the company’s patent prosecution possible. We await the final disposition of our patent application, and each of its 104 proprietary claims, from USPTO.

In May 2010 the company entered into an agreement to distribute, on an exclusive basis, a new diagnostic product in the developmental stage manufactured by Shasta Technologies, LLC (“Shasta”).  This diagnostic product was specifically designed to compete in the $22.5 billion diabetes testing market.  Due to delays in the processes that would otherwise have brought this diagnostic product to market, in January 2011, management began negotiations with Shasta to secure a perpetual and exclusive license to the diagnostic product known as Shasta Genstrip, as well as other rights, including management of many of the on-going tasks, including manufacturing forecasts, customer service and the 510(k) regulatory process..

On March 31, 2011 the company came to agreement with Shasta and as a result of this new agreement, memorialized on April 8, 2011, the company now has complete control over the regulatory process, manufacturing forecast process, customer support, and worldwide distribution. The market for at-home diagnostic testing, primarily blood glucose testing by diabetics and suspected diabetics, is estimated to be $22.5 billion worldwide.  The company anticipates achieving significant market share and if successful would become the fifth largest product distribution company in a market where there are over one hundred different product platforms sold, but where four companies control over 90% of the total sales.

The company’s business on a day-to-day basis includes the distribution of prescription and non-prescription diagnostics, at-home testing, post-surgical products, and as soon as the 510(k) is approved by the U.S. FDA, the sales and distribution of Shasta Genstrip.  In early March 2012 the company, along with representative of Shasta met with the U.S. FDA to iron out any unresolved issues regarding Shasta’s 510(k) application.  The company believes it has now answered all of the issues brought to its attention by the writings and discussions with the FDA and hopes for a quick resolution.

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

Combining our newly acquired wholesale and direct to patient drug distribution model with our cell phone centric technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

Providing medical communication and EMR medical history and storage devices based on networks of smart cell phones These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers. We have created cell phone-centric products and a suite of Internet enhanced software applications that include those features that specifically respond to the requirements of the practicing physician and the regulations currently being promulgated by the Federal government.

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

Prescription and Non-prescription Diagnostics Distribution

Our medical distribution business has allowed us to specialize in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Included in our current business plan is the distribution of wound care, ostomy and post-surgical products to diabetes-inflicted patients and other parallel markets. We have also just entered into a broad-based agreement with Shasta Technologies, LLC where we will have exclusive rights to their Shasta Genstrip diagnostic product that we anticipate achieving significant market share in the $22.5 billion annually at-home testing market for chronically afflicted patients, most commonly diabetics.

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

Our medical distribution efforts are directed towards practitioners who treat long-term care patients, the uninsured and underinsured. This concept already has enlisted organizations that manage or finance the indigent practices of more than 2,500 doctors. We are establishing our fulfillment centers to service these uninsured and underinsured patients in Phoenix, Arizona, and most recently, Houston, Texas. We have also secured, through a strategic partnership the use of a retail prescription license to transact prescription fulfillment in Arizona. We have also partnered with eight pharmacies, piggybacking our business model onto their licenses for the distribution of medical and pharmaceutical products.

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

The prescription and non-prescription diagnostics business is often subsidized or funded by government benefits, this business model being popularized even before the recent healthcare reform laws. With the advent of what is known as Medicare Part D in 2006, the entire direct to patient service market seems to be aggressively moving to take advantage of the tremendous opportunity in direct to patient solutions via direct mail order distribution of prescription and non-prescription diagnostics and related products/supplies. There are many market leaders in these endeavors. However, the most aggressive participant is Wal-Mart, with their $4 generic prescription plan.  The company’s subsidiary Pharma Tech Solutions, Inc. has executed a Supplier Agreement with Wal-Mart for their sale of the new Shasta Genstrip product.

 Through our acquisition of Care Generation, Inc. we originally acquired a retail mail order business concept for the distribution of pharmaceutical and healthcare supplies. We have focused our distribution activities to patients who lack prescription drug coverage and patients who qualify for government or institutional programs such as Medicare, Medicaid, children’s health insurance programs and long-term care institutions and organizations.

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

PDA Services, Inc.

In May of 2009, we renewed our agreements originating in 2005, through our subsidiary PDA Services, Inc. with Mr. Svetislav Milic. Pursuant to these agreements, Mr. Milic, has conveyed, free and clear of all liens, encumbrances and liabilities, the wholesale drug distribution license (License Number 5003178) granted to Mr. Milic by the State of New Jersey, and all rights and benefits thereto, plus the goodwill and know-how of Mr. Milic, and other related rights including the use of Colonia’s Medicare Provider Identification Number granted the Licensee by virtue of this conveyance. Unless otherwise agreed to, Mr. Milic shall remain the control party of the transferred license for a period of three years after transfer, registration and conveyance.  This agreement has been renewed four times since the initial term expired.

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

Payer-Related Applications

•

Plan and Procedure Eligibility

•

Procedure/Drug Authorization

•

Patient Referral

•

Hospitalization Admit Decision Tree and schema.

Benefit for Physicians

•

All access to medication and drug data, interaction databases and formulary information is provided free of charge to all participating physicians via the smart cell phone through Decision Diagnostics’ network

•

Lowers office costs by centralizing all formulary and prescription m

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

•

Reduces errors

•

Assures correct utilization of resources

Source of Principal Suppliers

Our suite of software that runs and manages medical applications is proprietary code and does not require raw materials or principal suppliers. Our software is utilized through over-the-counter smart cell phones and computer products, as previously discussed.  We employ a proprietary microchip with laser imbedded patient data to store on smart cell phones, offering a physician current and historical information on his/her patients for ten years or more.   Our applications run on smart phones manufactured by Apple, Palm, Motorola, Samsung and many more.

Dependence on a Few Major Customers

We generated revenues primarily through our medical prescription and non-prescription pharmaceutical distributions from six companies. We maintain strategic relationships with these companies whereby these companies place orders and then we service these orders and supply product directly to the patients and/or those entities where the patients reside. We then accept assignment for the billing and future servicing of these patients. We maintain relationships with these original five resellers but have also added twelve additional customers and books of business with institutional care clients whereby we sell product and then receive revenues from the direct filing of reimbursement claims with medical insurance companies. In the future, we expect the majority of the growth in our business to come as a direct result of our direct to patient distribution.

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

American Recovery and Reinvestment Act of 2009: The American Recovery and Reinvestment Act of 2009 stimulus funding of 2009, has allocated $20 billion for healthcare IT investment. Some of this funding will provide direct incentives to physicians and hospitals and should ensure aggressive implementation of new patient information systems starting in 2011. Spending on Decision Diagnostics’ type of advanced health information technology is anticipated to be greatly expanded due to the ARRA of 2009 increasing our market potential.

Personnel

We currently employ five full-time employees and nine sales and service representatives. No full-time employees are covered by labor agreements or employment contracts.

IT Patents, Proprietary Rights and Licenses

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices. In September 2011, the USPTO published our patent application.  We expect approval in 2012.  Given that our patent application lists a substantial number of claims, the company felt it prudent to engage counsel to prosecute any of these claims against persons and entities that have breached our patent. The company has created an asset pool for the purpose of prosecuting any claims that may arise as a result of our patent approval. Claims prosecution is standard fare for high technology companies.

Our MD@Hand and MD@Work systems allow for patient information to be gathered from multiple authorized sources and then this information is provided at the point-of-care, and coordinated and compared with prescription formulary compliance, medical services providers and their payers’, and multiple-rules based treatment plans provided by various sources (content). Patient case and episode information and care management, in coordination with the implementation of substantially paperless ordering and fulfillment of lab tests, prescriptions and referrals, is made available to attending health care professionals and support personnel via networked computer systems and smart cell phone systems running our proprietary software methods. The inventive system includes, in seamless essentially real-time communication over the Internet, a network of fully secure private sub-networks among the participants in the system. A suite of software applications, including medical, communications and database applications are resident on each smart cell phone, and communications modules resident in the system automatically link to the network via the cell phones’ networks, which seamlessly connect to the Internet to update those databases by a novel packet transmission method to maintain confidentiality of the transmitted information.

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

Economic conditions in the United States and abroad deteriorated significantly during the second half of 2008, and the United States, Europe and Japan currently are either in a recession or a prolonged period of slow growth. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, reflecting concern about the stability of the financial markets generally and the strength of counterparties. This market turmoil and tightening of credit have led to a significant reduction in consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected liquidity and access to capital and credit. We do not expect that the difficult conditions in the United States and international financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us. The 2010 earthquake, tsunami and the resultant business conditions in Japan are particularly troublesome and lowered market growth rates from 25% annually to 10-12% annually.

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

We have historically incurred significant losses from operations and have an accumulated deficit of $20,134,069. For the year ended December 31, 2011, we had net loss of $2,117,006 compared to net loss of $471,837 for the year ended December 31, 2010. We cannot assure you that we will be able to continue to achieve revenue growth, profitability or positive cash flow on either a quarterly or annual basis. Although we believe that we have adequate sales to fund our current level of operating activities through December 31, 2012, if we are unable to sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

We have been dependent on a small number of major customers to support our prescription and non-prescription diagnostics distribution plan and to refer direct to patient business (assignment of medical benefit) to the company.

In fiscal 2011 our four largest customers accounted for approximately 88% of our net sales, these sales occurring both from direct sales to our customers and the acceptance of benefit for those patients we service directly. We expect that a small but growing number of customers will continue to account for a substantial majority of our sales and that the relative dollar amount and mix of products sold to these customers can change significantly from year to year and how we are paid for business generated, assigned and referred by these customers can change as well. There can be no assurance that our major customers will continue to purchase products or refer business to us at current levels, or that the mix of products purchased will be in the same ratio. The loss of our largest customers, who not only buy product directly, but also refer substantial “direct to patient” business upon which we accept assignment or may provide direct billing and collection services or accept medical assignment for “direct to patient” business, or a decrease in product sales would have a material adverse effect on our business and financial condition.

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

Our performance is substantially dependent on the services and on the performance of our Management. Decision Diagnostics is, and will be, heavily dependent on the skill, acumen and services of our CFO, Secretary and Treasurer, Keith Berman and our Chairman Robert Jagunich. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies

Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for personnel with these skill sets is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personnel, our expectations of increasing our clientele could be hindered, and the profitability of Decision Diagnostics reduced.

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

Even though we purchase name brand products through our distribution business, and manage the manufacturing of our new Shasta Genstrip product, from time to time we do receive defective, expired or recalled product from suppliers.  If the entities that we purchase product from fail to replace the defective or damaged product, our only recourse is to withhold payment. These actions could lead to litigation. In addition, pharmaceutical manufacturers have recently taken advantage of prior case law allowing them to prosecute certain distribution activities as drug counterfeiting claims. While the company maintains general liability, product liability and executive and management liability policies we may not have the financial resources to litigate disputes with companies larger than us and with substantially more resources.

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

Due to our accumulated deficit and our lack of revenue sufficient to support existing operations, there is substantial doubt about our ability to continue as a going concern. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes There can be no assurance that we will have funds sufficient to continue operations, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in Decision Diagnostics’ common shares.

Risks Relating To Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of Shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of Shareholders to sell their securities in the secondary market.

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

We are authorized to issue a total of 5,000,000 shares of “blank check” preferred stock and up to; 2,500 shares of Series B, 10,000 shares of Series C, and 1,250,000 shares of Series E, Convertible Preferred Stock (for a combined total of 1,262,500 shares of preferred stock). Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

FINRA sales practice requirements may also limit a Shareholder's ability to buy and sell our stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,140 per month on a month-to-month basis.

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues.  In addition, the company accrues contingent legal fees and product liability fees. The accrual totaled $205,500 for each of the years ended December 31, 2011 and 2010.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

Monarch Pointe Fund, Ltd (BVI) in receivership vs. Decision Diagnostics Corp. et al.

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against Decision Diagnostics Corp., Keith Berman and Robert Cox alleging conversion by Decision Diagnostics of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. On August 12, 2010 the company received an initial formal settlement offer through the counsel for the Liquidator. Subsequently there have been additional offers and counter-offers. Among other stated issues these offers of settlement are intended to bring an end to the litigation. The company settled this litigation in May 2011 by issuing to Monarch 214,286 (post-split) shares of its $0.001 par value common stock.

Lifescan Scotland, LLC  vs. Shasta Technologies LLC, InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc.  et al.

On September 9, 2011 Lifescan Scotland, Ltd. brought suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc. et al in the United States District Court, Northern District of California, San Jose Division, Case # CV11-04494-MEJ, alleging patent infringement, seeking injunctive relief and damages as a result of an alleged infringement on Patents 5,708,247 and 6,241,862. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions have answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta, and the attorney for Shasta has notified Shasta’s insurance carrier that InstaCare Corp. (now known as Decision Diagnostics Corp.)  and Pharma Tech Solutions, Inc. are entitled to a defense under Shasta’s insurance policy. The companies also carry insurance and have demanded a defense from its own carriers. Since the suit remains in its early stages it is too soon to determine the course of the litigation. Management intends to vigorously defend this lawsuit."

Item 4. (removed and reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTCBB) through January of 2011 and currently trades on the OTCQB under the symbol DECN. Our common stock has traded infrequently on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2011 and 2010.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
1st Quarter	$1.12	$0.57	$0.174	$0.091
2nd Quarter	$0.76	$0.25	$0.115	$0.063
3rd Quarter	$0.61	$0.17	$0.080	$0.057
4th Quarter	$0.65	$0.10	$0.060	$0.037

(b) Holders of Common Stock

As of March 15, 2012, there were approximately 848 holders of record of our Common Stock and 10,155,313 shares outstanding. As of March 31, 2012, the closing price of our shares of common stock on the OTCQB  was $0.29 per share.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 (post-split) shares that may be issued. We have granted a total of 398,104 (post-split) options under this plan all of which have been exercised. As of December 31, 2011, 52,789 (post-split) options remain available for issuance under this plan.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 (post-split) shares. We have granted a total of 77,307 (post-split) options under this plan of which 63,021 (post-split) options have been exercised or expired and 14,286 are exercisable. As of December 31, 2011, 3,050 (post-split) options remain available for issuance under this plan.

2006 Business Development Stock Option Plan

Effective December 8, 2006, we adopted our “2006” Employee Stock Option Plan” as amended with a maximum number of 1,821,429 (post-split) shares that may be issued. We have granted a total of 1,023,725 (post-split) options under this plan all of which have been exercised or expired. As of December 31, 2011, 797,704 (post-split) options remain available for issuance under this plan.

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

The following table sets forth information as of December 31, 2011 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

	Number of share to be issued upon exercise of outstanding options, warrants and rights (post-split)	Weighted- average exercise price of outstanding options, warrants and rights (post-split)	Number of shares available for future issuance under equity compensation plans (excluding shares reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	-	$-	-

Equity compensation plans not approved by shareholders	14,286	$0.80	710,686	(1)

Total	14,286	$0.80	710,686

(1)

Includes 52,789 (post-split) options remaining for issuance under the 2004 Option Plan, 3,050 (post-split) options remaining for issuance under the 2005 Option Plan, and 654,847 (post-split) options remaining under the 2006 Option Plan.

Recent Sales of Unregistered Securities

On January 5, 2011, we issued 272 (post-split) shares of our restricted common stock to Alpha Credit Resources for our December 2010 financing fees valued at $182 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On January 5, 2011, we issued 2,857 (post-split) shares of our restricted common stock to two individuals, Mr. Walling and Ms. Lucas, for research, communication, sales and marketing services performed for the Company valued at $2,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 8 and March 23, 2011, we issued a total of 14,286 (post-split) shares of our restricted common stock to Cadence Consulting as consulting fees valued at $12,400. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 8, 2011, we issued 61,429 (post-split) shares of our restricted common stock to Michelle Abraham upon her election to exercise options for cash totaling $30,100. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 8, 2011, we issued 61,225 (post-split) shares of our restricted common stock to Leslie Michelle Wolf upon her election to exercise options for services valued at $30,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On April 15, 2011 and June 9, 2011, we issued 2,500 and 2,857 (post-split) shares, respectively of our restricted common stock to William Walling for his marketing services valued at $3,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the year ended December 31, 2011, we issued a total of 955 (post-split) shares of our restricted common stock to Alpha Credit Resources for 2011 financing fees valued at $37,175 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the year ended December 31, 2011, we issued 677,500 (post-split) shares of our restricted common stock to Alpha Credit Resources upon their election to convert 189,700 preferred series “E” shares into common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On May 31, 2011, we issued 214,286 (post-split) shares of our restricted common stock to Monarch Point Fund Limited to settle Monarch’s case against us.  The value of the shares on the date of issuance was $120,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On June 14, 2011, we issued 57,143 (post-split) shares of our restricted common stock to Daniel Myers upon his election to exercise options for services valued at $32,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 29, 2011, we issued 35,714 (post-split) shares of our restricted common stock to TPC Holdings Group upon its election to exercise options for services valued at $7,729. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 19, 2011, we issued 275 (post-split) shares of our restricted common stock to two individuals, Kimberly Binder and Patrick DeParini for consulting services performed in connection with our business development activities. The fair value of the services totaled $126. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 30, 2011, we issued 847,566 (post-split) shares of our restricted common stock to our shareholders of record pursuant to a 10% stock dividend approved by our Board of Directors.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2011 or 2010.

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

Results of Operations for the years ended December 31, 2011 and 2010 compared.

The following tables summarize selected items from the statement of operations for the years ended December 31, 2011 compared to 2010.

INCOME:

	For the Years Ended
	December 31,		Increase (Decrease)
	2011	2010	$	%

Revenue	$12,112,093	$18,913,712	$(6,801,619)	(36%)
Cost of sales	9,236,052	17,277,058	(8,041,006)	(47%)

Gross profit	$2,876,041	$1,636,654	$1,239,387	76%

Gross profit margin	23.75%	8.65%		174%

Revenue for the fiscal year ended December 31, 2011 was $12,112,000 compared to revenue of $18,914,000 in the fiscal year ended December 31, 2010. The significant 36% decline in revenue is the result of limited access to our credit facility, which is a necessary component in facilitating our conversion cycle. In addition, we also attribute a portion of the decline to general economic conditions evidenced by a decrease in our accounts receivable turnover ratio in 2011.

We experienced a 47% decrease in our cost of goods due in part to our revenue decrease but more significantly was the result of managements re-negotiated wholesale costing of our largest volume product from our major suppliers.  As a result of stronger buying power and despite our limited liquidity, our increase gross profit margin increased 174% over the previous fiscal year from 9% to 24%.

OPERATING EXPENSES:

	For the Years Ended
	December 31,		Increase (Decrease)
	2011	2010	$	%
Expenses:
General & administrative	$307,488	$337,154	$(29,665)	(9%)
Consulting	139,924	310,449	(170,525)	(55%)
Payroll expense	54,641	58,524	(3,883)	(7%)
Professional fees	111,373	146,227	(34,854)	(24%)
Operating expenses	613,426	852,354	(238,927)	(28%)

Bad debt expense	3,269,908	-	3,269,908	-
Total operating expenses	3,883,334	852,354	3,030,981	356%

Net operating (loss) income	$(1,007,293)	$784,300	$(1,791,594)

Our normal operating expenses decreased by approximately 28% over the previous year. The most significant decrease related to a decline in the amounts paid to our consults. As we become more established in our business segment and with our customer relationships, we are less dependent on outside sources for market entry points as evidenced by the $171,00 decline in fees. However, we do anticipate a continuation in our consulting expense primarily in connection with market expansion and the introduction of new products. We will also continue to utilize outside consultants in our efforts to secure additional financing for the stability and growth of the Company.

Total overall operating expenses incurred during 2011 increased 356% specifically due to the amount of uncollectible accounts receivable and the addition of a collection allowance which we have not previously required. During 2011, we experienced an increase in the number of days for conversion of our accounts receivable. Historically our accounts receivable turnover ratio approximated 7.0, at December 31, 2011 this ratio declined to 3.72. We believe the change in turnover is directly related to the impact of a depressed economic environment. Our customer base is concentrated among four significant purchasers and when combined, they represent 88% of our total sales and 95% of our accounts receivable balance at December 31, 2011. In 2010, the amounts owed to us by this group totaled $2.6M, all of which was within payment terms. At December 31, 2011, this same group had outstanding balances totaling $3.8M of which $2.6M exceeded normal payment terms.   Due to the uncertainty of the collectability, we have recorded a reserve allowance of $1.2M and a direct write-down of $2M. We believe it necessary to maintain a conservative approach with respect to presentation however, we are also confident that as economic conditions improve, we will experience a return to historical trends.

OTHER INCOME (EXPENSE):

	For the Years Ended
	December 31,		Increase (Decrease)
	2011	2010	$	%
Other income (expense)
Financing costs	$(488,843)	$(186,899)	$301,994	162%
Interest expense	(483,720)	(458,280)	25,440	6%
Settlement expense	(179,000)	(648,004)	(469,004)	(72%)
Gain on debt settlement	41,850	34,046	7,804	23%
Other income	-	3,000	(3,000)	-
Total operating expenses	(1,109,713)	(1,256,137)	(136,766)	(11%)

Net (loss)	$(2,117,006)	$(471,837)	$1,645,170	347%

Our other income and expense represents costs related to our financing activities, more specifically the costs associated with our line of credit with Alpha Credit Resources LLC (“Alpha Credit”), formerly Centurion Credit Resources LLC.  Alpha Credit had provided us a line of credit up to $2,500,000. Our credit line came to term on December 31, 2011. Our costs associated with maintaining our line of credit include the issuance of shares of our common stock equal to 80% of each advance. During 2011, we were advanced a total of $5,500,000 compared to $15,800,000 in 2010. The fair value of shares issued in connection with these advances is included in financing costs. In addition to the share issuances, pursuant to the term of our agreement with Alpha Credit, we are charged interest at a rate of 2% per month on the unpaid principal balance. During 2011, we recorded $457,000 compared to $401,000 in 2010. The remaining interest expense of $27,000 originates from two notes payable with a total principal balance of $184,000 and credit card interest.

For the years ended December 31, 2011 and 2010, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2010, settlements were negotiated down $34,000 compared to $42,000 in 2011. In addition to the negotiated gains, we also agreed to pay a settlement fee of $117,214 to one note holder upon the conversion of the principal balance of the note.  We do not anticipate further gains on debt settlement or other settlement cost during 2012.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2011 compared to December 31, 2010.

	December 31,		Increase (Decrease)
	2011	2010	$	%

Current assets	$4,537,949	$4,690,218	$(24,971)	(29%)
Current liabilities	2,532,217	2,127,110	405,107	19%

Working capital	$2,005,732	$2,563,108	$(557,376)	(22%)

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

Beginning in late 2009 we have received and exchanged additional letters regarding this liquidation whereupon the Liquidator made specific demands for certain stock and repayment of a certain Promissory Note.  However these demands were never made specific enough for the company to respond in any way other than to ask the Liquidator to provide full documentation supporting their alleged claims.  Subsequently on June 24, 2010, Monarch Point Fund, Ltd. (in receivership) brought an action in federal district court against Decision Diagnostics Corp., Keith Berman and Robert Cox. The company and Mr. Berman intend to vigorously defend this suit and also intend to file counterclaims in this matter. On August 12, 2010 we received an initial settlement offer through the counsel for the Liquidator. Subsequently there have been additional offers and counter-offers. Among other stated issues these offers of settlement will bring an end to the litigation.

On May 31, 2011, we issued 214,286 (post-split) shares of our $0.001 par value common stock to Monarch Point Fund, Ltd. to settle the case out of court.  The value of the shares on the date of issuance was $120,000.

Convertible Loan Payment Agreement

On July 17, 2006, we entered into a convertible loan payment agreement with Wayne G. Knapp wherein Mr. Knapp agreed to loan the Company the sum of $200,000.  The loan is for 120 days.  On October 17, 2006, we renewed the note.  On January 17, 2007, the parties verbally agreed to a renewal that expires on May 16, 2007.  The note accrues monthly interest at a rate of 1.50% and the interest is payable quarterly in cash. The total amount owing pursuant to the agreement, was convertible at the option of Mr. Knapp at any time from July 17, 2006 until November 30, 2006, at the strike price equal to $0.32 per share or 90% of the final bid price of our common stock on the day prior to conversion with a floor price of $0.10 per share.  We renewed Mr. Knapp’s conversion option on January 17, 2007.  We also issued Mr. Knapp a warrant to purchase 3,571 (post-split) shares of our common stock at $4.48 per share through December 31, 2009.  Mr. Knapp exercised his option on March 30, 2007. In March 2010, Mr. Knapp elected to convert his note and accrued interest into 207,143 common stock shares.

Alpha Credit Resources LLC (formerly Centurion Credit)

On November 17, 2007, we entered into an agreement with Alpha Credit Resources LLC to secure a $1,000,000 revolving credit facility that is geared specifically to our business. As of October 2008, the company renewed its agreement with Alpha Credit Resources LLC until November 17, 2009 and as an inducement to renew the credit line was increased to $2,000,000, with additional seasonal increases to $2,500,000. In June 2010 we began discussions with Alpha Credit for an additional $6.0 million credit facility to provide available credit to finance sales of our new at-home testing diagnostic product. The company last borrowed funds using the credit line in the period ended September 30, 2011. The agreement matured on December 31, 2011 without renewal. In March of 2012, we executed a renewal agreement with Alpha Credit. The renewal period matures on December 31, 2012. As of the date of this filing we have not utilized the line of credit available.

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

Cash Flow.

Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes and sales generated income. With anticipated growth in 2012 we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue, which often are delayed because of the nature of the healthcare industry. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2011, our cash balance was $14,869. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

As we expanded operational activities, we may continue, from time to time, to experience net negative cash flows from operations, pending receipt of sales or development fees, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital. It was not until the company entered into the agreement with Alpha Credit Resources LLC that the company could fill orders for patients and customers on a continuous basis. Until the Alpha Credit line was put in place, we managed to keep a small portion of our distribution activities going when our limited resources allowed us which remains true as of this filing.

Predictions of future operating results are difficult to ascertain due to our historic operating activities. The recent addition of a credit line has helped but we have found it increasingly difficult to transact commerce in the very cash intensive prescription drug industry.  Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We maintain a system of internal controls and procedures designed to provide reasonable assurance, with an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded, and our transactions are executed in accordance with established procedures.

We retained Weaver Martin & Samyn LLC (2011) and Seale & Beers, CPA’s (2010) independent registered public accounting firms, to audit our consolidated financial statements. Their accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Report of Independent Registered Public Accounting Firm

Shareholders and Directors

Decision Diagnostics Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of Decision Diagnostics Corp. (formerly instaCare Corp) as of December 31, 2011 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decision Diagnostics Corp (formerly instaCare Corp) as of December 31, 2011 and the consolidated results of its operations, shareholders’ equity, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Weaver Martin & Samyn LLC

Kansas City, Missouri

April 13, 2012

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Decision Diagnostics Corp. (formerly InstaCare Corp)

Westlake Village, CA

We have audited the accompanying consolidated restated balance sheet of Decision Diagnostics Corp (formerly InstaCare Corp) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decision Diagnostics Corp (formerly InstaCare Corp) as of December 31, 2010 (restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, the Company has restated its balance sheet.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 15, 2011, except for Notes 1 and 3, which the date is May 20, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Decision Diagnostics Corp.

(Formerly InstaCare Corp.)

Consolidated Balance Sheet

	December 31,
	2011	2010
Assets		(Restated)
Current assets:
Cash	$14,869	$220,390
Accounts receivable, net of allowance	3,256,504	3,155,184
Prepaid expenses	1,266,576	1,314,644
Total current assets	4,537,949	4,690,218

Other assets
Intellectual property	69,535	9,950
Total other assets	69.535	9,950
Total assets	$4,607,484	$4,700,168

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$222,659	$188,043
Accrued interest	134,712	116,521
Line of credit – related party	-	1,598,801
Line of credit	1,992,168	-
Notes payable and short term borrowings	182,678	223,745
Total current liabilities	2,532,217	2,127,110

Contingencies	205,500	205,500

Shareholders’ Equity

Preferred stock, $0.001 par value, 3,237,500 shares authorized, no shares issued and outstanding as of December 31, 2011 and 2010, respectively	-	-
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized 1,000 and no shares issued and outstanding as of December 31, 2011 and 2010, respectively	1	-
Preferred series “C” stock, $0.001 par value, 10,000 shares authorized, 1,250 and no shares issued and outstanding as of December 31, 2011 and 2010, respectively	1	-
Preferred series “E” stock, $0.001 par value, 1,750,000 shares authorized, 1,095,300 and 1,110,000 shares issued and outstanding as of December 31, 2011, and 2010, respectively	1,095	1,110
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 9,307,934 and 7,332,198shares issued and outstanding as of December 31, 2011 and 2010, respectively	9,308	7,332
Subscription receivable	(68,315)	(80,000)
Additional paid in capital	22,061,746	20,456,179
Accumulated (deficit)	(20,134,069)	(18,017,063)
Total Shareholders’ equity	1,869,767	2,367,558
Total liabilities and Shareholders’ equity	$4,607,484	$4,700,168

The accompanying notes are an integral part of these consolidated financial statements.

Decision Diagnostics Corp.

(Formerly InstaCare Corp.)

Consolidated Statements of Operations

	The Years Ended
	December 31,
	2011	2010

Revenue:
Sales	$12,112,093	$18,913,712
Cost of sales	9,236,052	17,277,058

Gross profit	2,876,041	1,636,654

Expenses:
General & administrative	3,577,396	337,153
Consulting	139,924	310,449
Payroll expense	54,641	58,524
Professional fees	111,373	146,227
Total expenses	3,883,334	852,353

Net operating income (loss)	(1,007,293)	784,301

Other income (expense):
Financing costs	(488,843)	-
Financing costs – related party	-	(186,899)
Interest expense	(483,720)	(57,499)
Interest expense – related party	-	(400,781)
Other income	-	3,000
Settlement expense	(179,000)	(648,004)
Gain on debt forgiveness	41,850	34,046
Total other income (expense)	(1,109,713)	(1,256,137)

Net (loss)	(2,117,006)	(471,837)

Add: Dividends declared on preferred	-	-

(Loss) available to common shareholders'	$(2,117,006)	$(471,837)

Weighted average common shares outstanding – basic and fully diluted	8,080,645	6,684,291
Net (loss) per share –basic and fully diluted	$(0.26)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

Decision Diagnostics, Corp.

(formerly InstaCare Corp.)

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred “B” Stock		Preferred “C” Stock		Preferred “E” Stock		Common Stock		Additional Paid-in	Unamortized Share	Amortizable Equity	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuances	Compensation	(Deficit)	Total
Balance, December 31, 2009	-	$ -	-	$ -	932,216	$ 932	5,475,160	$ 5,475	$18,825,679	$ -	$ (67,363)	$(17,545,226)	$1,219,496

Shares issued for services	-	-	-	-	-	-	43,929	44	55,946	-	-	-	55,990
Options and warrants issued for services	-	-	-	-	-	-	-	-	119,774	-	-	-	119,774
Shares issued for financing	-	-	-	-	-	-	3,261	3	122,314	-	-	-	122,317
Options exercised for cash	-	-	-	-	-	-	523,810	524	311,476	(80,000)	-	-	232,000
Conversion of Series E preferred stock	-	-	-	-	(222,216)	(222)	561,786	562	(341)	-	-	-	-
Series E escrow shares issued for financing	-	-	-	-	200,000	200	-	-	(200)	-	-	-	-
Series E issued for renewal fee	-	-	-	-	200,000	200	-	-	399,800	-	-	-	400,000
Shares issued for debt conversion	-	-	-	-	-	-	724,253	724	621,731	-	-	-	622,455
Amortization of prepaid finance fees	-	-	-	-	-	-	-	-	-	-	21,250	-	21,250
Amortization – equity compensation	-	-	-	-	-	-	-	-	-	-	46,113	-	46,113
Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(471,837)	(471,837)
Balance, December 31, 2010	-	-	-	-	1,110,000	1,110	7,332,199	7,332	20,456,179	(80,000)	-	(18,017,063)	2,367,558
Shares issued for services	-	-	-	-	-	-	174,000	174	85,081	-	-	-	85,255
Shares released to escrow	-	-	-	-	175,000	175	-	-	84,825	-	-	-	85,000
Shares issued for financing	-	-	-	-	-	-	954	1	37,174	-	-	-	37,175
Shares issued to escrow for financing	1,000	1	-	-	-	-	-	-	(1)	-	-	-	-
Shares issued for exercise options for cash	-	-	-	-	-	-	61,429	61	30,039	-	-	-	30,100
Conversion of Series E preferred stock	-	-	-	-	(189,700)	(190)	677,500	678	(488)	-	-	-	-
Shares issued for debt settlement	-	-	-	-	-	-	214,286	214	119,786	-	-	-	120,000
Shares for patent legal defense	-	-	1,250	1	-	-	-	-	1,249,999	-	-	-	1,250,000
Subscription payment	-	-	-	-	-	-	-	-		11,685	-	-	11,685
10% stock dividend	-	-	-	-	-	-	847,566	848	(848)	-	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(2,117,006)	(2,117,006)
Balance, December 31, 2011	1,000	$ 1	1,250	$ 1	1,095,300	$ 1,095	$9,307,934	$ 9,308	$22,061,746	$ (68,315)	$ -	$(20,134,069)	$1,869,767

The accompanying notes are an integral part of these consolidated financial statements.

Decision Diagnostics, Corp.

(Formerly InstaCare Corp.)

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

Cash flows from operating activities
Net (loss)	$(2,117,006)	$(471,837)
Adjustments to reconcile net income to
net cash provided (used) by operating activities
Shares and options issued for services	85,255	175,767
Shares issued for financing	122,174	122,317
Amortization of financing fees	366,667	54,583
Bad debt allowance	1,241,043	1,156,750
Shares issued for settlement expenses	120,000	-
Gain on debt settlement	(41,849)	(34,046)
Changes in operating assets and liabilities:
Accounts receivable	(1,342,363)	(699,287)
Prepaid expenses	1,298,068	(863,605)
Accounts payable	(24,971)	6,053
Accrued liabilities	59,587	(82,383)
Accrued interest	24,705	35,874
Net cash (used) by operating activities	(208,690)	(599,817)

Cash flows (used) in investing activities
Intellectual property	(59,585)	(9,950)
Net cash (used) by investing activities	(59,585)	(9,950)

Cash flows from financing activities
Proceeds (payments), line of credit	26,701	-
Proceeds (payments), line of credit – related party	-	371,902
Payments on notes payable	(5,732)	(13,047)
Options exercised for cash	41,785	232,000
Net cash provided by financing activities	62,754	590,855

Net (decrease) in cash	(205,521)	(18,912)
Cash – beginning	220,390	239,302
Cash – ending	$14,869	$220,390

Supplemental disclosures:
Interest paid	$458,239	$418,247
Income taxes paid	$-	$-

Non-cash transactions:
Shares and options issued for services	$85,255	$175,767
Shares issued for settlement expenses	$120,000	$-
Shares issued for financing activities	$122,174	$122,317
Shares issued for debt conversion	$-	$622,454

The accompanying notes are an integral part of these consolidated financial statements

Decision Diagnostics Corp.

(Formerly InstaCare Corp.)

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

On June 21, 2002, we filed an amendment to its articles of incorporation changing our name to CareDecision Corporation and subsequently changed our name to Decision Diagnostics Corp. effective April 14, 2005.

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

On January 4, 2005, we commenced prescription drug distribution, which are, currently being conducted through our Pharma Tech Solutions, Inc. and PDA Services, Inc. subsidiaries. We specialize in rapid delivery of prescription drugs and diagnostic products; we are in the final stages of augmenting its prescription drug and prescription diagnostics distribution business by creating a nationwide network over the internet. We have also created a fully integrated prescription fulfillment program through which physicians can directly submit prescriptions using a hand-held device, tablet PC, or smart cell phone that is enabled through a Wi-Fi link to the Internet.

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

As a part our efforts to transition the company toward a full service and vertically integrated provider of at-home diagnostics, on November 1, 2011, as a condition of the merger of Diagnostics Newco LLC, from its sole owner, the company completed a name change action through the office of Nevada Secretary of State (NVSOS).  The surviving entity is known as Decision Diagnostics Corp.  This action through the office of the NVSOS was effective as of November 25, 2011.

As part our efforts to secure a listing on a new stock exchange, we completed another action with the NVSOS, where a previously approved board resolution to reverse split our shares was finalized.  Our stock was split whereby one new share of the company’s common stock was exchanged for every fourteen previously issued and outstanding shares of our $.001 par value common stock. This action was effective as of November 25, 2011.  All share references included herein have been retroactively restated to reflect the 1:14 reverse split.

Principles of Consolidation

The financial statements include those of: Decision Diagnostics Corp. (“Decision Diagnostics”); and its wholly owned subsidiaries, PDA Services, Pharmtech, Inc. Pharmatech Solutions, Inc. and Decision IT.   All significant inter-company transactions and balances have been eliminated. Decision Diagnostics and its subsidiaries are collectively referred to herein as the “Company”. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2011 and 2010, we did not have non-marketable investments.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. We place our temporary cash investments with quality financial institutions. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. We do not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2011 and 2010.

Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2011 and 2010, we did not have balances in excess of FDIC insured limits.

Accounts receivable and Allowance for Doubtful Accounts Receivable

Trade accounts receivables are non-interest bearing and are stated at gross invoice amounts less an allowance for doubtful accounts receivable.

Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations, such as bankruptcy proceedings and receivable amounts outstanding for an extended period beyond contractual terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write off the balances. In addition, the Company calculates an overall reserve based on a percentage of the overall gross accounts receivable. This percentage is based on management’s assessment of the aging of accounts receivable, historical write-offs of receivables and the associated risk profile of the Company’s customer base. As of December 31, 2011, the Company believed all its receivables to be collectible and had zero in the allowance.

Accounts receivable balances were $3,256,504 (net of allowance for doubtful accounts of $1,241,043) and $3,155,184 (net of allowance for doubtful accounts of $0) for the years ended December 31, 2011 and 2010, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of December 31, 2011 and 2010, inventory was $0 and $0, respectively.

Revenue recognition

We recognize revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2011 and 2010, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Advertising costs

We expense all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2011 and 2010, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. As of December 31, 2011 and 2010, we have accrued contingent legal fees and product liability fees totaling $205,500.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2011 and 2010.

Earnings per share

Earnings per share are provided in accordance with ASC Topic 260 “Earnings per Share” (as amended). The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. Basic loss per share is computed by dividing losses available to common Shareholders by the weighted average number of common shares outstanding during the period. Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible into common stock for an additional 60,714 common shares; all preferred stock converted into common stock for an additional 3,964,286 common shares; and all convertible debt converted into common stock for an additional 345,238 common shares.

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

Concentrations

In 2011, four of our customers accounted for approximately 88% of our net sales compared to 99% of total sales being attributable to six major customers in 2010. Since January 1, 2006 our operations require maintaining strategic relationships with our customers whereby we deliver product and services directly to the patient base that underlies these strategic relationships, accepting assignment of insurance benefit through our Colonia Natural Pharmacy strategic partnership for the billing and future servicing of these patients. We also maintain relationships with the entities where the patients reside. As of December 31, 2011 and 2010, we obtained the majority of our pharmaceutical products from five major suppliers. There can be no assurance that our major customers will continue to purchase products. The loss of our largest customers or a decrease in product sales would have a material adverse effect on our business and financial condition.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

New Accounting Standards Adopted During the Year Ended December 31, 2011

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is effective for interim and annual periods ending after June 15, 2011.  We do not expect the provisions of ASU 2011-01 to have a material effect on our financial position, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are not applicable or are not expected to be significant to our financial statements.

Previous year financial information has been presented to conform to current year financial statement presentation.

Year-end

We have adopted December 31 as our fiscal year end.

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

Note 3 – Fair value

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$182,678	$-	$182,678
Line of credit	-	1,992,168	-	1,992,168
Total	$-	$2,174,846	$-	$2,174,846

Note 4 – Line of credit (formerly deemed a related party)

In December of 2010, we executed our renewal agreement with Alpha Credit for an additional one-year term which matures on December 31, 2011. Pursuant to the renewal terms, our line of credit was increased from $2,000,000 to a maximum of $2,500,000.  Further, pursuant to the terms of the agreement, we agreed to issue 200,000 shares of our preferred Series “E” stock as a renewal fee valued at $400,000. The loan renewal fee is amortized using the straight-line method over the one-year renewal period. As of December 31, 2011 and 2010, we have recorded $366,667 and $33,333, respectively in financing expense related to this fee. The line of credit requires interest to be paid in shares equal to 5% of each advance, and an additional 2% to be paid in cash and accrues monthly on the unpaid principal balance. In January of 2011, we were notified of a discrepancy in the principal loan balance through confirmation requests. Pursuant to paragraph 6 of our amended and restated loan agreement dated December 31, 2010, any recourse that would have been afforded to us is negated by agreement to “remise, release and forever discharge lender from any and all claims, losses, liabilities demands and causes of action of any kind whatsoever, whether absolute or contingent, known or unknown, matured or un-matured”. The discrepancy in balance was the result of an interpretation of the interest calculation and amount to $573,004. At December 31, 2010, we recorded a settlement expense in this amount. During the current, our line of credit activity included advances of $5,473,721 and repayments of $5,447,020. We did not utilize our line of credit during the fourth quarter of 2011. At December 31, 2010, Alpha Credit was deemed to be a related party. However, during the year ended December 31, 2011, the Company no longer deemed the related party status applicable.

The following summarizes our line of credit activity for the years ended December 31:

	2011	2010

Balance, January 1	$1,598,801	$1,593,566

Add: advances	5,447,020	15,465,797
Less: repayments	(5,473,721)	(15,837,699)
	1,992,168	1,965,468
Less: Amortizable loan fee	-	(366,667)

Balance, December 31	$1,992,168	$1,598,801

As of December 31, 2011 and 2010 we recorded interest and financing expenses in connection with our line of credit in the amount of $945,825 and $587,680, respectively

Note 5 – Notes payable

Notes payable consisted of the following as of December 31:

		2011	2010

(a)	Convertible promissory note, bearing interest at a 1.25% per month, matured on October 31, 2007, currently in default.	$145,000	$145,000

(b)	Promissory note, bearing interest at 9% per annum, maturing June 20, 2012.	37,678	78,745
Total notes payable		182,678	223,745
	Less current portion	182,678	223,745
Total long-term notes payable		$-	$-

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The principal sum of these notes was $170,000. Pursuant to these notes, we agreed to pay these note holders the principal balance plus accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one investor for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 21,429 (post-split) shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of December 31, 2011, the principal balance owed to the remaining investors was $145,000 with accrued interest of $277,938.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. Pursuant to the terms of the note, we are required to make monthly principal and interest payments of $3,300. On March 1, 2011, Invacare issued a new note superseding the June 2007 note, whereby extending the maturity and re-stating the principal amount due to eliminate debt forgiveness of $41,849 comprise of accrued interest of $6,514 and principal of $35,335. As of December 31, 2011 the unpaid principal balance together with accrued interest was $40,708.

We have recorded interest expense in connection with these notes of $24,704 and $30,026 for the years ended December 31, 2011 and 2010, respectively.

Note 6 – Income taxes

At December 31, 2010, the Company had approximately $20,100,000 of federal and state net operating losses. For the years ended December 31, 2011 and 2010, the Company reported net losses of $2,117,006 and $471,836, respectively. No provision for income tax expense has been record. In addition no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The net operating loss carry forwards, if not utilized will begin to expire in 2017-2023.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Net (loss)	$(2,117,006)	$(471,837)
Stock, options, and warrants issued	327,429	298,084
Taxable (loss)	(1,798,577)	(173,753)
Net operating loss carry forwards	18,190,816	18,017,063
Total deferred tax asset	19,989,393	18,190,816

Income tax rate	35%	35%
	6,996,288	6,366,786
Less: valuation allowance	(6,996,288)	(6,366,786)
Net deferred tax asset	$-0-	$-0-

For financial reporting purposes, the Company has incurred historical losses. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Years Ended December 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

	-0-	-0-

Note 7 – Shareholder’s equity

We are authorized to issue up to 1,750,000,000 shares of $0.001 par value common stock and 6,262,500 shares of various classes of $0.001 par value preferred stock. In March of 2011, we amended our preferred stock designations as follows: 1) withdrawal of Series “A” designation on 750,000 shares of preferred stock, 2) withdrawal of Series “C” designation on 1,000,000 shares of preferred stock, 3) Designation of Series “B” on 2,500 shares of preferred stock and Series “C” on 10,000 shares of preferred stock, and 4) increased the number of preferred shares designated as Series “E” from 1,000,000 to 1,250,000. All presentation of preferred stock contained herein has been retroactively presented to reflect the 2011 amendments.

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

Series “C” convertible preferred stock

We have designated 10,000 shares of our $0.001 preferred stock as 2011 Series “C”. Each share of 2011 Series C Preferred stock is valued at $10,000. Holders of series “C”: convertible stock shall not have the right to vote on matters that come before the shareholders. 2011 Series “C” convertible preferred stock may be converted after 36 months, but not before, the number of shares into which one share of 2011 Series “C” Preferred Stock shall be convertible on a pro-rata basis into common stock shares, each share of common stock valued at $.50. 2011 Series “C” convertible stock shall rank junior to all other classes of Preferred stock in the event of liquidation. Holders’ of 2011 Series “C” convertible stock shall not be entitled to a mandatory monthly dividend.

Series “E” convertible preferred stock

We have designated 1,250,000 shares of our $0.001 preferred stock as Series “E”. Holders of series “E”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “E” convertible preferred stock may be converted, the number of shares into which one share of Series “E” Preferred Stock shall be convertible into common stock shares shall be 14.  Series “E” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “E” convertible stock shall not be entitled to a mandatory monthly dividend. Series “E” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

2010 Issuances

Preferred

During the year ended December 31, 2010, we issued 254,100 shares of our preferred Series “E” from the 2009 escrowed stock to Alpha Credit Resources as financing fees in connection with our line of credit. We have recorded financing fees in the amount of $107,993 in connection with these issuances. Throughout the year, Alpha Credit has elected to convert 222,216 shares of their preferred series “E” into 561,786 (post-split) shares of common stock.

In December 2010, we entered into our second “Amended and Restated Promissory Note” with Alpha Credit Resources LLC (“Alpha Credit”). Pursuant to the amended agreement, we issued 200,000 shares of our Series “E” preferred stock as a renewal fee. The fair value of the issuance totaled $400,000 and was amortized over the renewal period of one-year. As of December 31, 2010, we recorded $33,333 in financing fees and have a remaining unamortized balance of $366,667.

In October 2010, we entered into an “Escrow Agreement” pursuant to the aforementioned “Amended and Restated Promissory Note” whereby agreeing to issue an additional 200,000 shares of our preferred Series “E” stock to be held in escrow for the benefit of Alpha Credit as collateral against the aforementioned line of credit. As of December 31, 2010, we recorded $200, the par value of the shares held in escrow, as additional paid-in capital.

Common

As of December 31, 2010, we issued 724,253 (post-split) shares of our common stock for the conversion of various promissory notes and accrued interest (See Note 4). The fair value of the shares issued totaled $622,455.

During the year ended December 31, 2010, we issued a total of 43,929 (post-split) shares of our common stock to various consultants for services rendered to us. The fair value of the services received was $55,990 and was recorded as consulting fees.

As of December 31, 2010, we issued 523,810 (post-split) shares of our common stock pursuant for the exercise of options. Total proceeds from the exercise were $312,000. At December 31, 2010, $80,000 remained outstanding and was recorded as a miscellaneous receivable.

During the year ended December 31, 2010, we authorized the issuance of 3,261 (post-split) shares of common stock to Alpha Credit resources as financing fees in connection with our line of credit. The fair value of the shares is $14,324 and was recorded as financing costs.

2011 Issuances

Preferred

During the year ended December 31, 2011, we issued 1,000 shares of our preferred series “B” stock to Alpha Credit Resources for financing costs valued at $1.

During the year ended December 31, 2011, we issued 1,250 shares of our preferred series “C” stock to our patent attorney for prepaid patent defense legal fees valued at $1,250,000.

During the year ended December 31, 2011, we issued 189,700 shares of our preferred series “E” from the 2010 escrowed stock to Alpha Credit Resources as financing fees in connection with our line of credit. We have recorded financing fees in the amount of $488,843 in connection with these issuances. Throughout the year, Alpha Credit has elected to convert 189,700 shares of their preferred series “E” into 677,500 (post-split) shares of common stock.

Common

On December 31, 2011, we affected a 1:14 reverse split of our $0.001 par value common stock.  All common stock references have been retroactively restated to reflect the reverse split.

On December 31, 2011, we issued 847,566 shares of our $0.001 par value common stock pursuant to a 10% stock dividend declared by our board of directors on October 25, 2011.

During the year ended December 31, 2011, we issued a total of 174,000 (post-split) shares of our common stock to various consultants for services rendered to us. The fair value of the services received was $85,225 and was recorded as consulting fees.

As of December 31, 2011, we issued 61,429 (post-split) shares of our common stock pursuant for the exercise of options. Total proceeds from the exercise were $30,100.

During the year ended December 31, 2011, we authorized the issuance of 954 (post-split) shares of common stock to Alpha Credit Resources as financing fees in connection with our line of credit. The fair value of the shares is $37,175 and was recorded as financing costs.

During the year ended December 31, 2011, we issued 677,500 (post-split) shares of common stock to Alpha Credit Resources upon their election to convert shares of preferred series “E” stock into shares of our common stock.

During the year ended December, 31, 2011, we issued 214,286 (post-split) shares of our common stock to an investment fund in order to settle debt valued at $120,000.

Note 8 – Options

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 (post-split) shares that may be issued. As of December 31, 2011, 398,104 (post-split) options have been granted and exercised or expired under this plan. There are 52,789 options which remain available for issuance.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 (post-split) shares. As of December 31, 2011, 77,307 (post-split) shares have been granted under this plan and 3,050 remain available for issuance.

During the year ended December 31, 2010, we issued options to purchase up to 14,286 (post-split) shares of par value common stock at a weighted average exercise price of $0.80 per share for various consulting services received. We recorded an expense in the amount of $21,293 the fair value of the options using the Black-Scholes pricing model.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 1,821,429 (post-split) shares of our $0.001 par value common stock. As of December 31, 2011, 1,023,725 (post-split) options were granted and exercised or expired under this plan and 797,704 remain available for issuance.

During the year ended December 31, 2010, we issued options to purchase up to 150,000 (post-split) shares of par value common stock at a weighted average exercise price of $0.59 per share for various consulting services received. We recorded an expense in the amount of $98,481 the fair value of the options using the Black-Scholes pricing model. As of December 31, 2010, the options were exercised in exchange for cash in the amount of $80,000 which has been recorded as a subscription receivable.

During the year ended December 31, 2011, we issued options to purchase up to 159,439 (post-split) shares of par value common stock at a weighted average exercise price of $0.30 (post-split) per share for various consulting services received. We recorded an expense in the amount of $85,255 the fair value of the options using the Black-Scholes pricing model.

During the year ended December 31, 2011, 61,429 (post-split) options were exercised for cash totaling $30,100.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	Number of Shares (post-split)	Weighted Average Exercise Price

Balance, January 1, 2010	321,429	$0.77
Options granted	176,072	0.66
Options cancelled	-	-
Options exercised	(483,215)	0.73
Balance, December 31, 2010	14,286	$0.80

Balance, January 1, 2011	14,286	$0.80
Options granted	159,439	0.46
Options cancelled	-	-
Options exercised	(159,439)	0.46
Balance, December 31, 2011	14,286	$0.80

Note 9 – Warrants

On December 5, 2010, we issued a warrant to purchase 17,857 (post-split) shares of our common stock with an exercise price of $0.658 pursuant to a service agreement. The fair market value of the warrants based on the Black-Scholes model is $10,047 using the following assumptions:  Strike Price $0.047; Stock Price $0.035; Volatility 275%; Term 1 year; Dividend Yield 0%; Interest Rate 0.28%.  As of December 31, 2010, we have recorded consulting expense in the amount of $10,047.

The following is a summary of activity of outstanding warrants:

	Number of Shares (post-split)	Weighted Average Exercise Price

Balance, January 1, 2010	652,381	$0.56
Warrants granted	17,857	0.49
Warrants cancelled	(564,286)	1.09
Warrants exercised	(59,524)	0.42
Balance, December 31, 2010	46,428	$0.86

Balance, January 1, 2011	46,428	$0.86
Warrants granted	-	-
Warrants cancelled	(28,571)	1.09
Warrants exercised	-	-
Balance, December 31, 2011	17,857	$0.49

Note 10 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,140 per month on a month-to-month basis.

On June 7, 2005, we entered into an agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, New Jersey

Rent expense amounted to $99,098 and $81,710 for the years ended December 31, 2011 and 2010, respectively.

Contingencies

Given the nature and liability of our industry, we periodically review our litigation contingencies that may result from damaged product, product liability and the related legal fees. As of December 31, 2011 and 2010, we accrued $205,500 for these contingencies.

Note 11 – Restatement of financial statements

In connection with the review of our financial statements for the three-month period ended March 31, 2011, it was determined by our independent registered accounting firm, that the application of accounting principles with respect to the recording of stock issued in lieu of cash for annual loan renewal fees, was not applicable to our transaction with Alpha Credit Resources. We have restated our balance sheet for the year ended December 31, 2010 to reflect the reclassification of the fair value of the renewal fee, net of amortization as a discount against the line of credit liability verses the previously presentation as an amortizable asset. The effects of the change in application of accounting principal is limited solely to the balance sheet whereby decreasing total assets and liabilities by $366,667.

The following table presents the effect of the restated adjustment by financial statement line item for the Consolidated Balance Sheet for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	As re-stated	Adjust-ments	As previously Stated

Assets
Current assets:
Cash	$220,390		$220,390
Accounts receivable	3,155,184		3,155,184
Prepaid expenses	1,314,644		1,314,644
Total current assets	4,690,218		4,690,218
Fixed assets:
Furniture and fixtures	2,530		2,530
Computer equipment	232,365		232,365
Less accumulated depreciation	234,895		234,895
Fixed assets, net	-		-
Other assets
Intellectual property	9,950		9,950
Amortizable loan fees	-	(366,667)	366,667
Total other assets	9,950		376,617
Total assets	$4,700,168		$5,066,835

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,235		$87,235
Accrued liabilities	100,808		100,808
Accrued interest	116,521		116,521
Notes payable and short term borrowings	1,822,546	366,667	2,189,213
Total current liabilities	2,127,110		2,493,777

Contingencies	205,000		205,500

Shareholders’ Equity
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-		-
Preferred series “C” stock, $0.001 par value, 20,000 shares authorized, no shares
issued and outstanding as of December 31, 2010 and 2009, respectively	-		-
Preferred series “E” stock, $0.001 par value, 1,250,000 shares authorized, 1,110,000 and
932, 616 shares issued and outstanding as of December 31, 2010, and 2009, respectively	1,110		1,110
Common stock, $0.001 par value, 1,750,000,000 shares authorized, 7,332,199 and
5,475,160 shares issued and outstanding as of December 31, 2010 and 2009, respectively	102,651		102,651
Subscription receivable	(80,000)		(80,000)
Additional paid in capital	20,360,860		20,360,860
Accumulated (deficit)	(18,017,063)		(18,017,063)
Total Shareholders’ equity	2,367,558		2,367,558
Total liabilities and Shareholders’ equity	$4,700,168		$5,066,835

Note 12 – Subsequent events

On January 11, 2012, we issued 294,000 (post-split) shares of common stock to Alpha Credit Resources upon their election to convert 21,400 shares of preferred series “E” stock into shares of our common stock.

On January 18, 2012, we issued 53,354 (post-split) shares of common stock pursuant to a note holders’ election to convert his note payable.

On March 5, 2012, we issued 500,000 (post-split) shares of common stock to various consultants for advisory services.

On March 30, 2012, we issued 238 (post-split) shares of common stock and 124,700 preferred series “E” stock to Alpha Credit Resources in connection with our line of credit renewal.

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On August 5, 2011, we dismissed Seale & Beers, CPA’s as our independent auditor and engaged Weaver Martin & Samyn, LLC for the year ended December 31, 2011.  This is a change in accountants recommended and approved by our Executive Management and our Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Weaver Martin & Samyn LLC, we did not nor did anyone engaged on our behalf consult with Weaver Martin & Samyn LLC regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

The audit reports issued by Seale & Beers, CPA’s with respect to our financial statements for the fiscal years ended December 31, 2010did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Seale & Beers CPA’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From January of 2011 through the notice date, there were no disagreements between us and Seale & Beers CPA’s on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale & Beers, CPA’s would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants is as a result of dissatisfaction with the quality of professional services rendered by Seale & Beers, CPA’s, as the independent accountants of the Registrant. The firm of Seale & Beers, CPA’s proved to be difficult to work with, and unreasonable in the application of certain audit procedures during the performance of its audit function.

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

In connection with the preparation of this Report, Keith Berman, our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers, directors, and key employees are:

Name	Age	Position

Keith Berman William Lyons Robert Jagunich	59 59 64	Chief Financial Officer and Director Director Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2011, there was no compliance with Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11. Executive Compensation

The following table sets forth information the remuneration of our Principal Executive officer for the years ended December 31, 2011 and 2010 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman,	2011	$-0-	-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
CFO and PEO (1) (2)(3)	2010	$-0-	-0-	$-0-	-0-	-0-	-0-	-0-	$-0-

Mr. Berman has served as Chief Financial Officer since January 2003 and as Principal Executive Officer since August 2006.During the fiscal years ended December 31, 2011 and 2010, Mr. Berman has not received any form of compensation as a result of our limited cash flow; Mr. Berman has agreed to accept stock awards as his sole compensation until such time the Company has the necessary resources available to provide a traditional compensation plan.

Grants of Plan-Based Awards in Fiscal 2011

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2011.

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

Option Exercises for 2011

There were no options exercised by our named executive officer in fiscal 2011.

Director Compensation

The following table sets forth compensation paid to our board member during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman	-	-	-	-	-	-
Robert Jagunich	-	-	-	-	-	-
William Lyons	-	-	-	-	-	-

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

Stock Option Plans

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 shares that may be issued. As of December 31, 2011, 398,104 options have been granted, and exercised or expired under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. As of December 31, 2010, 77,307 options have been granted and exercised or expired under this plan.

2006 Stock Option Plan

On December 8, 2006, we adopted our “2006 Employee Stock Option Plan” as amended and granted incentive and nonqualified stock options with rights to purchase 1,821,429 shares of our $0.001 par value common stock. As of December 31, 2011, 1,023,725 options have been granted and exercised or expired under this plan.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 9,307,976 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Keith Berman, Chief Financial Officer and Director(3)	480,103	5.1%
Robert Jagunich, Director(3)(4)	929,301	9.9%
William Lyons	-	-
Directors and Officers as a Group	1,409,404	15%

Barbara Asbell 7061 Los Coyotes Camarillo, CA 93012	1,162,590	29.7%
Directors, Officers and Beneficial Owners as a Group	2,571,994	44.8%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)

Figures are rounded to the nearest tenth of a percent.

(3)

The address of each person is care of Decision Diagnostics: 2660 Townsgate Road, Suite 300, Westlake Village, CA  91361.

(4)

Includes 89,286 shares r/n/o Michael Petras, an affiliate of Mr. Jagunich

Changes in Control Agreements

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2011 in which:

•

The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($46,538); and

•

A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

None

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

(7) Weaver Martin & Samyn LLC was retained as our new auditing firm by the Board of Directors in August 2011, for the fiscal year ended December 31, 2011 replacing Seale & Beers, LLC. For the years ended December 31, 2011 and 2010 we were billed the following by each Firm for their respective years:

	For the Fiscal Years Ended December 31,
	2011	2009

Audit Fees (a)	$35,500	$35,500
Audit-Related Fees (b)	-0-	-0-
Tax Fees (c)	-0-	-0-
All Other Fees (d)	-0-	-0-
Total fees paid or accrued to our principal accountants	$35,500	$35,500

(a)

Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)

For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements and not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2011, and 2010, respectively.

(c)

For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2011 and 2010, respectively.

(d)

For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)

1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01
3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01
3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02
3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01
10.1	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05
10.2	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05
10.3	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05
10.4	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05
10.5	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05
10.6	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05
10.7	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05
10.8	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05
10.9	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05
10.10	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05
10.11	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05
10.12	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05
10.13	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05
10.14	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05
10.15	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05
10.16	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05
10.17	Secured Promissory Note – Monarch Pointe Fund, LTD – August 25, 2005		8-K		10.3	10/21/05
10.18	Amended and Restated Promissory Note – Alpha Credit Resources LLC – November 9, 2009		10-K/A		10.18	03/23/11
16.1	Letter of change in certifying accountant		8-K		16.1	04/12/11
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Decision Diagnostics Corp.

By:	/s/ Keith Berman
Keith Berman, Chief Financial Officer

Date: May 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	April 13, 2012
Keith Berman	Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	April 13, 2012
Robert Jagunich

/s/ William Lyons	Director	April 13, 2012
William Lyons