Form 10-Q
period 2012-03-31
DECISION DIAGNOSTICS CORP
filed 2012-05-15
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2012

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

Instacare Corp.
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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 11, 2012 there were 10,155,551 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash	$661	$14,869
Accounts receivable, net	3,358,978	3,256,504
Prepaid expenses	1,253,938	1,266,576
Total current assets	4,613,577	4,537,949
Other assets:
Intellectual property	94,535	69,535
Total other assets	94,535	69,535

Total assets	$4,708,112	$4,607,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$234,298	$222,659
Accrued interest	141,026	134,712
Line of credit	1,992,168	1,992,168
Notes payable and short term debt (Note 5)	182,678	182,678
Total current liabilities	2,550,170	2,532,217
Contingencies
	200,500	205,500
Stockholders' equity:
Preferred stock, $0.001 par value, 2,247,500 shares authorized, 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively

	-	-
Preferred series "B" stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively

	1	1
Preferred series "C" stock, $0.001 par value, 1,000,000 shares authorized, 1,250 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively

	1	1
Preferred series "E" stock, $0.001 par value, 1,750,000 shares authorized, 1,199,000 and 1,095,300 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively

	1,199	1,095
Common stock, $0.001 par value, 494,950,000 shares authorized, 10,155,526 and 9,307,934 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively

	10,155	9,308
Subscription receivable	(68,315)	(68,315)
Additional paid-in capital	22,253,813	22,061,746
Accumulated (deficit)	(20,239,412)	(20,134,069)
Total stockholders' equity	1,957,442	1,869,767
Total liabilities and stockholders' equity	$4,708,112	$4,607,484

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Revenue	$2,506,380	$3,123,041
Cost of sales	2,033,738	2,819,717

Gross profit	472,642	303,324

Expenses:
General and administrative	321,929	277,178
Consulting services	107,556	47,294
Compensation expense	11,335	11,400
Professional fees	32,833	40,285

Total Expenses	473,653	376,157

Net (loss) from operations	(1,011)	(72,833)

Other Income (Expense):
Financing costs	(36)	(198,002)
Interest expense	(86,797)	(111,795)
Settlement gain (loss)	(17,500)	41,849

Total Other Income (Expense)	(104,333)	(267,948)

Net (loss)	$(105,344)	$(340,781)

Net income per share – basic and diluted	$(0.011)	$(0.045)

Weighted average shares outstanding – basic and diluted	9,808,246	7,560,704

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2012	2011

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(105,344)	$(340,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	95,000	32,167
Shares issued for financing	36	98,004
Bad debt expense	251,136	190,654
Amortization of financing fees	-	99,999
(Gain) loss on debt settlement	17,500	(41,849)
Changes in operating assets and liabilities
Accounts receivable	(353,609)	(1,280,353)
Prepaid and other assets	12,638	1,309,101
Accounts payable and accrued liabilities	11,638	59,872
Accrued interest	6,314	6,944
Contingencies	(5,000)	-

Net cash provided by (used in) operating activities	(69,691)	133,758

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Intellectual property	(25,000)	(2,459)

Net cash (used) in investing activities	(25,000)	(2,459)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds (payments) from line of credit, net	80,483	199,526
Proceeds from issuance of common stock	-	41,785

Net cash provided by financing activities	80,483	241,311

Net increase (decrease) in cash	(14,208)	372,610
Cash, beginning of period	14,869	220,390

Cash, end of period	$661	$593,000

Supplemental cash flow information:
Cash paid for interest	$-	$103,716
Cash paid for income taxes	$-	-

Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$95,000	$32,167
Shares issued for financing	$36	$98,004
Shares issued for debt settlement	$17,500	$41,849
Shares issued for accrued interest	$80,483	$-

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2011 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Recent Accounting Pronouncements

Management has analyzed all pronouncements issued during the three months ended March 31, 2012 by the FASB or other authoritative accounting standards groups with future effective dates, and have determined that they are not applicable or are not expected to be significant to the financial statements of the Company.

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

NOTE 3 - LINE OF CREDIT

During the nine months ended March 31, 2012, we authorized the release of an additional 124,700 shares of preferred series “E” stock valued at $80,483 for accrued interest due to Alpha Credit Resources as of March 1, 2012.  In addition, as a condition of authorizing the excess advance, Alpha Credit Resources required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel as escrow agent for this transaction. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 100,000 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 100,000,000 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of March 31, 2012, the balance owed was $1,992,168.

	MARCH 31,	DECEMBER 31,
	2012	2011

Line of credit with interest being paid in shares equal to 5% of each advance, and an additional 2% accruing monthly on the unpaid principal balance	$1,992,168	$1,992,168

We have recorded interest and financing expense of $80,483 and $301,718 for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of March 31 and December 31:

		MARCH 31,	DECEMBER 31,
		2012	2011

(a)	Convertible promissory note, bearing interest at a 15% per annum, matured on October 31, 2007, currently in default.	$145,000	$145,000
(b)	Promissory note, bearing interest at 9% per annum, maturing June 30, 2012.	37,678	37,678

Total notes payable		$182,678	$182,678

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a series of convertible promissory notes to private investors. The former CEO, who had been removed by the Board as CEO at the time of his determination, broke long standing Board approved company policy, did not receive the necessary officer approvals, did not receive Board approval for his actions, and never provided proof of any consideration to the company. On August 14, 2006 the former CEO was terminated, although he contested the termination through a resignation letter received after his termination.  The principal sum of these notes was estimated to be $170,000. According to the terms provided to the company, who some six years later has yet to receive an executed document or note,  each note holder was due their principal balance and accrued interest at an annual rate of 15% maturing in one year from the date of issuance. Our former CEO also employed the services of a sales agent and paid this agent certain fees in 2005 and 2006. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement with the one of the self-claimed investors for the payment of his principal balance of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. As of March 31, 2012, the principal balance owed to the remaining investors was $145,000 with accrued interest of $141,026.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. On March 4, 2011, we re-negotiated this note whereby the principal balance and accrued interest were reduced by $35,335 and $6,541, respectively. In addition, the maturity was extended an additional twelve months to March 2012. As a result of the amendments to the note, we recognized a gain on the settlement of debt in the amount of $41,849. Pursuant to the amended terms of the note, we are required to make monthly principal and interest payments of $1,900. As of March 31, 2012, the principal balance totaled $35,335 and accrued interest was $2,343.

We have recorded interest in connection with our notes totaling $6,314 and $309,797 for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

NOTE 5 – STOCKHOLDER’S EQUITY

We are authorized to issue up to 494,995,000 shares of $0.001 par value common stock and 5,000,000 shares of various classes of $0.001 par value preferred stock. In March of 2011, we amended our preferred stock designations as follows: 1) withdrawal of Series “A” designation on 750,000 shares of preferred stock, 2) withdrawal of Series “C” designation on 1,000,000 shares of preferred stock, 3) Designation of Series “B” on 2,500 shares of preferred stock and Series “C” on 10,000 shares of preferred stock, and 4) increased the number of preferred shares designated as Series “E” from 1,000,000 to 1,250,000. All presentation of preferred stock contained herein has been retroactively presented to reflect the 2011 amendments.

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

Preferred E Issuances

During the three-month period ended March 31, 2012, we authorized the release of 124,700 shares of our preferred Series “E’ stock to Alpha Credit Resources for accrued interest totalling $80,483.

During the three-month period ended March 31, 2012, Alpha Credit Resources elected to convert 21,000 shares of their preferred series “E” into 294,000 shares of common stock.

Common Issuances

On January 16, 2012, we issued 53,354 shares of our common stock to an individual pursuant to a settlement agreement for in the amount of $17,500.

During the three months ended March 31, 2012, we issued 500,000 shares of our common stock to entities as consulting fees earned during the three months ended March 31, 2012. The fair value of the shares totalled $95,000, and has been recorded as a consulting expense.

During the three months ended March 31, 2012 we authorized the issuance of 238 shares of common stock to Alpha Credit Resources as financing fees in connection with our line of credit. The fair value of the shares was $36, and was recorded as financing costs.

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

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 (post-split) shares. As of March 31, 2012, 77,307 (post-split) shares have been granted under this plan and 3,050 remain available for issuance.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 1,821,429 (post-split) shares of our $0.001 par value common stock. As of March 31, 2012, 1,023,725 (post-split) options were granted and exercised or expired under this plan and 797,704 remain available for issuance.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2011	14,286	$0.80
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Balance, March 31, 2012	14,286	$0.80

NOTE 7 – WARRANTS

The following is a summary of activity of outstanding warrants as of March 31, 2012:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2011	17,857	$0.49
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, March 31, 2012	17,857	$0.49

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

Rent expense totalled $26,970 and $35,200 for the three months ended March 31, 2012 and 2011, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of March 31, 2012, our accrual was $200,500.

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

REFERENCES

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “Decision Diagnostics” (formerly “Instacare Corp.”) and the “Company” mean  Decision Diagnostics Corp. and its  operating subsidiaries, Decision IT Corp., Pharma Tech Solutions, Inc., PharmTech Direct Corp., and PDA Services, Inc. ; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Decision Diagnostics Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor. The U.S. FDA, in a manner similar to prescription drugs, regulates diagnostic test kits and at-home patient testing products similarly to the regulation of prescription medicine.  However, the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our business model works well in this regulated environment.

Our subsidiaries, Pharma Tech Solutions, Inc. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also continued to gear up to introduce a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose, an estimated $22.5 billion worldwide market. Shasta Genstrip will compete directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In anticipation of the introduction of Genstrip, which is subject to FDA approval, and currently in that approval process, we have phased out sales of those brand name products that have been a backbone of our current distribution business but will, in the future, would compete directly with our Shasta Genstrip. Phasing out these products lowered our order intake by approximately $8,450,000 in FY2011 and $3,250,000 through the period ending March 31, 2012.

Typically, and except for our own Shasta Genstrip, which is an alternative product, we distribute name brand products manufactured primarily by large U.S. and international pharmaceutical companies. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies.

On November 1, 2011 we completed the acquisition of Diagnostic Newco LLC from its owner Kimberly Binder.  Diagnostic Newco LLC is a design company that specializes in product packaging design, medical products advertising design and graphic art.  Ms. Binder has joined the staff of the company’s Pharma Tech Solutions, Inc. subsidiary and will work closely with the contract manufacturer for Genstrip, making subtle changes to packaging design among other responsibilities.  She will also be responsible for the package design for new diagnostic products the company is working on.   We intend to acquire additional private companies, focusing on small engineering companies that have developed technology requiring either regulatory approval, distribution or both. In December 2011 we made another small acquisition, to acquire the services of  Mr. Patrick DiParini. We are moving quickly to achieve our goal of becoming a vertically integrated, full service value added provider of products and services to an ever-growing market. The at-home diabetes testing market continues to grow in excess of 20% per year where the market is expected to grow from a current $22.5+ billion worldwide base in 2010 to over $32 billion in 2017.

The company’s current proprietary product offering is the Shasta Genstrip blood glucose diagnostic test strip for at-home testing. Shasta Genstrip is a product conceived and designed by Shasta Technologies LLC, and fits into a diagnostic product niche and will sell into the world-wide self-test (home test) market of $22.5 billion. The company has been involved with Genstrip since early 2010. Products like Genstrip require FDA approval but travel toward this approval through a well defined albeit slow and unresponsive regulatory process. The company believes that all regulatory hurdles have been addressed and satisfied, but as of April 30, 2012 Genstrip has not received final regulatory approval or disapproval from the FDA. In March 2012, representatives of the company and Shasta Technologies LLC met face-to-face with the FDA in an effort to ask and respond to questions in an effort to complete the FDA review process. Since Genstrip is a unique offering, employing a razor blade only model (diagnostic test strip) into a razor (diagnostic meter)-razor blade (diagnostic test strip) market, the Genstrip 510(k) application presents some unusual challenges for the FDA and an educational challenge/opportunity for the company. Since the company plans additional similar products in the future for other diagnostic platforms, the Genstrip experience, however slow and unresponsive, has provided lessons and experience.

Two years is a standard development to market timeline for in-vitro diagnostic products similar to Genstrip. As a result of previous delays in completing its FDA approval application [510(k)] and then problems Shasta encountered in prosecuting its original application with FDA staff, the company changed its contractual responsibilities and obligations in June 2011 to include program management, regulatory process management, management of the manufacturing forecasting and distribution processes, and new products planning and development.

In June 2010 the company was approached by the largest retailer in the world for the distribution and sale of Genstrip at over 5,000 retail stores worldwide.  A contract with this retailer was negotiated in September 2010 and subsequently renegotiated and renewed in April 2011, and as soon as the retail contract was agreed to and as a means to conduct market research, the company began seeking pre-conditioned letters of intent (pre-orders) for Genstrip. While continuing the prosecution of the 510(k) application before the FDA, it became clear that initial market interest in Genstrip outstripped the initially available manufacturing capacity. Thus the company quickly ended its pre-order initiative. Management is confident that there is a very large market available for Genstrip, which on its first day of commercial availability, will be by far the company’s largest selling product.

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

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices. In September 2011, the USPTO published our patent application.  In April 2011 the patent reached the prosecution stage with the USPTO.  We expect approval in 2012.  Given that our patent application lists a substantial number of claims, and that the company’s technologies are truly unique, we felt it prudent to engage counsel to prosecute any of these claims against persons and entities that may have or will in the future breach our patent. The company has created an asset pool for the purpose of prosecuting any claims that may arise as a result of our patent approval. Claims prosecution is standard fare for high technology companies.

We have entered into nine partnerships with freestanding pharmacies and Durable Medical Goods distributors in the states of New York, Maryland, New Jersey, Texas and Arizona. We believe that we will be able to provide value added services to our customers by cost reductions brought about by increased efficiencies and cross marketing opportunities.

We have received multiple inquiries from companies interested in perhaps collaborating with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. However, the market available for products similar to MD@Hand and MD@Work has changed since its introduction in 2009. The legal challenges to the new health care law, and the federal government’s inability to enact regulations have altered the landscape, again.  We remain in discussions with multiple concerns for the marketing of our MD@ products, and any agreement we may enter  will require us to provide contract software programming, providing a new source of revenue for the company.  In addition to any proposed partnerships, we continue to discuss alternative propositions with other interested companies ranging from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. There remains sustained interest in our MD@ products and technology. All of our discussions are with companies are much larger than Decision Diagnostics. We may or may not entertain additional proposed partnerships for our implementation of the cell phone centric technologies, which has been hindered, as has the overall market, by the slow implementation of regulations, protocols and data formats by the Federal government, as well as a change in previously announced Federal government monetary incentives.

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

We currently employ five full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain two full-time and seven part-time positions between our distribution centers located in Florida, Arizona, California and New Jersey.  The company is currently hiring pharmaceutical detail representatives and three medically trained college interns. All of our positions existing, and newly listed, are for sales and marketing, distribution, product development and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.decisiondiagnostics.com.

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of prescription and non-prescription diagnostics, at-home testing, post-surgical products, and, as soon as the FDA grants pre-market approval, the sales and distribution of Shasta Genstrip.

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

Our business objectives include:

1.

The practice of specializing in the distribution of brand-name medical diagnostic and medical disposable products associated with the on-going care of diabetes-inflicted patients and upon receipt of the pre-market letter from the U.S. FDA, the world-wide distribution of our new proprietary diagnostic product Shasta Genstrip.

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

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, our Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT and medical distribution businesses.   In  past years when we had market focus on the hotel/motel industry, our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests.

Financing Requirements

At March 31, 2012, we had cash of $661 and working capital of $2,113,877.  We anticipate that we will require $56 million in debt financing to finance our expected first year sales of Genstrip. In March 2012 we renewed our agreement with Alpha Credit Resources  to obtain this debt financing. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended March 31, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2012 compared to 2011.

For the Three Months Ended
March 31,
2012		2011

			3 Months	%Δ
Revenue	$2,506,380	$3,123,041	(616,661)	(19.75)
Cost of sales	2,033,738	2,819,717	(785,979)	(27.87)

Gross profit	472,642	303,324	169,318	55.82

Expenses:
General & administrative expenses	321,929	277,178	44,751	16.15
Consulting	107,556	47,294	60,262	127.42
Compensation expense	11,335	11,400	(65)	-
Professional fees	32,833	40,285	(7,452)	(18.5)
Total expenses	473,653	376,157	97,496	25.92

Net operating (loss)	(1,011)	(72,833)	(71,822)	(98.61)

Other income (expense):
Financing costs	(36)	(198,002)	(197,966)	(99.98)
Interest expense, net	(86,797)	(111,795)	(24,998)	(22.36)
Settlement gain (loss)	(17,500)	41,849	59,349	141.82
Total other income (expense)	(104,333)	(267,948)	163,615	61.06

Net (loss)	$(105,344)	$(340,781)	235,437	69.09

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 1st quarter of 2012, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment sycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the 1st quarter of 2012, general and administration expenses increased by $44,751 to $321,929 (1st quarter 2011 - $277,178).  General and administration expenses normally account for approximately 2% of our total revenue and are not expected to increase significantly during the remainder of 2012 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Consulting expenses during the 1st quarter 2012 increased by $60,262 to $107,556 (1st quarter 2011 - $47,294). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2012, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The decrease of $7,452 is comprised of a decrease in both accounting and legal fees, the majority of which is attributable to a decrease in legal fees.  During the 1st quarter of 2011, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense decreased by $24,998 to $86,797 (1st quarter 2011 - $111,795).

For the three-month periods ended March 31, 2012 and 2011, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2012, settlement losses were $17,500. We may incur further gains or losses on debt settlement or other settlement cost during 2012.

Net Income (Loss)

We recorded a net loss for the 1st quarter of 2012 of $105,344 compared to a net loss for the 1st quarter of 2011 of $340,781, representing a decrease in loss of $235,437.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2012 compared to December 31, 2011.

	MARCH 31,	DECEMBER 31,	INCREASE (DECREASE)
	2012	2011	$	%

Current assets	$4,613,577	$4,537,949	$75,628	(1.67%)
Current liabilities	2,550,170	2,532,217	17,953	1.0%

Working capital	$2,063,407	$2,005,732	$57,675	(2.88%)

Cash to Operating Activities

During the three months, ended March 31, 2012, operating activities used cash of $69,691 compared to providing cash of $133,758 in 2011. Our loss for 2012 was $105,344 and included bad debt write-downs of $251,136 (2011 - $190,654); and consulting expenses settled with equity $95,000 (2011 - $32,167). Our accounts receivables have decreased by $353,609 (2011 – $1,280,353) due to a slow down in our revenue cycle. Prepaid expenses increased by $12,638 (2011 – $1,280,353) due to capitalization in 2011 of prepaid legal fees. Accounts payable and accrued liabilities have increased by $11,638 (2011 –$59,872) due to our ability to a slow down in our revenue cycle.

Cash from Investing Activities

During the three months ended March 31, 2012, investing activities used cash of $25,000 (2011 - $2,459).

Cash from Financing Activities

During the three months ended March 31, 2012, financing activities provided cash of $80,483 (2011 – 241,311). Proceeds of $-0- (2011 - $41,785) were received from the issuance of common stock through exercise of options. During 1st quarter 2012, net interest of $80,483 (2011 – 199,526) was accrued from our line of credit.

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues.  In addition, the company accrues contingent legal fees and product liability fees. The accrual totaled $200,500 and $205,500 for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

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

Monarch Pointe Fund, Ltd (BVI) in receivership vs. Decision Diagnostics Corp. et al.

On June 24, 2010, Monarch Point Fund, Ltd. (BVI) (in receivership) brought an action in United States District Court, Central District of California, Case # CV 10 4703 against Instacare Corp. (now known as Decision Diagnostics Corp.), Keith Berman and Robert Cox (a former Chairman and CEO) alleging conversion by Decision Diagnostics of certain Convertible Preferred Series C Stock allegedly owned by Monarch, breach of contract and breach of a promissory note. On August 12, 2010 the company received an initial formal settlement offer through the counsel for the Liquidator. The company settled this litigation in May 2011 by issuing to Monarch 214,286 (post-split) shares of its $0.001 par value common stock and agreeing to pay $50,000.

Lifescan Scotland, LLC  vs. Shasta Technologies LLC, Decision Diagnostics Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc.  et al.

On September 9, 2011 Lifescan Scotland, Ltd. brought suit against Shasta Technologies, LLC (Shasta), Instacare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc. et al in the United States District Court, Northern District of California, San Jose Division, Case # CV11-04494-MEJ, alleging patent infringement, seeking injunctive relief and damages as a result of an alleged infringement on Patents 5,708,247 and 6,241,862. Instacare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions have answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. Decision Diagnostics Corp.  and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta Technologies LLC, and the lawfirm representing Shasta, in November 2011, notified Shasta’s insurance carrier that Decision Diagnostics Corp. (formerly known as Instacare Corp.)  and Pharma Tech Solutions, Inc. are entitled to a defense under Shasta’s insurance policy. The companies also carry insurance and have demanded a defense from its own carriers. Since the suit remains in its early stages it is too soon to determine the course of the litigation. In December 2011 the company filed a motion in the United States District Court, Northern District of California, San Jose Division, Case # CV11-04494-MEJ for dismissal of the lawsuit due to a complete lack of proof presented by the Plasintiffs.  The court currently has taken the company’s motion under advisement. Management intends to vigorously defend this lawsuit, which it believes is without merit, and unless the lawsuit is dismissed, the company intends to file its own counter-claims.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

During the three months ended March 31, 2012, we issued 500,000 shares of our restricted common stock as consulting fees for services performed for the Company valued at $95,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the three months ended March 31, 2012, we issued 238 shares of our restricted common stock to Alpha Credit Resources as financing fees valued at $36 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

DECISION DIAGNOSTICS CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: May 14, 2012