Form 10-Q
period 2012-06-30
DECISION DIAGNOSTICS CORP
filed 2012-08-20
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2012

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

Decision Diagnostics Corp.
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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 1, 2012 there were 10,905,551 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash	$22,943	$14,869
Accounts receivable, net	3,269,619	3,256,504
Prepaid expenses	1,265,824	1,266,576
Total current assets	4,558,386	4,537,949
Other assets:
Intellectual property	97,535	69,535
Total other assets	97,535	69,535

Total assets	$4,655,921	$4,607,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$657,242	$222,659
Accrued interest	147,340	134,712
Line of credit	2,114,104	1,992,168
Notes payable and short term debt (Note 5)	182,678	182,678
Total current liabilities	3,101,364	2,532,217
Contingencies
	278,000	205,500
Stockholders' equity:
Preferred stock, $0.001 par value, 2,247,500 shares authorized, 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively

	-	-
Preferred series "B" stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively

	1	1
Preferred series "C" stock, $0.001 par value, 1,000,000 shares authorized, 1,250 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively

	1	1
Preferred series "E" stock, $0.001 par value, 1,750,000 shares authorized, 1,199,000 and 1,095,300 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively

	1,199	1,095
Common stock, $0.001 par value, 494,950,000 shares authorized, 10,905,551 and 9,307,934 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively

	10,905	9,308
Subscription receivable	(68,315)	(68,315)
Additional paid-in capital	22,328,064	22,061,746
Accumulated (deficit)	(20,995,298)	(20,134,069)
Total stockholders' equity	1,276,557	1,869,767
Total liabilities and stockholders' equity	$4,655,921	$4,607,484

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30,
	2012	2011

Revenue	$2,320,030	$3,896,472
Cost of sales	1,781,149	3,042,116

Gross profit	538,881	854,356

Expenses:
General and administrative	947,101	237,369
Consulting services	82,346	56,466
Compensation expense	14,187	11,400
Professional fees	121,972	54,288

Total Expenses	1,165,606	359,523

Net income (loss) from operations	(626,726)	494,833

Other Income (Expense):
Financing costs	-	(115,130)
Interest expense	(129,159)	(122,382)
Settlement gain (loss)	-	-

Total Other Income (Expense)	(129,159)	(407,512)

Net income (loss)	$(755,885)	$87,321

Net income per share – basic and diluted	$(0.075)	$(0.00)

Weighted average shares outstanding – basic and diluted	10,068,677	8,390,764

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2012	2011

Revenue	$4,826,410	$7,019,513
Cost of sales	3,814,887	5,861,833

Gross profit	1,011,523	1,157,680

Expenses:
General and administrative	1,269,351	514,547
Consulting services	189,902	103,760
Compensation expense	25,522	22,800
Professional fees	154,485	94,573

Total Expenses	(1,639,260)	735,680

Net income (loss) from operations	(627,737)	422,000

Other Income (Expense):
Financing costs	(36)	(313,133)
Interest expense	(215,956)	(234,177)
Settlement gain (loss)	(17,500)	(128,150)

Total Other Income (Expense)	(233,492)	(675,460)

Net income (loss)	$(861,229)	$(253,460)

Net income per share – basic and diluted	$(0.086)	$(0.00)

Weighted average shares outstanding – basic and diluted	9,994,249	8,390,764

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2012	2011
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net income (loss)	$(861,229)	$(253,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for financing	36	113,135
Shares issued for interest expense	80,483	-
Shares issued for settlement	17,500	120,000
Bad debt expense	1,126,136	351,201
Shares issued for consulting fees	170,000	77,400
(Gain) on debt settlement	-	(41,850)
Changes in operating assets and liabilities
Accounts receivable	(1,139,251)	(2,076,030)
Inventory	-	(254,082)
Prepaid and other assets	752	1,297,568
Accounts payable and accrued liabilities	434,583	560,885
Accrued interest	12,628	12,382
Contingencies	72,500	-

Net cash (used in) operating activities	(85,862)	(92,851)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Intellectual property	(28,000)	(2,459)

Net cash (used) in investing activities	(28,000)	(2,459)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds (payments) from line of credit, net	121,936	75,691
Proceeds (payments) on notes payable	-	(5,732)
Payments on subscriptions receivable	-	11,685
Proceeds from options exercised for cash	-	30,100

Net cash provided by financing activities	121,936	111,744

Net increase (decrease) in cash	8,074	16,434
Cash, beginning of period	14,869	220,390
Cash, end of period	$22,943	$236,824

Supplemental cash flow information:
Cash paid for interest	$-	$103,716
Cash paid for income taxes	$-	-
Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$170,000	$32,167
Shares issued for financing	$36	$98,004
Shares issued for debt settlement	$17,500	$41,849
Shares issued for accrued interest	$80,483	$-

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

Recent Accounting Pronouncements

Management has analyzed all pronouncements issued during the three months ended June 30, 2012 by the FASB or other authoritative accounting standards groups with future effective dates, and have determined that they are not applicable or are not expected to be significant to the financial statements of the Company.

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

NOTE 3 - LINE OF CREDIT

During the six months ended June 30, 2012, we authorized the release of an additional 124,700 shares of preferred series “E” stock valued at $80,483 for accrued interest due to Alpha Credit Resources as of March 1, 2012.  In addition, as a condition of authorizing the excess advance, Alpha Credit Resources required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel as escrow agent for this transaction. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 7,143 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 7,142,858 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of June 30, 2012, the balance owed was $2,114,104.

	JUNE 30,	DECEMBER 31,
	2012	2011

Line of credit with interest being paid in shares equal to 5% of each advance, and an additional 2% accruing monthly on the unpaid principal balance	$2,114,104	$1,992,168

We have recorded interest and financing expense of $215,992 and $534,924 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of June 30 and December 31:

		JUNE 30,	DECEMBER 31,
		2012	2011

(a)	Convertible promissory note, bearing interest at a 15% per annum, matured on October 31, 2007, currently in default.	$145,000	$145,000
(b)	Promissory note, bearing interest at 9% per annum, maturing June 30, 2012.	37,678	37,678

Total notes payable		$182,678	$182,678

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a group of investor’s future promises to offer convertible promissory notes to private investors. The former CEO, who had been removed by the Board as CEO at the time of this determination, broke long standing and memorialized Board approved company policy, did not receive the necessary officer approvals called for under this memorialized policy, did not receive Board approval for his actions, and never provided proof of any consideration received by the company. On August 14, 2006 the former CEO was terminated.  The principal sum of these promissory notes was $170,000. According to the terms provided to the company, who some six years later has yet to receive an executed document or note, each note holder was due their principal balance and accrued interest at an annual rate of 15% maturing in one year from the date of issuance. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement for the payment of principal of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. During the month of May 2012 the company entered into an additional settlement agreement requiring a one-time payment of $5,000 cash and the issuance of 53,354 shares, for a total sum of $22,500. As of June 30, 2012, the principal balance remaining was $145,000 with accrued interest of $143,815.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. On March 4, 2011, we re-negotiated this note whereby the principal balance and accrued interest were reduced by $35,335 and $6,541, respectively. In addition, the maturity was extended an additional twelve months to March 2012. As a result of the amendments to the note, we recognized a gain on the settlement of debt in the amount of $41,849. Pursuant to the amended terms of the note, we are required to make monthly principal and interest payments of $1,900. As of June 30, 2012, the principal balance totaled $35,335 and accrued interest was $3,525.

We have recorded interest in connection with our notes totaling $12,628 and $12,386 for the six months ended June 30, 2012 and 2011, respectively.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$182,678	$-	$182,678
Line of credit	-	2,114,104	-	2,114,104
Total	$-	$2,296,782	$-	$2,296,782

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

Series  E convertible preferred stock issuances

During the six-month period ended June 30, 2012, we authorized the release of 124,700 shares of our preferred Series “E’ stock to Alpha Credit Resources for accrued interest totaling $80,483.

During the six-month period ended June 30, 2012, Alpha Credit Resources elected to convert 21,000 shares of their preferred series “E” into 294,000 shares of common stock.

Common Issuances

On January 16, 2012, we issued 53,354 shares of our common stock to an individual pursuant to a settlement agreement for in the amount of $17,500.

During the six months ended June 30, 2012, we issued 1,250,000 shares of our common stock to entities as consulting fees earned during the six months ended June 30, 2012. The fair value of the shares totaled $170,000, and has been recorded as a consulting expense.

During the six months ended June 30, 2012 we authorized the issuance of 238 shares of common stock to Alpha Credit Resources as financing fees in connection with our line of credit. The fair value of the shares was $36, and was recorded as financing costs.

NOTE 6 – OPTIONS

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 shares that may be issued. As of June 30, 2012, 398,104 options have been granted and exercised or expired under this plan. There are 52,789 options which remain available for issuance.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. As of June 30, 2012, 77,307 shares have been granted and exercised or expired under this plan.  There are 3,050 options which remain available for issuance.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 3,250,000 shares of our $0.001 par value common stock. As of June 30, 2012, 2,366,582 options were granted and exercised or expired under this plan. There are 883,419 options which remain available for issuance.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2011	14,286	$0.80
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Balance, June 30, 2012	14,286	$0.80

NOTE 7 – WARRANTS

The following is a summary of activity of outstanding warrants as of June 30, 2012:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2011	17,857	$0.49
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, June 30, 2012	17,857	$0.49

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,140 per month on a month-to-month basis.

On June 7, 2005, we entered into an agreement for the right to use offices, warehouses and shipping facilities for the storage and shipping of pharmaceuticals located at 515 Inman Avenue, Colonia, NJ 07067 and 25 Minna Street, Rahway, New Jersey. The company may or may not continue this arrangement in the future.

Rent expense totaled $53,940 and $61,144 for the six months ended June 30, 2012 and 2011, respectively.

Contingencies

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving clinical and financial medical data through our proprietary medical information technology devices and networks. TheOur Shasta Genstrip product which we will distribute worldwide requires initial regulatory approval by the USFDA as well as on-going USFDA approvals during the product life cycle, and for the sale of this product in European Union countries, Shasta Genstrip is required to be approved by EU authorities . In addition, Shasta Genstrip required medical patient trials and will compete directly with a major platform manufacturer.

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value. We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. It is not uncommon in our industry to find that identical or nearly identical claims have been filed in at least two jurisdictions involving a single transaction. The company maintains substantial insurance coverage that may provide protection against claims that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle. In addition, the company accrues contingencies for claims, legal fees and product liability fees. As of June 30, 2012, our accrual was $278,000.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below, if there is such a disclosure, there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded than that described below, if any, no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

REFERENCES

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “Decision Diagnostics” (formerly “InstaCare Corp.”) and the “Company” mean  Decision Diagnostics Corp. and those operating subsidiaries, Decision IT Corp., Pharma Tech Solutions, Inc., PharmTech Direct Corp., and PDA Services, Inc. ; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Decision Diagnostics Corp. is the parent company of a nationwide prescription and non-prescription diagnostics and home testing products distribution business. The U.S. FDA, in a manner similar to prescription drugs, regulates diagnostic test kits and at-home patient testing products similarly to the regulation of prescription medicine.  However, the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our business model works well in this regulated environment.

Our subsidiaries, Pharma Tech Solutions, Inc. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also continued to ready the company, subject to receipt of an expected FDA 510(k) approval, to introduce a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose, an estimated $22.5 billion worldwide market. Shasta Genstrip will compete directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In anticipation of the introduction of Genstrip,  currently in the FDA approval process, we have phased out sales of those brand name products that have been a backbone of our current distribution business but will, in the future, would have us compete directly with our Shasta Genstrip product. Phasing out these products lowered our order intake by approximately $8,450,000 in FY2011 and thus far, $6,050,000 through the period ending June 30, 2012.

Typically, and except for our Shasta Genstrip product, which is an alternative product, we distribute name brand products manufactured primarily by large U.S. and international pharmaceutical companies. The company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies.

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

The company’s current proprietary product offering, although not yet for commercial distribution, is the Shasta Genstrip blood glucose diagnostic test strip for at-home testing. Shasta Genstrip is a product conceived and designed by Shasta Technologies LLC, and fits into a diagnostic product niche and will sell into the world-wide self-test (home test) market of $22.5 billion. The company entered into its first five year agreement for the distribution of Shasta Genstrip in early 2010. Products like Genstrip require FDA approval but travel toward this approval through a well defined albeit slow and unresponsive regulatory process. The company believes that all regulatory hurdles have been addressed and satisfied, but as of August 1, 2012 Genstrip has not received final regulatory approval or disapproval from the FDA.

In March 2012, representatives of the company and Shasta Technologies LLC met face-to-face with the FDA to ask questions and respond to FDA comments and to present its case in an effort to complete the FDA review process. Subsequently Shasta Technologies LLC and the company have received and responded to a short series of follow up questions and comments by FDA.

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

Two years is a standard development to market timeline for in-vitro diagnostic products used in at-home testing environments. The clinical trials were completed for Shasta Genstrip in July 2010.  As a result of previous delays in completing its FDA approval application [510(k)] and then problems Shasta encountered in prosecuting its original application with FDA staff, the company changed its contractual responsibilities and obligations in June 2011 to include program management, regulatory process management, management of the manufacturing forecasting and distribution processes, and new products planning and development.

In June 2010 the company was approached by the largest retailer in the world for the distribution and sale of Genstrip at over 5,000 retail stores worldwide.  A contract with this retailer was negotiated in September 2010 and subsequently renegotiated and renewed in April 2011, and as soon as the retail contract was agreed to and as a means to conduct market research, the company began assessing pre-order interest for Shasta Genstrip. While continuing its growing part in the prosecution of the 510(k) application before the FDA, it became clear that initial market interest in Shasta Genstrip outstripped the initially available manufacturing capacity. Thus the company quickly ended its pre-order initiative. Management is confident that there is a very large market available for Shasta Genstrip, which on its first day of commercial availability, will be by far the company’s largest selling product.

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

We have received multiple inquiries from companies interested in perhaps collaborating with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. However, the market available for products similar to MD@Hand and MD@Work has changed since its introduction in 2009. The legal challenges to the ubiquitous Affordable Care Act, and the federal government’s inability to enact regulations have altered the landscape, again.  We remain in discussions with multiple concerns for the marketing of our MD@ products, and any agreement we may enter  will require us to provide contract software programming, providing a new source of revenue for the company.  In addition to any proposed partnerships, we continue to discuss alternative propositions with other interested companies ranging from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. There remains sustained interest in our MD@ products and technology. All of our discussions are with companies are much larger than Decision Diagnostics. We may or may not entertain additional proposed partnerships for our implementation of the cell phone centric technologies, which has been hindered, as has the overall market, by the slow implementation of regulations, protocols and data formats by the Federal government, as well as a change in previously announced Federal government monetary incentives.

In May 2010, we entered into agreement with Shasta Technologies, Inc. and Broadtree, Inc. This agreement granted our Pharma Tech Solutions, Inc. subsidiary the exclusive marketing rights to a new diagnostic product not yet on the market named Shasta Genstrip (“Genstrip”).  The Genstrip product was developed to compete against the market leader in the then $20 billion at home testing market. In April 2011, the company renegotiated its agreement changing its many roles and adding responsibility for regulatory approval guidance, manufacturing and forecasting, international sales and additional sales markets in the U.S.

We currently employ five full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain two full-time and seven part-time positions between our distribution centers located in Florida, Arizona, California and New Jersey.  The company is currently hiring pharmaceutical detail representatives and three medically trained college interns across the country and three additional interns to work out of its California office.. All of our positions existing, and newly listed, are for sales and marketing, distribution, product development and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.decisiondiagnostics.com.

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

Financing Requirements

At June 30, 2012, we had cash of $22,943 and working capital of $1,457,022.  We anticipate that we will require $56 million in trade debt financing to finance our expected first year sales of Shasta Genstrip. In March 2012 we renewed our agreement with Alpha Credit Resources  to obtain this debt financing. Currently we do not make use of the Alpha Credit Resources credit facility. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended June 30, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2012 compared to 2011.

For the Three Months Ended
June 30,
2012		2011

			3 Months	%Δ
Revenue	$2,320,030	$3,896,472	(1,576,442)	(40.46)
Cost of sales	1,781,149	3,042,116	(1,260,967)	(41.45)

Gross profit	538,881	854,356	(315,475)	(36.93)

Expenses:
General & administrative expenses	947,101	237,369	709,732	299.00
Consulting	82,346	56,466	25,880	45.83
Compensation expense	14,187	11,400	2,787	24.45
Professional fees	121,972	54,288	67,684	124.68
Total expenses	1,165,606	359,523	806,083	224.21

Net operating (loss)	(626,726)	494,833	(1,121,559)	(226.65)

Other income (expense):
Financing costs	-	(115,130)	115,130	100.00
Interest expense, net	(129,159)	(122,382)	(6,777)	5.54
Settlement expense	-	(170,000)	170,000	100.00
Total other income (expense)	(129,159)	(407,512)	278,353	68.31

Net (loss)	$(755,885)	$87,321	(843,206)	(965.64)

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 2nd quarter of 2012, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment cycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including bad debt, rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the 2nd quarter of 2012, general and administration expenses increased by $709,732 to $947,101 (2nd quarter 2011 - $237,369).  The increase was due primarily to bad debt expense of $1,126,136.  General and administration expenses normally account for approximately 2% of our total revenue and are not expected to increase significantly during the remainder of 2012 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Consulting expenses during the 2nd quarter 2012 increased by $25,880 to $82,346 (2nd quarter 2011 - $56,466). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2012, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The increase of $67,684 is comprised of an increase in legal fees.  During the 2nd quarter of 2012, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $6,777 to $129,159 (2nd quarter 2011 - $122,382).

For the three-month periods ended June 30, 2012 and 2011, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2012, settlement losses were $-0- as compared to settlement losses of $170,000 in 2011. We may incur further gains or losses on debt settlement or other settlement cost during 2012.

Net Income (Loss)

We recorded a net loss for the 2nd quarter of 2012 of $755,885 compared to a net income for the 2nd quarter of 2011 of $87,321, representing a total change of $843,206.

Results of Operations for the six months ended June 30, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2012 compared to 2011.

For the Six Months Ended
June 30,
2012		2011

			6 Months	%Δ
Revenue	$4,826,410	$7,019,513	(2,193,103)	(31.24)
Cost of sales	3,814,887	5,861,833	(2,046,946)	(34.92)

Gross profit	1,011,523	1,157,680	(146,157)	(12.62)

Expenses:
General & administrative expenses	1,269,351	514,547	754,804	146.69
Consulting	189,902	103,760	86,142	83.02
Compensation expense	25,522	22,800	2,722	11.94
Professional fees	154,485	94,573	59,912	63.35
Total expenses	(1,639,260)	735,680	903,580	122.82

Net operating (loss)	(627,737)	422,000	(1,049,737)	(248.75)

Other income (expense):
Financing costs	(36)	(313,133)	313,097	(99.99)
Interest expense, net	(215,956)	(234,177)	18,221	7,78
Gain on debt settlement	-	41,850	(41,850)	(100.00)
Settlement expense	(17,500)	(170,000)	(152,500)	(89.71)
Total other income (expense)	(233,492)	(675,460)	(441,968)	(65.43)

Net (loss)	$(861,229)	$(253,460)	(607,769)	(239.79)

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 2nd quarter of 2012, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment cycles from insurers, market disturbance caused by Medicare’s competitive bidding initiatives, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including bad debt, rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the six months ended June 30, 2012, general and administration expenses increased by $754,804 to $1,269,351 (2011 - $514,547).  The increase was due primarily to bad debt expense of $1,126,136.  General and administration expenses normally account for approximately 2% of our total revenue and are not expected to increase significantly during the remainder of 2012 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Consulting expenses during the six months ended June 30, 2012 increased by $86,142 to $189,902 (2011 - $103,760). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2012, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The increase of $59,912 is comprised of an increase in legal fees.  During the 2nd quarter of 2012, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense decreased by $18,221 to $215,956 (2011 - $234,177).

For the six-month periods ended June 30, 2012 and 2011, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2012, settlement losses were $17,500 as compared to settlement losses of $170,000 in 2011. We may incur further gains or losses on debt settlement or other settlement cost during 2012.

Net Income (Loss)

We recorded a net loss for the six months ended June 30, 2012 of $861,229 compared to a net loss for the six months ended June 30, 2011 of $253,460, representing a total change of $607,769.

Liquidity and Capital Resources

A critical component of our operating plan affecting our continued existence is the ability to obtain favorable capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until we can increase our existing market share and improve operating margins, which may take several years. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at June 30, 2012 compared to December 31, 2011.

	JUNE 30,	DECEMBER 31,	INCREASE (DECREASE)
	2012	2011	$	%

Current assets	$4,558,386	$4,537,949	$20,437	(0.45%)
Current liabilities	3,101,364	2,532,217	(569,147)	22.48%

Working capital	$1,457,022	$2,005,732	$(548,710)	(27.36%)

Cash to Operating Activities

During the six months, ended June 30, 2012, operating activities used cash of $85,862 compared to using cash of $92,851 in 2011. Our loss for 2012 was $861,229 and included bad debt write-downs of $1,126,136 (2011 - $351,201); and consulting expenses settled with equity $170,000 (2011 - $77,400). Our accounts receivables have decreased by $1,139,251 (2011 – $2,076,030) due to a slowdown in our revenue cycle. Prepaid expenses increased by $752 (2011 – $1,297,568) due to capitalization in 2011 of prepaid legal fees. Accounts payable and accrued liabilities have increased by $434,583 (2011 –$560,885) due to a slowdown in our revenue cycle.  Our contingent liabilities increased $72,500 (2011 – $0.00) due to the uncertainty of our involvement in legal matters.

Cash from Investing Activities

During the six months ended June 30, 2012, investing activities used cash of $28,000 (2011 - $2,459).

Cash from Financing Activities

During the six months ended June 30, 2012, financing activities provided cash of $121,936 (2011 – 111,744). Proceeds of $-0- (2011 - $41,785) were received from the issuance of common stock through exercise of options. Net interest of $121,936 (2011 – 75,691) was accrued from our line of credit.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving clinical and financial medical data through our proprietary medical information technology devices and networks. In addition, the Shasta Genstrip product requires initial regulatory approval by the USFDA as well as on-going USFDA approvals during the product life cycle. Further, Shasta Genstrip required medical patient trials and will compete directly with a major platform manufacturer.

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value. We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. In at least one instance a claimant has filed claims in two jurisdictions involving the same transaction. The company maintains substantial insurance coverage that may provide protection against claims that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle. In addition, the company accrues contingencies for claims, legal fees and product liability fees. As of June 30, 2012, our accrual was $278,000.

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

On September 9, 2011 Lifescan Scotland, Ltd. brought suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc. et al in the United States District Court, Northern District of California, San Jose Division, Case # CV11-04494-MEJ, alleging patent infringement, seeking injunctive relief and damages as a result of an alleged infringement on Patents 5,708,247 and 6,241,862. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions have answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta Technologies LLC. The companies also carry insurance and have demanded a defense from its own carriers. Since the suit remains in its early stages it is too soon to determine the course of the litigation. Management intends to continue to vigorously defend this lawsuit, which it believes is without merit. The company intends to file its own counter-claims.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

During the six months ended June 30, 2012, we issued 575,000 shares of our restricted common stock as consulting fees for services performed for the Company valued at $170,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the six months ended June 30, 2012, we issued 238 shares of our restricted common stock to Alpha Credit Resources as financing fees valued at $36 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

DECISION DIAGNOSTICS CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: August 16, 2012