Form 10-Q
period 2012-09-30
DECISION DIAGNOSTICS CORP
filed 2012-11-19
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September  30, 2012

      . Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

_____ to _____

Commission File Number:  000-29315

DECISION DIAGNOSTICS CORP.

(Exact name of registrant as specified in its charter)

Nevada	91-2105842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2660 Townsgate Road, Suite 300, Westlake Village California	91361
(Address of Principal Executive Offices)	(Zip Code)

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of October 31, 2012 there were 11,477,726 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash	$7,590	$14,869
Accounts receivable, net	3,109,124	3,256,504
Prepaid expenses	1,250,104	1,266,576
Total current assets	4,366,818	4,537,949
Other assets:
Intellectual property	106,760	69,535
Total other assets	106,760	69,535

Total assets	$4,473,578	$4,607,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$773,644	$222,659
Accrued interest	132,638	134,712
Line of credit	2,288,376	1,992,168
Notes payable and short term debt (Note 5)	162,678	182,678
Total current liabilities	3,357,336	2,532,217

Contingencies	171,069	205,500

Stockholders' equity:
Preferred stock, $0.001 par value, 2,247,500 shares authorized, 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Preferred series "B" stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1	1
Preferred series "C" stock, $0.001 par value, 1,000,000 shares authorized, 1,250 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1	1
Preferred series "D" stock, $0.001 par value, 500 shares authorized, and no shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Preferred series "E" stock, $0.001 par value, 1,750,000 shares authorized, 1,199,000 and 1,095,300 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,187	1,095
Common stock, $0.001 par value, 494,950,000 shares authorized, 11,477,726 and 9,307,934 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	11,477	9,308
Subscription receivable	-	(68,315)
Additional paid-in capital	22,354,944	22,061,746
Accumulated (deficit)	(21,422,437)	(20,134,069)
Total stockholders' equity	945,173	1,869,767
Total liabilities and stockholders' equity	$4,.473,578	$4,607,484

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011

Revenue	$1,223,060	$3,585,006
Cost of sales	747,550	2,617,756

Gross profit	475,511	967,250

Expenses:
General and administrative	553,597	1,111,276
Consulting services	34,905	12,928
Compensation expense	7,886	6,228
Professional fees	88,876	34,375

Total Expenses	685,264	1,164,807

Net loss from operations	(209,753)	(197,557)

Other Expenses:
Financing costs	(5,000)	(109,040)
Interest expense	(178,443)	(127,755)
Settlement (loss)	(51,942)	(7,500)

Total Other Expenses	(235,385)	(244,295)

Net loss	$(445,138)	$(441,852)

Net loss per share – basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding – basic and diluted	10,919,897	8,424,156

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011

Revenue	$6,049,471	$10,604,519
Cost of sales	4,561,938	8,500,912

Gross profit	1,487,533	2,103,607

Expenses:
General and administrative	1,822,949	1,616,042
Consulting services	224,807	116,688
Compensation expense	33,408	39,688
Professional fees	243,361	126,899

Total Expenses	2,324,525	1,899,317

Net income (loss) from operations	(836,992)	204,290

Other Expenses:
Financing costs	(5,036)	(422,173)
Interest expense	(394,399)	(367,598)
Settlement (loss)	(51,942)	(135,650)

Total Other Expenses	(451,377)	(925,421)

Net loss	$(1,288,369)	$(721,131)

Net loss per share – basic and diluted	$(0.12)	$(0.09)

Weighted average shares outstanding – basic and diluted	10,332,779	8,080,645

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,288,368)	$(721,131)
Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for financing	36	242,175
Shares issued for interest expense	80,483	-
Bad debt expense	1,669,451	1,241,043
Shares issued for consulting fees	197,440	77,400
Loss on debt settlement	-	(41,849)
Changes in operating assets and liabilities
Accounts receivable	(1,453,756)	(3,217,737)
Prepaid and other assets	16,472	1,293,582
Accounts payable and accrued liabilities	368,554	549,739
Accrued interest	294,134	18,391
Contingencies	148,000	-

Net cash (used in) operating activities	32,446	(558,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property	(37,225)	(5,490)

Net cash (used) in investing activities	(37,225)	(5,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	-	313,327
(Payments) on notes payable	(2,500)	(4,475)
Proceeds from options exercised for cash	-	41,786

Net cash provided by financing activities	(2,500)	350,638

Net (decrease) in cash	(7,279)	(213,239)
Cash, beginning of period	14,869	220,390
Cash, end of period	$7,590	$7,151

Supplemental cash flow information:
Cash paid for interest	$-	$343,336
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$197,440	$77,400
Shares issued for financing	$36	$242,175
Shares issued for accrued interest	$80,483	$-

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

Recent Accounting Pronouncements

Management has analyzed all pronouncements issued during the nine months ended September 30, 2012 by the FASB or other authoritative accounting standards groups with future effective dates, and have determined that they are not applicable or are not expected to be significant to the financial statements of the Company.

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

NOTE 3 - LINE OF CREDIT

During the nine months ended September 30, 2012, we authorized the release of an additional 124,700 shares of preferred series “E” stock valued at $80,483 for accrued interest due to Alpha Credit Resources as of March 1, 2012.  In addition, as a condition of authorizing the excess advance, Alpha Credit Resources required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel as escrow agent for this transaction. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 7,143 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 7,142,858 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of September 30, 2012, the balance owed was $2,288,376.

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011

Line of credit with interest being paid in shares equal to 5% of each advance, and an additional 2% accruing monthly on the unpaid principal balance	$2,288,376	$1,992,168

We have recorded interest and financing expense of $376,691 and $348,898 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following as of September 30 and December 31:

		SEPTEMBER 30,	DECEMBER 31,
		2012	2011

(a)	Convertible promissory note, bearing interest at a 15% per annum, matured on October 31, 2007, currently in default.	$125,000	$145,000
(b)	Promissory note, bearing interest at 9% per annum, maturing June 30, 2012.	37,678	37,678

Total notes payable		$162,678	$182,678

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a group of investor’s future promises to offer convertible promissory notes to private investors. The former CEO, who had been removed by the Board as CEO at the time of this determination, broke long standing and memorialized Board approved company policy, did not receive the necessary officer approvals called for under this memorialized policy, did not receive Board approval for his actions, and never provided proof of any consideration received by the company. On August 14, 2006 the former CEO was terminated.  The principal sum of these promissory notes was $170,000. According to the terms provided to the company, who some six years later has yet to receive an executed document or note, each note holder was due their principal balance and accrued interest at an annual rate of 15% maturing in one year from the date of issuance. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement for the payment of principal of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. During the month of May 2012 the company entered into an additional settlement agreement requiring a one-time payment of $5,000 cash and the issuance of 53,354 shares, for a total sum of $22,500. The unpaid principle together with accrued interest on the settlement amount at the date of settlement totaled $38,873. As of September 30, 2012, the Company recorded a gain on debt settlement in the amount of $16,373. The remaining principal balance was $125,000 with accrued interest of $128,252.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. On March 4, 2011, we re-negotiated this note whereby the principal balance and accrued interest were reduced by $35,335 and $6,541, respectively. In addition, the maturity was extended an additional twelve months to March 2012. As a result of the amendments to the note, we recognized a gain on the settlement of debt in the amount of $41,849. Pursuant to the amended terms of the note, we are required to make monthly principal and interest payments of $1,900. As of September 30, 2012, the principal balance totaled $35,335 and accrued interest was $4,386.

We have recorded interest in connection with our notes totaling $16,800 and $18,700 for the nine months ended September 30, 2012 and 2011, respectively.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$153,654	$-	$153,654
Line of credit	-	2,243,505	-	2,243,505
Total	$-	$2,397,159	$-	$2,397,159

NOTE 6 – STOCKHOLDER’S EQUITY

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

Series “C” convertible preferred stock

We have designated 10,000 shares of our $0.001 preferred stock as 2011 Series “C”. Each share of 2011 Series C Preferred stock is valued at $10,000. Holders of series “C”: convertible stock shall not have the right to vote on matters that come before the shareholders. 2011 Series “C” convertible preferred stock may be converted after 36 months, but not before, the number of shares into which one share of 2011 Series “C” Preferred Stock shall be convertible on a pro-rata basis into common stock shares, each share of common stock valued at $.50. 2011 Series “C” convertible stock shall rank junior to all other classes of Preferred stock in the event of liquidation. Holders of 2011 Series “C” convertible stock shall not be entitled to a mandatory monthly dividend.

Series “D” convertible preferred stock

We have designated 500 shares of our $0.001 preferred stock as 2012 Series “D”.  Holders of series “D”: convertible stock shall not have the right to vote on matters that come before the shareholders. 2012 Series “D” convertible preferred stock may be converted immediately upon distribution.  The number of shares into which one share of 2012 Series “D” Preferred Stock shall be convertible into common stock shares is 1 for 120,000 shares of $0.001 par value common stock.  2012 Series “D” convertible stock shall rank junior to all other classes of Preferred stock in the event of liquidation.  Holders of 2012 Series “D” convertible stock shall not be entitled to a mandatory monthly dividend.

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

Preferred E Issuances

During the nine-month period ended September 30, 2012, we authorized the release of 124,700 shares of our preferred Series “E’ stock to Alpha Credit Resources for accrued interest totaling $80,483.

During the nine-month period ended September 30, 2012, Alpha Credit Resources elected to convert 21,000 shares of their preferred series “E” into 294,000 shares of common stock.

Common Issuances

On January 16, 2012, we issued 53,354 shares of our common stock to an individual pursuant to a settlement agreement for in the amount of $17,500.

During the nine months ended September 30, 2012, we issued 1,650,000 shares of our common stock to entities as consulting fees earned during the nine months ended September 30, 2012. The fair value of the shares totaled $197,440, and has been recorded as a consulting expense.

During the nine months ended September 30, 2012 we authorized the issuance of 238 shares of common stock to Alpha Credit Resources as financing fees in connection with our line of credit. The fair value of the shares was $36, and was recorded as financing costs.

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

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2011	14,286	$0.80
Options granted	-	-
Options cancelled	-	-
Options exercised	-	-
Balance, September 30, 2012	14,286	$0.80

NOTE 8 – WARRANTS

The following is a summary of activity of outstanding warrants as of September 30, 2012:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2011	17,857	$0.49
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, September 30, 2012	17,857	$0.49

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

Rent expense totaled $80,910 and $81,828 for the nine months ended September 30, 2012 and 2011, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of September 30, 2012, our accrual was $171,069.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Decision Diagnostics Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor. The U.S. FDA, in a manner similar to prescription drugs, regulates diagnostic test kits and at-home patient testing products similarly to the regulation of prescription medicine. The company has, since 2005, contracted with independent pharmacies for use of their prescription drug distribution licenses. However, the products we currently distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our business model works well in this regulated environment.

Our subsidiaries, Pharma Tech Solutions, Inc. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also continued to ready the company, subject only to receipt of an expected FDA 510(k) approval, to introduce a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose.  The worldwide market for at-home blood glucose testing is an estimated $22.5 billion. Shasta Genstrip will compete directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In anticipation of the introduction of Genstrip, which is  in the final stages of FDA approval, and currently completing that approval process, we have evaluated our brand-name distribution model, a model that provides streams of revenue but extremely low profit margins, and over the course of the last 15 months has phased out sales of those brand name products that have been a backbone of our current distribution business but provide low profit margins, if any at all, and will, in the future,  compete directly with our Shasta Genstrip. Phasing out these products lowered our order intake by approximately $8,450,000 in FY2011 and $7,400,000 through the period ending June 30, 2012.

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

On November 1, 2011 we completed the acquisition of Diagnostic Newco LLC from its owner Kimberly Binder.  Diagnostic Newco LLC is a design company that specializes in product packaging design, medical products advertising design and graphic art.  Ms. Binder has joined the staff of the company’s Pharma Tech Solutions, Inc. subsidiary and has worked closely with the contract manufacturer for Genstrip, making subtle changes to packaging design among other responsibilities.  She will also be responsible for the package design for new diagnostic products the company is currently working on.   We also intend to acquire additional private companies, focusing on small engineering companies that have developed technology requiring either regulatory approval, distribution or both. In December 2011 we made another small acquisition, to acquire the services of  Mr. Patrick DiParini. We are moving quickly to achieve our goal of becoming a vertically integrated, full service value added provider of products and services to an ever-growing market. The at-home diabetes testing market continues to grow as diabetics continue to be diagnosed.  The market for diabetes testing products is expected to grow from a current $22.5+ billion worldwide base in 2010 to over $32 billion in 2017.

The company’s current proprietary product offering, although not yet approved by the FDA for commercial distribution, is the Shasta Genstrip blood glucose diagnostic test strip for at-home testing. Shasta Genstrip is a product conceived and designed by Shasta Technologies LLC, and fits into a diagnostic product niche and will sell into the world-wide self-test (home test) market that is expected to grow to $32 billion worldwide by 2017. The company has been involved with Genstrip since early 2010. Products like Genstrip require FDA approval but travel toward this approval through a well defined albeit slow and unresponsive regulatory process. The company believes that all regulatory hurdles have been addressed and satisfied, but as of this writing, Genstrip has not received final regulatory approval or disapproval from the FDA. In March 2012 and then again in September 2012, representatives of the company  met face-to-face with the FDA, the September 2012 meeting at FDA’s request, in an effort to iron out remaining FDA questions, and in the case of the September 2012 meeting, to address two final issues, both concerns related to certain post-approval manufacturing processes.  Subsequent to each of these meetings with FDA the company has received and responded to a  series of follow up questions and comments by FDA. In September 2012 these FDA comments and questions were changed to a semi-informal process indicating to the company the approaching end of the approval process.  In early November 2012 the company received an informal communication from FDA staff asking for clarification of two issues remaining from the September 2012 face to face meeting. The company responded to these requests. Within the body of the communication received from FDA staff the company was informed that we [FDA] was close to reaching resolution on this issue.

 The company maintains a practice where comments and questions are responded to as quickly as practical. Since Genstrip is a unique offering, employing a razor blade only model (diagnostic test strip) into a razor (diagnostic meter)-razor blade (diagnostic test strip) market, the Genstrip 510(k) application has presented some unusual challenges for the FDA and an educational challenge/opportunity for the company. Since the company plans additional similar products in the future for other diagnostic platforms, the Genstrip experience, however slow and unresponsive, has provided lessons and experience.

Two years (and growing) is a standard development to market timeline for in-vitro diagnostic products similar to Genstrip. As a result of previous delays by Shasta Technologies in completing its FDA approval application [510(k)] and then problems Shasta encountered in prosecuting its original application with FDA staff, the company changed its contractual responsibilities and obligations in June 2011 to include program management, regulatory process management, management of the manufacturing forecasting and distribution processes, and new products planning and development.  As of October 31, 2012 the company has narrowed the issues with FDA to two issues, the publication of two post-manufacturing protocols.  All other issues have been resolved.

In June 2010 the company was approached by the largest retailer in the world for the distribution and sale of Genstrip at over 5,000 retail stores worldwide.  A contract with this retailer was negotiated in September 2010 and subsequently renegotiated and renewed in April 2011, and as soon as the retail contract was agreed to and as a means to conduct market research, the company began seeking pre-conditioned letters of intent (pre-orders) for Genstrip, while continuing the prosecution of the 510(k) application before the FDA.  During this process it became clear that initial market interest in Genstrip outstripped the initially available manufacturing capacity. Thus the company quickly ended its pre-order initiative. Management is confident that there is a very large market available for Genstrip.  Currently that market is dominated by four large pharmaceutical manufacturers who provide very similar and equally focused products, selling at essentially equal prices. Genstrip’s introduction should not only allow the company to achieve market share but because of the business model to be employed by Genstrip is different than those models employed by the major market players, the company may be able to change the market, lowering average price or allowing for increased testing by diabetics for a lesser price, thereby affecting all market segments.

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

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices. In September 2011, the USPTO published our patent application.  In April 2011 the patent reached the prosecution stage with the USPTO.  We expect approval in a matter of a few months.  Given that our patent application lists a substantial number of claims, and that the company’s technologies are truly unique, we felt it prudent to engage counsel to prosecute any of these claims against persons and entities that may have or will in the future breach our patent. The company has created an asset pool for the purpose of prosecuting any claims that may arise as a result of our patent approval. Claims prosecution is standard fare for high technology companies.

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

Our business objectives include:

1.

The practice of specializing in the distribution of Shasta Genstrip and several brand-name medical diagnostic and medical disposable products associated with the on-going care of diabetes-inflicted patients and upon receipt of the pre-market letter from the U.S. FDA, the world-wide distribution of our new proprietary diagnostic product Shasta Genstrip.

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

Financing Requirements

At September 30, 2012, we had cash of $7,590 and working capital of $892,215.  We anticipate that we will require $56 million in trade debt financing to finance our expected first year sales of Genstrip. In March 2012 we renewed our agreement with Alpha Credit Resources  to obtain this debt financing. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended September 30, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2012 compared to 2011.

For the Three Months Ended
September 30,
2012		2011

			3 Months	%Δ
Revenue	$1,223,060	$3,585,006	(2,361,946)	(65.88)
Cost of sales	747,550	2,617,756	(1,870,206)	(71.44)

Gross profit	475,511	967,250	(491,739)	(50.84)

Expenses:
General & administrative expenses	553,597	1,111,276	(557,679)	(50.18)
Consulting	34,905	12,928	21,977	170.00
Compensation expense	7,886	6,228	1,658	26.62
Professional fees	88,876	34,375	54,501	158.55
Total expenses	685,264	1,164,807	(479,543)	41.17

Net operating (loss)	(209,753)	(197,557)	(12,196)	6.17

Other income (expense):
Financing costs	(5,000)	(109,040)	104,040	(95.41)
Interest expense, net	(178,443)	(127,755)	(50,688)	39.68
Settlement expense	(51,942)	(7,500)	(44,442)	592.56
Total other income (expense)	(235,385)	(244,295)	8,910	(3.65)

Net (loss)	$(445,138)	$(441,852)	(3,286)	(0.74)

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 3rd quarter of 2012, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment cycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including bad debt, rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the 3rd quarter of 2012, general and administration expenses decreased by $557,679 to $553,597 (3rd quarter 2011 - $1,111,276).  The decrease was due primarily to bad debt expense recorded in the 3rd quarter 2011.  General and administration expenses normally account for approximately 2% of our total revenue and are not expected to increase significantly during the remainder of 2012 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Consulting expenses during the 3rd quarter 2012 increased by $21,977to $34,905 (3rd quarter 2011 - $12,928). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2012, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The increase of $54,501 is the result of an increase in our contingency for legal fees.  During the 3rd quarter of 2011, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $50,688 to $178,443 (3rd quarter 2011 - $127,755).

For the three-month periods ended September 30, 2012 and 2011, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2012, settlement losses were $51,942 as compared to settlement losses of $7,500 in 2011. We may incur further gains or losses on debt settlement or other settlement cost during 2012.

Net Income (Loss)

We recorded a net loss for the 3rd quarter of 2012 of $445,138 compared $441,852 for the 3rd quarter of 2011, representing a change of $3,286.

Results of Operations for the nine months ended September 30, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2012 compared to 2011.

For the Nine Months Ended
September 30,
2012		2011

			9 Months	%Δ
Revenue	$6,049,471	$10,604,519	(4,555,048)	(42,95)
Cost of sales	4,561,938	8,500,912	(3,938,974)	(46.34)

Gross profit	1,487,533	2,103,607	(616,074)	(50.84)

Expenses:
General & administrative expenses	1,822,949	1,616,042	206,907	12.80
Consulting	224,807	116,688	108,119	92.66
Compensation expense	33,408	39,688	(6,280)	(15.82)
Professional fees	243,361	126,899	116,462	91.78
Total expenses	2,324,525	1,899,317	425,208	22.39

Net operating (loss)	(836,992)	204,290	(1,041,282)	(509.71)

Other income (expense):
Financing costs	(5,036)	(422,173)	417,137	(98.81)
Interest expense, net	(394,399)	(367,598)	(26,801)	7.29
Settlement expense	(51,942)	(135,650)	83,709	(61.71)
Total other income (expense)	(451,377)	(925,421)	(474,045)	(51.22)

Net (loss)	$(1,288,369)	$(721,131)	(567,237)	(78.66)

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 3rd quarter of 2012, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment cycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including bad debt, rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the nine months ended September 30, 2012, general and administration expenses increased by $206,907 to $1,822,949 (2011 - $1,616,042).  The increase was due primarily to bad debt expense.  General and administration expenses normally account for approximately 2% of our total revenue and are not expected to increase significantly during the remainder of 2012 in relation to revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Consulting expenses during the nine months ended September 30, 2012 increased by $108,119 to $224,807 (2011 - $116,688). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2012, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company.

Professional fees include accounting services, legal fees and regulatory reporting compliance. The increase of $116,462 is primarily attributable to an increase in contingent legal fees.  During the nine months ended September 30, 2012, we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $26,801 to $394,399 (2011 - $367,598).

For the nine-month periods ended September 30, 2012 and 2011, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2012, settlement losses were $51,942 as compared to settlement losses of $135,650 in 2011. We may incur further gains or losses on debt settlement or other settlement cost during 2012.

Net Income (Loss)

We recorded a net loss for the nine months ended September 30, 2012 of $1,288,369 compared to a net loss for the nine months ended September 30, 2011 of $721,131, representing a total change of $567,238.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2012 compared to December 31, 2011.

	SEPTEMBER 30,	DECEMBER 31,	INCREASE (DECREASE)
	2012	2011	$	%

Current assets	$4,366,818	$4,537,949	$(171,131)	(3.77%)
Current liabilities	3,357,336	2,532,217	825,119	32.58%

Working capital	$1,009,482	$2,005,732	$(996,250)	(49.67%)

Cash to Operating Activities

During the nine months, ended September 30, 2012, operating activities provided cash of $32,466 compared to using cash of $558,387 in 2011. Our loss for 2012 was $1,288,368, and included bad debt write-downs of $1,669,451 (2011 - $1,241,043); and consulting expenses settled with equity $197,440 (2011 - $77,400). Our accounts receivables have increased by $1,453,756 (2011 – $3,217,737) due to a slowdown in our revenue cycle. Prepaid expenses decreased by $16,472 (2011 – $1,293,582) due to the expiration of prepaid insurance in 2012. Accounts payable and accrued liabilities have increased by $368,554 (2011 –$524,739) due to a slowdown in our revenue cycle.  Our contingent liabilities increased $148,000 (2011 – $0.00) due to the uncertainty of our involvement in legal matters.

Cash from Investing Activities

During the nine months ended September 30, 2012, investing activities used cash of $37,225 (2011 - $5,490).

Cash from Financing Activities

During the nine months ended September 30, 2012, financing activities used cash of $2,500 (2011 – 350,638).  Cash was used for payments on notes payable of $2,500 (2011 - $4,475).

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

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of September 30 30, 2012, our accrual was $171,069.

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

On September 9, 2011 Lifescan Scotland, Ltd. brought suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc. et al in the United States District Court, Northern District of California, San Jose Division, Case # CV11-04494-MEJ, alleging patent infringement, seeking injunctive relief and damages as a result of an alleged infringement on Patents 5,708,247 and 6,241,862. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions have answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta Technologies LLC, and Shasta's intellectual property insurer is providing a defense for Decision Diagnostics Corp. (formerly known as InstaCare Corp.)  and Pharma Tech Solutions, Inc.  The companies also carry insurance and have demanded a defense from its own carriers. Since the suit remains in its early stages, despite the passage of over a year in time, it is yet too soon to determine the course of the litigation.  Management intends to continue to vigorously defend this lawsuit, which it believes is without merit.  The company intends to file its own counter-claims in December 2012 and has moved the federal court to allow amendment for such an amendment.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

During the nine months ended September 30, 2012, we issued 1,650,000 shares of our restricted common stock as consulting fees for services performed for the Company valued at $197,440. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the nine months ended September 30, 2012, we issued 238 shares of our restricted common stock to Alpha Credit Resources as financing fees valued at $36 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

DECISION DIAGNOSTICS CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: November 19, 2012