Form 10-K
period 2012-12-31
DECISION DIAGNOSTICS CORP
filed 2013-04-16
CIK 1144225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

. Yes      . No  X .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter. $2,029,995 based on a share value of $0.18

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The company had, as of February14, 2013, 14,406,351 shares of common stock, $0.001 par value, issued and outstanding.

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at . You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Decision Diagnostics Corp, 2660 Townsgate Road, Suite 300, Westlake Village, California 91361.

PART I

ITEM 1. BUSINESS.

Overview

Decision Diagnostics Corp. (formerly instaCare Corp) is a nationwide prescription and non-prescription diagnostics and home testing products distributor. Diagnostic test kits and at-home patient testing products are regulated by the U.S. FDA in a manner similar to prescription drugs but the products we distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our subsidiaries, Pharma Tech Solutions, Inc., Pharmtech Direct Corp. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. Throughout 2012 we began the process of gearing up to introduce to several market channels, a proprietary diagnostic product, the Shasta Genstrip (“Genstrip”) k103542 on November 30, 2012, for at-home testing of blood glucose, an estimated $22.5 billion worldwide market. Shasta Genstrip is the first alternative glucose testing strip that has been launched in this decade and is the first sold into the market since early 2008.  Genstrip competes with a decade old but ubiquitous predicate product currently used daily by over 3 million diabetes afflicted Americans, and an estimated 2 million diabetes afflicted people outside of the United States.  However, the two largest markets for Genstrip are retail markets where uninsured and under-insured Americans shop for value and discount and in direct to patient markets which have changed dramatically in the past six months due to the federal cost cutting brought about by the 2013 “Sequester” and upcoming cost cuts on July 1, 2013, brought on by the Affordable Care Act, which has added a component of competitive bidding.  Federal reimbursement for direct to patient providers will be lowered by 66% on July 1, 2013, making Genstrip an economical and needed solution for those estimated 2.8 million diabetics that have used the predicate product in the past but can no longer afford it.

Typically, and except for our own Shasta Genstrip, which is an alternative product, we have distributed name brand diagnostic products. Over the past 8 years, the company directs its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. On December 1, 2012 we changed our business model whereby we now direct our marketing and distribution efforts to users anf former users of the competitive but ubiquitous predicate product.

The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. Decision Diagnostics has spent the last 9 years building this business. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies. In November and December 2011 we acquired two private concerns, both acquisitions intended to assist our launch of Shasta Genstrip, and to ease the patient service commitment that Shasta Genstrip now require.

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

We have received multiple inquiries from companies interested in perhaps partnering with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. However, these inquiries have tapered off due to the changes that the Medicare competitive bidding cost cutting will bring to the overall healthcare market. Those interested companies range from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. We continue to discuss various partnerships and ventures with these companies, but with the federal Medicare, Medicaid and the new Affordable Care Act programs in a state of flux, the federal government has been slow to release the necessary communication protocols that will make products like our MD@Hand and MD@Work have great value. All of these proposed ventures are with companies that are much larger than Decision Diagnostics, but who themselves are under stress. We may or may not entertain additional proposed partnerships in the future.  We may also find that our Shasta Genstrip distribution efforts might make selling our proprietary IT products a viable alternative to the proposed ventures.

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

As a part our efforts to transition the company toward a full service and vertically integrated provider of at-home diagnostics, on November 1, 2011, as a condition of the merger of Diagnostics Newco, LLC, from its sole owner, the company completed a name change action through the office of Nevada Secretary of State (NVSOS).  The surviving entity is known as Decision Diagnostics Corp.  This action through the office of the NVSOS was effective as of November 25, 2011.

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

In May 2010 the company entered into an agreement to distribute, on an exclusive basis, a then new diagnostic product in the developmental stage manufactured by Shasta Technologies, LLC (“Shasta”).  This diagnostic product was specifically designed to compete in the $22.5 billion diabetes testing market and was called Genstrip.  Due to delays in the processes that would otherwise have brought this diagnostic product to market, in January 2011, management began negotiations with Shasta to secure a perpetual and exclusive license to the diagnostic product known as Shasta Genstrip, as well as other rights, including management of many of the on-going tasks, including manufacturing forecasts, customer service and the 510(k) regulatory process..

On March 31, 2011 the company came to agreement with Shasta and as a result of this new agreement, memorialized on April 8, 2011 and then again on June 24, 2011, the company now has complete control over the regulatory process, manufacturing forecast process, customer support, and worldwide distribution. The market for at-home diagnostic testing, primarily blood glucose testing by diabetics and suspected diabetics, is estimated to be $22.5 billion worldwide.  The company anticipates achieving significant market share and if successful would become the fifth largest product distribution company in a market where there are over one hundred different product platforms sold, but where four companies control over 83% of the total sales.

The company’s business on a day-to-day basis includes the distribution of prescription and non-prescription diagnostics, at-home testing, post-surgical products, and distribution of Shasta Genstrip.  In late September 2012 the company, along with representative of the Genstrip contract manufacturer met with the U.S. FDA to iron out any unresolved issues regarding Shasta’s 510(k) application.  The company received a clearance on the Genstrip 510k on November 30, 2012.

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

Our business objectives include:

1.

The practice of specializing in the distribution of brand-name medical diagnostic and medical disposable products associated with the on-going care of diabetes-inflicted patients and our new proprietary diagnostic product Shasta Genstrip.

2.

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

Prescription and Non-prescription Diagnostics Distribution

Our medical distribution business has allowed us to specialize in the distribution of medical diagnostic and medical disposable products associated with the on-going care of diabetes inflicted patients. This decision was made because the treatment and care of diabetes patients is an on-going lifetime process. Included in our current business plan is the distribution of wound care, ostomy and post-surgical products to diabetes-inflicted patients and other parallel markets. We have also entered into a broad-based agreement with Shasta Technologies, LLC where we will have exclusive rights to the Shasta Genstrip diagnostic product and where we anticipate achieving significant market share in the $22.5 billion annually at-home testing market for chronically afflicted patients, most commonly diabetics. A 1% market share in this market equates to $225 million in annual revenues.

Specializing in rapid delivery of prescription and non-prescription diagnostic products, we are in the final stages of augmenting our distribution business by creating a nationwide network. Through a proprietary use of the Internet, we have completed a pharma distribution management system that allows our mail order pharmacy to begin the servicing of the 30+ million Americans who are either uninsured or underinsured. Since 2005 one of our target markets has been the same patient base targeted by the national healthcare reform legislation signed into law.  In that regard, we have a head start and expect to reap rewards in the months ahead. The lower cost of Genstrip makes for a good match for the company in the new competitive bidding and forced cost cutting landscape.

Our medical distribution efforts are directed towards practitioners who treat long-term care patients, the uninsured and underinsured. This concept already has enlisted organizations that manage or finance the indigent practices of more than 2,500 doctors. We have established our fulfillment centers to service these uninsured and underinsured patients in Phoenix, Arizona, and most recently, Houston, Texas. We have also secured, through a strategic partnership the use of a retail prescription license to transact prescription fulfillment in Arizona. We have also partnered with eight pharmacies, piggybacking our business model onto their licenses for the distribution of medical and pharmaceutical products.

By using wireless technology to link our centrally located prescription and non-prescription diagnostics distribution centers are positioned to bring economic and administrative efficiencies to the projected $8 billion marketplace for delivering prescriptions to the uninsured and underinsured.

The at home testing and direct to patient diagnostics markets include millions of existing patients – that are often subsidized or funded by government benefits.  Yet, for all of these subsidies many cannot afford the deductable costs of at-home testing products. For us, this is a developing enterprise moving forward to take advantage of the tremendous opportunity created by the national healthcare reform signed into law, but even more importantly, the changes created by the forced cost cutting.

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

Personnel

We currently employ five full-time employees in California and Arizona and five sales and service representatives. No full-time employees are covered by labor agreements or employment contracts.

IT Patents, Proprietary Rights and Licenses

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13,034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices. In September 2011, the USPTO published our patent application. We expect approval in 2013.  Given that our patent application lists a substantial number of claims, the company felt it prudent to engage counsel to prosecute any of these claims against persons and entities that have breached our patent. The company has created an asset pool for the purpose of prosecuting any claims that may arise as a result of our patent approval. Claims prosecution is standard fare for high technology companies.

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

Healthcare, especially those segments where the company competes, is a very litigious. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues.  In addition, the company accrues contingent legal fees and product liability fees. The accrual totaled $170,069 and $205,500 for the years ended December 31, 2012 and 2011, respectively.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

Matters concerning Lifescan Scotland, LLC , Lifescan, Inc. and Johnson and Johnson Inc. vs. Shasta Technologies LLC, InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc.  et al.

On September 9, 2011, Lifescan Scotland, Ltd. (“Lifescan”) brought suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc., and Conductive Technologies, Inc. in the United States District Court, Northern District of California, Case # 5:11cv04494 (“the Patent Case”), alleging infringement of U.S. Patent Nos. 5,708,247 and 6,241,862 and seeking injunctive relief and damages. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. On December 10, 2012, Lifescan amended its complaint to also allege infringement of U.S. Patent No. 7,250,105. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta as additional insured’s on Shasta’s IP policy; the legal fees associated with our defense have been and are being paid by this policy. The companies also carry insurance and have demanded a defense from their own carriers. Since this suit remains unresolved, management intends to vigorously defend this lawsuit.

On December 14, 2012, Lifescan Inc. and its parent company (Johnson and Johnson, Inc.) filed suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc., and Conductive Technologies, Inc. in the United States District Court, Northern District of California, Case # 3:12cv06360 (“the Trademark Case”). This separate suit concerning all of the same parties as the Patent Case alleges Trademark Infringement under the federal Lanham Act. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions, Inc. have made a claim against their insurance policies for a defense, as has Shasta Technologies, LLC. Since this suit remains unresolved, management intends to vigorously defend this lawsuit. On April 8, 2013 the court on its own motion stayed the Trademark Case.

On March 19, 2013, the trial judge in the Patent Case granted a motion brought by Plaintiffs for a Preliminary Injunction concerning the ‘105 patent. On March 22, 2013, Defendants filed their Notice of Appeal with the United States District Court, Northern District of California. And on March 25, 2013, Notice of Appeal was filed with the United States Court of Appeals for the Federal Circuit in Washington, DC. On March 26, the Court of Appeals for the Federal Circuit accepted the companies’ Notice as Case # 13-1271 and set an expedited briefing calendar that began on April 12, 2013. In addition, the companies filed motions in both the District and Appellate courts to stay the Preliminary Injunction, pending the outcome of the appeal.

On March 28, 2013, InstaCare Corp. (now known as Decision Diagnostics Corp.) and PharmaTech Solutions, Inc. filed antitrust counterclaims against LifeScan, Inc. and LifeScan Scotland Ltd. (collectively, "LifeScan") in the Patent Case. These counterclaims assert violations of the Sherman Antitrust Act, which carry with them, if successful, awards of treble damages, attorneys' fees, and injunctive relief. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. allege that the LifeScan parties, which are subsidiaries of pharmaceutical giant Johnson & Johnson, have violated both Sections 1 and 2 of the Sherman Act. Section 1 makes illegal every "contract, combination ... or conspiracy in restraint of trade." Section 2 forbids monopolization and attempts to monopolize a product market. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. allege in their counterclaims that both prongs of the Act have been violated, by among other things, LifeScan's instituting of baseless patent litigation against Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. intended to exclude the Shasta GenStrip from competing in a market dominated by LifeScan.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock traded sporadically on the over-the-counter bulletin board market (OTCBB) through January of 2011 and currently trades on the OTCQB under the symbol DECN. Our common stock has traded infrequently on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years 2012 and 2011.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2012		2011
	High	Low	High	Low
1st Quarter	$0.30	$0.15	$1.12	$0.57
2nd Quarter	$0.30	$0.10	$0.76	$0.25
3rd Quarter	$0.25	$0.07	$0.61	$0.17
4th Quarter	$0.17	$0.08	$0.65	$0.10

(b) Holders of Common Stock

As of February 14, 2013, there were approximately 848 holders of record of our Common Stock and 14,406,351 shares outstanding. As of February 14, 2013, the closing price of our shares of common stock on the OTCQB (formerly known as OTCBB) was $0.185 per share.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893  shares that may be issued. We have granted a total of 398,104 options under this plan all of which have been exercised. As of December 31, 2012, 52,789 options remain available for issuance under this plan.

2005 Merger Consolidated Stock Option Plan

Effective February 5, 2005, we adopted the “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. We have granted a total of 77,307 options under this plan of which 63,021 options have been exercised or expired and 14,286 are exercisable. As of December 31, 2012, 3,050 options remain available for issuance under this plan.

2006 Business Development Stock Option Plan

Effective December 8, 2006, we adopted our “2006” Employee Stock Option Plan” as amended with a maximum number of 16,821,429 shares that may be issued. We have granted a total of 9,529,847 options under this plan of which 3,691,582 have been exercised or expired. As of December 31, 2012, 9,529,847 options remain available for issuance under this plan.

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

2012 Executive and Key Man/Woman Stock Option Plan

Effective October 22, 2012, we adopted the “2012” Executive and Key Man/Woman Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 5,000,000 shares. We have granted a total of 5,000,000 options under this plan of which all are exercisable. As of December 31, 2012, no options remain available for issuance under this plan.

The following table sets forth information as of December 31, 2012 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

	Number of share to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans (excluding shares reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	-	$-	-

Equity compensation plans not approved by shareholders	8,614,286	$0.10	9,585,686	(1)

Total	8,614,286	$0.10	9,585,686

(1)

Includes 52,789 options remaining for issuance under the 2004 Option Plan, 3,050 options remaining for issuance under the 2005 Option Plan, and 9,529,847 options remaining under the 2006 Option Plan.

Recent Sales of Unregistered Securities

On January 18, 2012, we issued 53,354 shares of our restricted common stock to an individual, Mr. Andrew Edenbaum, for the settlement of debt valued at $17,500. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On March 5, 2012, we issued a total of 150,000 shares of our restricted common stock to three service providers in exchange for investor relations services valued at $28,500. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the year ended December 31, 2011, we issued a total of 238 shares of our restricted common stock to Alpha Credit Resources for 2012 financing fees valued at $36 in connection with our line of credit. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

During the year ended December 31, 2012, we issued 885,000 shares of our restricted common stock to Alpha Credit Resources upon their election to convert 63,200 preferred series “E” shares into common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 8, 2012, we issued 400,000 shares of our restricted common stock to Curing Capital, Inc. for services valued at $27,440. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On November 13, 2012, we issued 250,000 shares of our restricted common stock to two consulting firms, services performed in connection with our business development activities. The fair value of the services totaled $67,500. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

On December 21, 2012, we authorized the issuance of 1,140,000 shares of our restricted common stock for cash in totaling $114,000 or $0.10 per share. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2012 or 2011.

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

Our subsidiaries, Pharma Tech Solutions, Inc. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also continued to ready the company, to introduce a proprietary diagnostic product, the Shasta Genstrip, for at-home testing of blood glucose. The U.S. FDA cleared the Shasta Genstrip product for sale in the U.S. on November 30, 2012. The worldwide market for at-home blood glucose testing is an estimated $22.5 billion. Shasta Genstrip competes directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In addition, since the medical device employed by this legacy platform manufacturers, Genstrip also competes in the overall at-home testing market by offering an economical solution to former users of the legacy platform providers product. In that regard, Genstrip is unique as a major business focus is directed toward diabetics who have changed platforms due to escalating prices.

Throughout 2012 in anticipation of the introduction of Genstrip, which received clearance from U.S. FDA on November 30, 2012, we have evaluated our brand-name distribution model, a model that provides streams of revenue but extremely low profit margins, and over the course of the last 15 months we have phased out sales of those brand name products that have been a backbone of our current distribution business but provide low profit margins, if any at all, and will, in the future,  compete directly with our Shasta Genstrip. Phasing out these products lowered our order intake by approximately $12,750,000 in FY2012 .

The company will continue to direct its marketing efforts to ambulatory and semi-ambulatory older Americans afflicted with diabetes and complications caused by diabetes and old age. The company, originally a medical IT company with proprietary IT product lines, acquired its medical products distribution business in late 2004 through a merger with Phoenix, Arizona based CareGeneration, Inc. We have grown the original CareGeneration business through subsequent acquisitions of private businesses and strategic partnerships with larger private pharmacies.

On November 1, 2011 we completed the acquisition of Diagnostic Newco LLC from its owner Kimberly Binder.  Diagnostic Newco LLC is a design company that specializes in product packaging design, medical products advertising design and graphic art.  Ms. Binder has joined the staff of the company’s Pharma Tech Solutions, Inc. subsidiary and has worked closely with the contract manufacturer for Genstrip, making subtle changes to packaging design among other responsibilities.  She will also be responsible for the package design for new diagnostic products the company is currently working on.  Ms. Binder is also owner of GenstripDirect, LLC, her own distribution company.

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

The company’s current proprietary product offering, approved by the FDA for commercial distribution on November 30, 2012, is the Shasta Genstrip blood glucose diagnostic test strip for at-home testing. Shasta Genstrip is a product conceived and designed by Shasta Technologies LLC, and fits into a diagnostic product niche and will sell into the world-wide self-test (home test) market that is expected to grow to $32 billion worldwide by 2017. Since Genstrip is a unique offering, employing a razor blade only model (diagnostic test strip) into a razor (diagnostic meter)-razor blade (diagnostic test strip) market, the Genstrip 510(k) application presented some unusual challenges for the FDA and an educational challenge/opportunity for the company. Since the company plans additional similar products in the future for other diagnostic platforms, the Genstrip experience, however slow and unresponsive it was, has provided lessons and experience.

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

We have received multiple inquiries from companies interested in perhaps collaborating with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. However, the market available for products similar to MD@Hand and MD@Work has changed since its introduction in 2009. The legal challenges to the new health care law and the federal government’s inability to enact regulations have altered the landscape, again.  We remain in discussions with multiple concerns for the marketing of our MD@ products, and any agreement we may enter will require us to provide contract software programming, providing a new source of revenue for the company.  In addition to any proposed partnerships, we continue to discuss alternative propositions with other interested companies ranging from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. There remains sustained interest in our MD@ products and technology. All of our discussions are with companies are much larger than Decision Diagnostics. We may or may not entertain additional proposed partnerships for our implementation of the cell phone centric technologies, which has been hindered, as has the overall market, by the slow implementation of regulations, protocols and data formats by the Federal government, as well as a change in previously announced Federal government monetary incentives.

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

We currently employ five full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain two full-time and seven part-time positions between our distribution centers located in Florida, Arizona, California and New Jersey.  The company is currently hiring pharmaceutical detail representatives and three medically trained college interns across the country and three additional interns to work out of its California office. All of our positions existing, and newly listed, are for sales and marketing, distribution, product development and customer service representatives. Our telephone number is (805) 446-1973 and our website address is www.decisiondiagnostics.com.

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of prescription and non-prescription diagnostics, at-home testing, post-surgical products, and the sales and distribution of Shasta Genstrip.

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

Our business objectives include:

1.

The practice of specializing in the distribution of Shasta Genstrip and several brand-name medical diagnostic and medical disposable products associated with the on-going care of diabetes-inflicted patients, and the world-wide distribution of our new proprietary diagnostic product Shasta Genstrip.

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

Financing Requirements

At December 31, 2012, we had cash of $85,378 and working capital of $901,239.  We anticipate that we will require $56 million in trade debt financing to finance our expected first year sales of Genstrip. In March 2012 we renewed our agreement with Alpha Credit Resources to obtain this debt financing. We have not drawn on this line despite its renewal. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the years ended December 31, 2012 and 2011 compared.

The following tables summarize selected items from the statement of operations for the years ended December 31, 2012 compared to 2011.

INCOME:

	For the Years Ended
	December 31,		Increase (Decrease)
	2012	2011	$	%

Revenue	$6,197,691	$12,112,093	$(5,914,402)	(49%)
Cost of sales	4,674,546	9,236,052	(4,561,506)	(49%)

Gross profit	$1,523,145	$2,876,041	$(1,352,896)	(47%)

Gross profit margin	25%	24%

During the third and fourth quarters of 2012, we experienced a significant decline in revenue creating a 49% decline in our overall revenues for the year ended December 31, 2012. The decline in revenue was anticipated and the direct result of our phasing out of sales of brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment cycles from insurers, additionally, our business model had not included the sale of retail brand-name products. We expect these conditions to continue into the early part of 2013 as we continue to develop our marketing and distribution channel for our Shasta Genstrip product. Our decrease in cost of sales is also as expected due to the direct relationship between revenue and cost of sales. However, we were able to increase gross profit by a 1% margin through re-negotiated wholesale pricing.

OPERATING EXPENSES:

	For the Years Ended
	December 31,		Increase (Decrease)
	2012	2011	$	%
Expenses:
General & administrative	$219,488	$307,488	$(88,000)	(29%)
Consulting	503,727	139,924	363,803	260%
Payroll expense	714,250	54,641	659,609	1,207%
Professional fees	439,287	111,373	327,914	294%
Operating expenses	1,876,751	613,426	1,263,325	206%

Bad debt expense	2,348,326	3,269,908	(921,582)	(28%)
Total operating expenses	4,225,077	3,883,334	341,743	9%

Net operating (loss)	$(2,701,932)	$(1,007,293)	$1,694,639	168%

General and administration expenses include office expenses (including bad debt, rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges. During the year ended December 31, 2012, general and administration expenses decreased by $88,000 to $219,488 (2011 - $307,488).  The decrease was due primarily to the elimination of our warehouse location which accounted for $87,530 of our general and administrative expense in the previous year. General and administration expenses historically account for approximately 2% of our total revenue. During the current year the amount we have spent on our general and administrative costs has decreased, however due to our decline in revenue the expense as a percentage of revenue has increased to 4%.As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Consulting expenses for the year ended December 31, 2012 increased by $363,802 to $503,726 (2011 - $139,924). Historically, management shifts its labor requirements between, outside consultants, casual labor and in-house management dependent upon availability and cost effectiveness of resources. During 2012, the majority of our labor was derived from the use of outside consultants. Our compensation structure is comprised of both cash and equity of the Company. During 2012 the amounts attributable to cash and equity were $34,055 and $469,672, respectively. We intend to continue to compensate our consultants with equity of the Company into 2013 until such time our revenues provide sufficient cash flows to cover these expenses.

Professional fees include accounting services, legal fees and regulatory reporting compliance. Our accounting fees have remained consistent at $52,067 in 2012 and $51,100 in 2011. Regulatory reporting fees decreased slightly in 2012 to $13,372 from $16,158 in 2012. The significant increase of $327,914 is related to legal fees incurred in connection with our current litigation we engaged additional legal counsel to assist in the review of potential new sales/distributing agreements as well as to review general corporate matters. We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

OTHER INCOME (EXPENSE):

	For the Years Ended
	December 31,		Increase (Decrease)
	2012	2011	$	%
Other income (expense)
Financing costs	$(5,036)	$(488,843)	$(483,807)	(99%)
Interest expense	(535,338)	(483,720)	51,618	11%
Gain (loss) on settlements	160,809	(137,150)	297,959	2175
Total operating expenses	(379,565)	(1,109,713)	(730,148)	(66%)

Net (loss)	$(3,081,497)	$(2,117,006)	$964,491	46%

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $51,618 to $535,338 (2011 - $483,720).

For the year ended December 31, 2012 and 2011, management has entered into various agreements for the settlement of the Company’s historic debt obligations. As a result of these negotiated settlements, the Company’s obligations have been reduced from their historical carrying amounts. In 2012, settlement gains were $160,809 as compared to settlement losses of $137,150 in 2011. We may incur further gains or losses on debt settlement or other settlement cost during 2012.

We recorded a net loss for the year ended December 31, 2012 of $3,081,497 compared to a net loss in the previous year of $2,117,006. Our total operating and non-operating expenses in 2012 totaled $4,604,642 compared to $4,993,047 representing an overall decrease in total expenses of $388,405. However, the decline in revenues we experienced resulted in an increase in our net loss of $964,491.

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

The following table summarizes our current assets, liabilities and working capital at December 31, 2012 and 2011.

	December 31,		Increase (Decrease)
	2012	2011	$	%

Current assets	$4,021,055	$4,537,949	$(516,894)	(11%)
Current liabilities	3,119,816	2,532,217	587,599	23%

Working capital	$901,239	$2,005,732	$(1,104,493)	(55%)

Cash to Operating Activities

During the year, ended December 31, 2012, operating activities provided cash of $9,884 compared to using cash of $208,690 in 2011. Our loss for 2012 was $3,081,497, and included bad debt write-downs of $2,348,326 (2011 - $1,241,043); and consulting and compensation expenses settled with equity $1,136,580 (2011 - $85,255). Our change in accounts receivables has decreased slightly to $1,332,405 (2011 – $1,342,363). Prepaid expenses decreased by $189,879 (2011 – $1,293,582) due to the expiration of prepaid insurance and legal in 2012. Accounts payable and accrued liabilities have increased by $243,346 (2011 –$34,616) due to a slowdown in our revenue cycle. Accrued interest increased by $438,946 (2011- $24,705) related to our line of credit. Our contingent liabilities decreased $147,000 (2011 – $0.00) due to the recognition of liability due to our involvement in legal matters.

Cash from Investing Activities

During the year ended December 31, 2012, investing activities used cash of $50,875 (2011 - $59,585).

Cash from Financing Activities

During the year ended December 31, 2012, financing activities produced net cash of $111,500 (2011 – 62,754).  Cash was used for payments on notes payable of $2,500 (2011 - $5,732).

Internal and External Sources of Liquidity

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

As of December 31, 2012, our cash balance was $85,378. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

We retained L.L. Bradford & Company (2012) and Weaver Martin & Samyn LLC (2011) independent registered public accounting firms, to audit our consolidated financial statements. Their accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

/s/ Weaver Martin & Samyn LLC

Kansas City, Missouri

April 13, 2012

Report of Independent Registered Public Accounting Firm

Shareholders and Directors

Decision Diagnostics Corp

Westlake Village, California

We have audited the accompanying consolidated balance sheet of Decision Diagnostics Corp. as of December 31, 2012 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decision Diagnostics Corp (formerly instaCare Corp) as of December 31, 2012 and the consolidated results of its operations, shareholders’ equity, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 16, 2013

DECISION DIAGNOSTICS CORP.

CONSOLIDATED BALANCE SHEET

	DECEMBER 31,
	2012	2011
ASSETS
Current assets:
Cash	$85,378	$14,869
Accounts receivable, net of allowance	2,240,583	3,256,504
Prepaid expenses	1,695,094	1,266,576
Total current assets	4,021,055	4,537,949

Other assets
Intellectual property	120,410	69,535
Total other assets	120,410	69,535
Total assets	$4,141,465	$4,607,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$648,436	$222,659
Accrued interest	5,258	134,712
Line of credit	2,428,444	1,992,168
Notes payable and short term borrowings	37,678	182,678
Total current liabilities	3,119,816	2,532,217

Contingencies	170,069	205,500

Stockholders’ Equity

Preferred stock, $0.001 par value, 3,738,500 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011, respectively
	-	-
Preferred series “B” stock, $0.001 par value, 2,500 shares authorized 1,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively
	1	1
Preferred series “C” stock, $0.001 par value, 10,000 shares authorized, 1,250 shares issued and outstanding as of December 31, 2012 and 2011, respectively
	1	1
Preferred series “D” stock, $0.001 par value, 500 shares authorized, no shares Issued and outstanding as of December 31, 2012 and 2011, respectively
	-	-
Preferred series “E” stock, $0.001 par value, 1,250,000 shares authorized, 1,156,800 and 1,095,300 shares issued and outstanding as of December 31, 2012, and 2011, respectively
	1,157	1,095
Common stock, $0.001 par value, 494,995,000 shares authorized, 13,909,751 and 9,307,934 shares issued and outstanding as of December 31, 2011 and 2010, respectively
	13,910	9,308
Common stock unissued, 2,151,000 and no shares authorized and unissued As of December 31, 2012 and 2011, respectively
	2,151	-
Subscription receivable	-	(68,315)
Additional paid in capital	24,049,926	22,061,746
Accumulated (deficit)	(23,215,566)	(20,134,069)
Total stockholders’ equity	851,580	1,869,767
Total liabilities and stockholders’ equity	$4,141,465	$4,607,484

The accompanying notes are an integral part of these consolidated financial statements.

DECISION DIAGNOSTICS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	THE YEARS ENDED
	DECEMBER 31,
	2012	2011

Revenue:
Sales	$6,197,691	$12,112,093
Cost of sales	4,674,546	9,236,052

Gross profit	1,523,145	2,876,041

Expenses:
General & administrative	2,567,814	3,577,396
Consulting	503,726	139,924
Payroll expense	714,250	54,641
Professional fees	439,287	111,373
Total expenses	4,225,077	3,883,334

Net operating income (loss)	(2,701,932)	(1,007,293)

Other income (expense):
Financing costs	(5,036)	(488,843)
Interest expense	(535,338)	(483,720)
Gain (loss) on settlements	160,809	(137,150)
Total other income (expense)	(379,565)	(1,109,713)

Net (loss)	$(3,081,497)	$(2,117,006)

Weighted average common shares outstanding – basic and fully diluted	11,115,867	8,080,645
Net (loss) per share –basic and fully diluted	$(0.28)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

DECISION DIAGNOSTICS, CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

									Additional	Shares
	Preferred “B” Stock		Preferred “C” Stock		Preferred “E” Stock		Common Stock		Paid-in	Authorized	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Unissued	Receivable	(Deficit)	Total

Balance, December 31, 2010	-	$-	-	$-	1,110,000	$1,110	7,332,199	$7,332	$20,456,179	$-	$(80,000)	$(18,017,063)	$1,219,496

Shares issued for services	-	-	-	-	-	-	174,000	174	85,081	-	-	-	852,550
Shares released to escrow	-	-	-	-	175,000	175	-	-	84,825	-	-	-	85,000
Shares issued for financing	-	-	-	-	-	-	954	1	37,174	-	-	-	37,175
Shares issued to escrow for financing	1,000	1	-	-	-	-	-	-	(1)	-	-	-	-
Shares issued for exercise options for cash	-	-	-	-	-	-	61,429	61	30,039	-	-	-	30,100
Conversion of Series E preferred stock	-	-	-	-	(189,700)	(190)	677,500	678	(488)	-	-	-	-
Shares issued for debt settlement	-	-	-	-	-	-	214,286	214	119,786	-	-	-	120,000
Shares for patent legal defense	-	-	1,250	1	-	-	-	-	1,249,999	-	-	-	1,250,000
Subscription payment	-	-	-	-	-	-	-	-		-	11,685	-	11,685
10% stock dividend	-	-	-	-	-	-	847,566	848	-848	-	-	-	-
Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(2,117,006)	(2,117,006)
Balance, December 31, 2011	1,000	$1	1,250	$1	1,095,300	$1,095	9,307,934	$9,308	$22,061,746	$-	$(68,315)	$(20,134,069)	$1,869,767

(continued)

							Common		Additional	Shares
	Preferred “B” Stock		Preferred “C” Stock		Preferred “E” Stock		Stock		Paid-in	Authorized	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Unissued	Receivable	(Deficit)	Total

Shares issued for services	-	-	-	-	-	-	2,900,000	2,900	632,465	1,575	-	-	636,940
Options issued for services	-	-	-	-	-	-	-	-	1,118,036	-	-	-	1,118,036
Shares issued for financing	-	-	-	-	-	-	238	36	-	-	-	-	36
Shares issued to escrow for financing	-	-	-	-	124,700	125	-	-	80,357	-	-	-	80,482
Conversion of Series E preferred stock	-	-	-	-	(63,200)	(64)	648,200	648	(820)	236	-	-	-
Shares issued for cash	-	-	-	-	-	-	1,000,000	1,000	112,860	140	-	-	114,000
Shares issued for debt settlement	-	-	-	-	-	-	53,379	54	45,246	200	-	-	45,500
Write-down of subscription receivable	-	-	-	-	-	-	-	-	-	-	68,315	-	68,315
Net (loss)	-	-	-	-	-	-	-	-	-	-	-	(3,081,497)	(3,081,497)
Balance, December 31, 2012	1,000	$1	1,250	$1	1,156,800	$1,156	13,909,751	$13,910	$24,049,926	$2,151	$-	$(23,215,566)	$851,580

The accompanying notes are an integral part of these consolidated financial statements.

DECISION DIAGNOSTICS, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2012	2011

Cash flows from operating activities
Net (loss)	$(3,081,497)	$(2,117,006)
Adjustments to reconcile net income to net cash provided (used) by operating activities

Shares and options issued for services	1,136,580	85,255
Shares issued for financing	80,518	122,174
Amortization of financing fees	-	366,667
Bad debt expense	2,348,326	1,241,043
Shares issued for settlement expenses		120,000
Gain (loss) on settlements	(160,809)	(41,849)
Changes in operating assets and liabilities:
Accounts receivable	(1,332,405)	(1,342,363)
Prepaid expenses	189,879	1,298,068
Accounts payable and accrued liabilities	243,346	34,616
Accrued interest	438,946	24,705
Contingent liabilities	147,000	-
Net cash (used) by operating activities	9,884	(208,690)

Cash flows (used) in investing activities
Intellectual property	(50,875)	(59,585)
Net cash (used) by investing activities	(50,875)	(59,585)

Cash flows from financing activities
Proceeds (payments), line of credit	-	26,701
Payments on notes payable	(2,500)	(5,732)
Proceeds from the issuance of common stock	114,000	41,785
Net cash provided by financing activities	111,500	62,754

Net increase (decrease) in cash	70,509	(205,521)
Cash – beginning	14,869	220,390
Cash – ending	$85,378	$14,869

Supplemental disclosures:
Interest paid	$-	$458,239
Income taxes paid	$-	$-

Non-cash transactions:
Shares and options issued for services	$1,754,976	$85,255
Shares issued for settlement expenses	$45,500	$120,000
Shares issued for financing activities	$80,518	$122,174

The accompanying notes are an integral part of these consolidated financial statements

DECISION DIAGNOSTICS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Significant accounting policies and procedures

Organization

We were organized July 6, 2000 under the laws of the State of Nevada As a part our efforts to transition the company toward a full service and vertically integrated provider of at-home diagnostics, on November 1, 2011, as a condition of the merger of Diagnostics Newco, LLC, from its sole owner, the company completed a name change action through the office of Nevada Secretary of State (NVSOS).  The surviving entity is known as Decision Diagnostics Corp.  This action through the office of the NVSOS was effective as of November 25, 2011.

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

Principles of Consolidation

The financial statements include those of: Decision Diagnostics Corp. (“Decision Diagnostics”); and its wholly owned subsidiaries, PDA Services, Pharmtech, Inc. Pharmatech Solutions, Inc. and Decision IT.  All significant inter-company transactions and balances have been eliminated. Decision Diagnostics and its subsidiaries are collectively referred to herein as the “Company”. Investments in unconsolidated subsidiaries representing ownership of at least 20% but less than 50% are accounted for under the equity method. Non-marketable investments in which the Company has less than 20% ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. As of December 31, 2012 and 2011, we did not have non-marketable investments.

Cash and cash equivalents

Cash and cash equivalents include all cash balances in non-interest bearing accounts and money-market accounts. We place our temporary cash investments with quality financial institutions. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. We do not believe it is exposed to any significant credit risk on cash and cash equivalents. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2012 and 2011.

Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2012 and 2011, we did not have balances in excess of FDIC insured limits.

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

Accounts receivable balances were $2,240,583 (net of allowance for doubtful accounts of $1,791,043) and $3,256,504 (net of allowance for doubtful accounts of $1,241,043) for the years ended December 31, 2012 and 2011, respectively.

Revenue recognition

We recognize revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances.  As of December 31, 2012 and 2011, we evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Advertising costs

We expense all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2012 and 2011, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. As of December 31, 2012 and 2011, we have accrued contingent legal fees and product liability fees totaling $170,069 and $205,500, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized no impairment losses during the years ended December 31, 2012 and 2011.

Earnings per share

Earnings per share are provided in accordance with ASC Topic 260 “Earnings per Share” (as amended). The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of consolidated statements of operations.  Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Basic earnings per common share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares, plus all stock options and warrants convertible into common stock for an additional 8,614,286 common shares; and all preferred stock converted into common stock for an additional 41,245,200 common shares.

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

Concentrations

In 2012, three customers accounted for approximately 88% of net sales compared to four in the previous year. Historically the Company’s operations require maintaining strategic relationships with customers whereby delivering product and services directly to the patient base that underlies strategic relationships, accepting assignment of insurance benefit through our Colonia Natural Pharmacy strategic partnership for the billing and future servicing of these patients. We also maintain relationships with the entities where the patients reside. As of December 31, 2012 and 2011, we obtained the majority of our pharmaceutical products from five major suppliers. There can be no assurance that our major customers will continue to purchase products. The loss of our largest customers or a decrease in product sales would have a material adverse effect on our business and financial condition.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

New Accounting Standards Adopted During the Year Ended December 31, 2012

Management has analyzed all pronouncements issued during the year ended December 31, 2012 by the FASB or other authoritative accounting standards groups with future effective dates, and have determined that they are not applicable or are not expected to be significant to the financial statements of the Company.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements
	Level 1		Level 2	Level 3		Total Fair Value
Assets
Intellectual property	$-		$-	$120,410		$120,140
Liabilities		-	-	-		-
Notes payable	-		(37,678)	-		37,678
Line of credit	-		(2,428,444)		-	2,428,444
Total	$-		$(2,466,122)	$120,410		$(2,345,982)

NOTE 4 – Line of credit

During the year ended December 31, 2012, we authorized the release of an additional 124,700 shares of preferred series “E” stock valued at $80,482 for accrued interest due to Alpha Credit Resources as of March 1, 2012.  In addition, as a condition of authorizing the excess advance, Alpha Credit Resources required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel as escrow agent for this transaction. In the event of default, Centurion maintains the ability to convert the aforementioned shares into common shares at a rate of 7,143 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 7,142,858 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of December 31, 2012, the principle balance plus accrued interest owed was $2,428,444.

We have recorded interest and financing expense of $516,757 and $376,691 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – Notes payable

Notes payable consisted of the following as of December 31 2012 and 2011:

		December 31,
		2012	2011

(a)	Convertible promissory note, bearing interest at a 15% per annum, matured on October 31, 2007, and settled in 2012.	$-	$145,000
(b)	Promissory note, bearing interest at 9% per annum, maturing December 31, 2012.	37,678	37,678

Total notes payable		$37,678	$182,678

a)

In 2005, our former CEO determined that it was in the best interests of the company to borrow funds by offering a group of investor’s future promises to offer convertible promissory notes to private investors. The former CEO, who had been removed by the Board as CEO at the time of this determination, broke long standing and memorialized Board approved company policy, did not receive the necessary officer approvals called for under this memorialized policy, did not receive Board approval for his actions, and never provided proof of any consideration received by the company. On August 14, 2006 the former CEO was terminated.  The principal sum of these promissory notes was $170,000. According to the terms provided to the company, who some six years later has yet to receive an executed document or note, each note holder was due their principal balance and accrued interest at an annual rate of 15% maturing in one year from the date of issuance. On March 30, 2010 after a dispute arose, we entered into a debt settlement agreement for the payment of principal of $25,000 and accrued interest of $15,938 for a total amount owed of $40,938.  Pursuant to the settlement agreement, we issued 300,000 shares of our common stock valued at $34,500 and agreed to pay an additional $15,000 in cash to the investor for a total sum of $49,500. The excess payment of $8,562 was recorded as interest expense. During the month of May 2012 the company entered into an additional settlement agreement requiring a one-time payment of $5,000 cash and the issuance of 53,354 shares, for a total sum of $22,500. The unpaid principle together with accrued interest on the settlement amount at the date of settlement totaled $38,873. On December 2, 2012, the Company agreed to settle the remaining principal balance of $125,000 and accrued interest of $128,252 with the issuance of 200,000 shares of common stock valued at $28,000, and a one-time cash payment of $12,500. As a result of the settlement, the Company recorded a gain on the remaining settlement in the amount of $212,752.

b)

On June 20, 2007, we entered into a promissory note with Invacare for the principal amount of $160,385, bearing interest at a rate of 9% per annum and maturing on June 10, 2010. On March 4, 2011, we re-negotiated this note whereby the principal balance and accrued interest were reduced by $35,335 and $6,541, respectively. In addition, the maturity was extended an additional twelve months to March 2012. As a result of the amendments to the note, we recognized a gain on the settlement of debt in the amount of $41,849. Pursuant to the amended terms of the note, we are required to make monthly principal and interest payments of $1,900. As of December 31, 2012, the principal balance totaled $37,678 and accrued interest was $5,258

We have recorded interest in connection with our notes totaling $20,796 and $16,800 for the nine months ended December 31, 2012 and 2011, respectively.

NOTE 6 – Income taxes

At December 31, 2012, the Company had approximately $23,200,000 of federal and state net operating losses. For the years ended December 31, 2012 and 2011, the Company reported net losses of $3,081,497 and $2,117,006, respectively. No provision for income tax expense has been record. In addition no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The net operating loss carry forwards, if not utilized will begin to expire in 2017-2023.

The components of the Company’s deferred tax asset are as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Net (loss)	$(3,081,497)	$(2,117,006)
Stock, options, and warrants issued	1,136,580	327,429
Taxable (loss)	(1,944,917)	(1,798,577)
Net operating loss carry forwards	19,989,393	18,190,816
Total deferred tax asset	21,934,310	19,989,393

Income tax rate	35%	35%
	7,677,009	6,996,288
Less: valuation allowance	(7,677,009)	(6,996,288)
Net deferred tax asset	$-0-	$-0-

For financial reporting purposes, the Company has incurred historical losses. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that, the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Years Ended December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

	-0-	-0-

NOTE 7 – Stockholder’s equity

We are authorized to issue up to 494,995,000 shares of $0.001 par value common stock and 5,000,000 shares of various classes of $0.001 par value preferred stock. In March of 2011, we amended our preferred stock designations as follows: 1) withdrawal of Series “A” designation on 750,000 shares of preferred stock, 2) Amendment of Series “C” designation on  to 10,000 shares of preferred stock, 3) Designation of Series “B” on 2,500 shares of preferred stock, 4) Designation of Series “D” on 500 shares of preferred stock and 5) increased the number of preferred shares designated as Series “E” from 1,000,000 to 1,250,000. All presentation of preferred stock contained herein has been retroactively presented to reflect the designations and amendments.

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

2012 Issuances

Preferred

During the year ended December 31, 2012, the Company authorized the release of 124,700 shares of our preferred Series “E’ stock to Alpha Credit Resources for accrued interest totaling $80,482.

During the year ended December 31, 2012, Alpha Credit Resources elected to convert 63,200 shares of their preferred series “E” into 648,200 shares of common stock.

Common

During the year ended December 31, 2012, the Company issued 253,379 shares of our common stock to three individuals pursuant to debt settlement agreements. As of the balance sheet date, 53,379 shares have been issued and the remaining 200,000 shares were subsequently issued on February 15, 2013. The fair value of the shares issued totaled $45,500.

During the year ended December 31, 2012, the Company issued 2,900,000 shares of our common stock to entities as consulting fees earned during the year ended December 31, 2012. The fair value of the shares totaled $636,940, of which $385,765 and has been recorded as a consulting expense and $251,175 as a prepaid expense. As of December 31, 2012, 1,575,000 were unissued

During the year ended December 31, 2012 the Company issued 238 shares of common stock to Alpha Credit Resources as financing fees in connection with our line of credit. The fair value of the shares was $36, and was recorded as financing costs.

During the year ended December 31, 2012, the Company authorized the issuance of 1,140,000 shares of common stock in exchange for cash totaling $114,000. As of December 31, 2012, 1,000,000 shares had been issued .

2011 Issuances

Preferred

During the year ended December 31, 2011, the Company issued 1,000 shares of our preferred series “B” stock to Alpha Credit Resources for financing costs valued at $1.

During the year ended December 31, 2011, the Company issued 1,250 shares of our preferred series “C” stock to our patent attorney for prepaid patent defense legal fees valued at $1,250,000.

During the year ended December 31, 2011, the Company issued 189,700 shares of our preferred series “E” from the 2010 escrowed stock to Alpha Credit Resources as financing fees in connection with our line of credit. We have recorded financing fees in the amount of $488,843 in connection with these issuances. Throughout the year, Alpha Credit has elected to convert 189,700 shares of their preferred series “E” into 677,500 shares of common stock.

Common

On December 31, 2011, we affected a 1:14 reverse split of our $0.001 par value common stock.  All common stock references have been retroactively restated to reflect the reverse split.

On December 31, 2011, the Company issued 847,566 shares of our $0.001 par value common stock pursuant to a 10% stock dividend declared by our board of directors on October 25, 2011.

During the year ended December 31, 2011, the Company issued a total of 174,000 shares of our common stock to various consultants for services rendered to us. The fair value of the services received was $85,225 and was recorded as consulting fees.

As of December 31, 2011, the Company issued 61,429 shares of our common stock pursuant for the exercise of options. Total proceeds from the exercise were $30,100.

During the year ended December 31, 2011, we authorized the issuance of 954 shares of common stock to Alpha Credit Resources as financing fees in connection with our line of credit. The fair value of the shares is $37,175 and was recorded as financing costs.

During the year ended December 31, 2011, the Company issued 677,500 shares of common stock to Alpha Credit Resources upon their election to convert shares of preferred series “E” stock into shares of our common stock.

During the year ended December, 31, 2011, the Company issued 214,286 shares of our common stock to an investment fund in order to settle debt valued at $120,000.

NOTE 8 – Options

2004 Stock Option Plan

Effective April 21, 2004, the Company adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 shares that may be issued. As of December 31, 2012, 398,104 options have been granted and exercised or expired under this plan. There are 52,789 options which remain available for issuance.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, the Company adopted the “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. As of December 31, 2012, 77,307 shares have been granted and exercised or expired under this plan.  There are 3,050 options which remain available for issuance.

2006 Stock Option Plan

On December 8, 2006 the Company adopted the “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 16,821,429 shares of $0.001 par value common stock. As of December 31, 2012, 3,691,582 options were granted and exercised or expired and 3,600,000 exercisable under this plan. There are 9,529,847 options which remain available for issuance.

2012 Stock Option Plan

On October 22, 2012, the Company adopted the “2012” Executive and Key Man/Woman Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 5,000,000 shares of $0.001 par value common stock. As of December 31, 2012, all options allowed under the plan have been granted and are exercisable at the election of the holder.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	Number of Shares	Weighted Average Exercise Price

Balance, January 1, 2011	14,286	$0.80
Options granted	159,439	0.46
Options cancelled	-	-
Options exercised	(159,439)	0.46
Balance, December 31, 2011	14,286	$0.80

Balance, January 1, 2012	14,286	$0.80
Options granted	11,125,000	0.10
Options cancelled
Options exercised	(2,525,000)	0.12
Balance, December 31, 2012	8,614,286	$0.10

NOTE 9 – Warrants

The following is a summary of activity of outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Balance, January 1, 2011	46,428	$0.86
Warrants granted	-	-
Warrants cancelled	(28,571)	1.09
Warrants exercised	-	-
Balance, December 31, 2011	17,857	$0.49

Balance, January 1, 2012	17,857	$0.49
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, December 31, 2012	17,857	$0.49

NOTE 10 – Commitments and Contingencies

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,140 per month on a month-to-month basis.

Rent expense totaled $49,680 and $137,210 for the year ended December 31, 2012 and 2011, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of December 31, 2012, our accrual was $171,069.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below, if there is such a disclosure, there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

NOTE 11 – Subsequent events

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements other than the following:

In January 2013, the Company issued 50,000 and 236,600 shares previously authorized in connection with the purchase and conversion of 16,900 shares of series E preferred stock, respectively.

In February 2013, the Company issued 3,750,000 shares in connection with the exercise of options granted in 2012; issued 1,475,000 shares previously authorized and unissued in 2012; and 324,800 shares of common stock in connection with the conversion of 23,200 shares of series E preferred stock.

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

The audit reports issued by Seale & Beers, CPA’s with respect to our financial statements for the fiscal years ended December 31, 2010did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Seale & Beers CPA’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From January of 2011 through the notice date, there were no disagreements between us and Seale & Beers, CPA’s on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale & Beers, CPA’s would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants is as a result of dissatisfaction with the quality of professional services rendered by Seale & Beers, CPA’s, as the independent accountants of the Registrant. The firm of Seale & Beers, CPA’s proved to be difficult to work with, and unreasonable in the application of certain audit procedures during the performance of its audit function.

On February 5, 2011, we dismissed Weaver Martin & Samyn, LLC as our independent auditor and engaged L.L. Bradford & Company, LLC for the year ended December 31, 2012.  This is a change in accountants recommended and approved by our Executive Management and our Board of Directors. During the most recent two fiscal years and the portion of time preceding the decision to engage L.L. Bradford & Company, LLC, we did not nor did anyone engaged on our behalf consult with L.L. Bradford & Company, LLC regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event.

The audit reports issued by Weaver Martin & Samyn, LLC with respect to our financial statements for the fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Weaver Martin & Samyn, LLC’s report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. From January of 2012 through the notice date, there were no disagreements between us and Weaver Martin & Samyn, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver Martin & Samyn, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

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

In connection with the preparation of this Report, Keith Berman, our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors, and key employees are:

Name	Age	Position

Keith Berman William Lyons Robert Jagunich	60 60 65	Chief Financial Officer and Director Director Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2012, there was no compliance with Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our Principal Executive officer for the years ended December 31, 2012 and 2011 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman,	2012	$-0-	-0-	$-0-	314,204	-0-	-0-	-0-	$314,204
CFO and PEO (1) (2)(3)	2011	$-0-	-0-	$-0-	-0-	-0-	-0-	-0-	$-0-

Mr. Berman has served as Chief Financial Officer since January 2003 and as Principal Executive Officer since August 2006.During the fiscal years ended December 31, 2012 and 2011, Mr. Berman has not received any form of compensation as a result of our limited cash flow; Mr. Berman has agreed to accept stock awards as his sole compensation until such time the Company has the necessary resources available to provide a traditional compensation plan.

Grants of Plan-Based Awards in Fiscal 2012

During the fourth quarter of 2012, we granted a total of 2,500,000 options to our board of directors and executive management.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Un-exercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (S) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)

Keith Berman,
Secretary/Treasurer	2,500,000	-0-	-0-	$0.10	11/19/15	-0-	-0-	-0-	-0-

Option Exercises for 2012

There were no options exercised by our named executive officer in fiscal 2012.

Director Compensation

The following table sets forth compensation paid to our board member during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Berman	-	-	-	-	-	-
Robert Jagunich	-	-	188,522	-	-	188,522
William Lyons	-	-	125,709	-	-	125,709

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

Stock Option Plans

2004 Stock Option Plan

Effective April 21, 2004, the Company adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 shares that may be issued. As of December 31, 2012, 398,104 options have been granted, and exercised or expired under this plan.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, the Company adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. As of December 31, 2012, 77,307 options have been granted under this plan, of which 14,286 remain exercisable.

2006 Stock Option Plan

On December 8, 2006, the Company adopted our “2006 Employee Stock Option Plan” as amended and granted incentive and nonqualified stock options with rights to purchase 16,821,429 shares of $0.001 par value common stock. As of December 31, 2012, 9,529,847 options have been granted under this plan of which 3,691,582 remain exercisable.

2012 Executive and Key Man/Woman Stock Option Plan

On October 22, 2012, the Company adopted its “2012” Executive and Key Man/Woman Stock Option Plan and granted incentive and nonqualified stock options with rights to purchase 5,000,000 shares of $0.001 par value common stock. As of December 31, 2012, 5,000,000 options have been granted under this plan of which 5,000,000 remain exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 13,909,751 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Keith Berman, Chief Financial Officer and Director(3)	480,103	3.5%
Robert Jagunich, Director(3)(4)	929,301	6.7%
William Lyons	-	-
Directors and Officers as a Group	1,409,404	10.2%

Barbara Asbell 7061 Los Coyotes Camarillo, CA 93012	1,162,590	8.3%
Directors, Officers and Beneficial Owners as a Group	2,571,994	18.5%

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

Includes 89,286 shares r/n/o Michael Petras, an affiliate of Mr. Jagunich

Changes in Control Agreements

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2012 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($41,415); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

(7) L.L. Bradford & Company, LLC was retained as our new auditing firm by the Board of Directors in January 2013, for the fiscal year ended December 31, 2012 replacing Weaver Martin & Samyn LLC. For the year ended December 31, 2011 we were billed the following by each Firm for their respective years:

	For the Fiscal Years Ended December 31,
	2012	2011

Audit Fees (a)	$36,600	$9,000
Audit-Related Fees (b)		-0-
Tax Fees (c)		-0-
All Other Fees (d)		-0-
Total fees paid or accrued to our principal accountants	$36,600	$9,000

(a)

Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)

For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements and not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2012, and 2011, respectively.

(c)

For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2012 and 2011, respectively.

(d)

For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a)

1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
3(i)(a)	Articles of Incorporation – Filed March 2, 2001		10-SB		3a	9/27/01
3(i)(b)	Articles of Amendments to Articles of Incorporation – Filed May 9, 2001		10-SB		3b	9/27/01
3(i)(c)	Articles of Amendments to Articles of Incorporation – Filed August 2, 2002		10-QSB	6/30/02	3.1c	8/22/02
3(ii)	Bylaws of CareDecision Corporation – March 16, 2001		10-SB		3c	9/27/01
10.1	Subscription Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.1	2/11/05
10.2	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.2	2/11/05
10.3	Registration Rights Agreement – Mercator Momentum Fund, LP, Monarch Pointe Fund, LTD & Mercator Advisory Group, LLC – February 2005		SB-2/A		10.3	2/11/05
10.4	Warrant Agreement ($0.02) – Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.4	2/11/05
10.5	Warrant Agreement ($0.02) – Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.5	2/11/05
10.6	Warrant Agreement ($0.02) - Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.6	2/11/05
10.7	Warrant Agreement ($0.03) - Mercator Advisory Group, LLC – February 7, 2005		SB-2/A		10.7	2/11/05
10.8	Warrant Agreement ($0.03) - Mercator Momentum Fund, LP – February 7, 2005		SB-2/A		10.8	2/11/05
10.9	Warrant Agreement ($0.03) – Monarch Pointe Fund, Ltd. – February 7, 2005		SB-2/A		10.9	2/11/05
10.10	Secured Convertible Promissory Note – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.10	2/11/05
10.11	Pledge and Security Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.11	2/11/05

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit No.	Filing date
10.12	Securities Purchase Agreement – Pinnacle Investment Partners, LP – March 24, 2004		SB-2/A		10.12	2/11/05
10.13	Note Extension Agreement – Pinnacle Investment Partners, LP – September 24, 2004		SB-2/A		10.13	2/11/05
10.14	Note Extension – Pinnacle Investment Partners, LP – February 10, 2005		SB-2/A		10.14	2/11/05
10.15	Intangible Property, License Acquisition Agreement – CN Pharmacy, Svetislav Milic, & Nathan Kaplan – June 7, 2005		8-K		10.1	10/21/05
10.16	Secured Promissory Note – Mercator Momentum Fund, LP – August 25, 2005		8-K		10.2	10/21/05
10.17	Secured Promissory Note – Monarch Pointe Fund, LTD – August 25, 2005		8-K		10.3	10/21/05
10.18	Amended and Restated Promissory Note – Alpha Credit Resources LLC – November 9, 2009		10-K/A		10.18	03/23/11
16.1	Letter of change in certifying accountant		8-K		16.1	04/12/11
23.1	Consent of Independent Registered Public Accounting Firm – L.L. Bradford & Company
23.2	Consent of Independent Registered Public	X
	Accounting Firm – Weaver Martin & Samyn	X
31.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Decision Diagnostics Corp.

By:	/s/ Keith Berman
Keith Berman, Chief Financial Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant, in the capacities, and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Keith Berman	Chief Financial Officer, Director,	April 16, 2013
Keith Berman	Secretary (Principal Executive Officer and Principal Accounting Officer)

/s/ Robert Jagunich	Director	April 16, 2013
Robert Jagunich

/s/ William Lyons	Director	April 16, 2013
William Lyons