Form 10-Q
period 2013-03-31
DECISION DIAGNOSTICS CORP
filed 2013-05-20
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2013

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

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2013 there were 20,456,151 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013		December 31, 2012
Assets	(Unaudited)
Current assets:
Cash	$310,486		$85,378
Accounts receivable, net	2,566,859		2,240,583
Inventory	49,734
Prepaid expenses	1,142,897		1,695,094
Total current assets	4,069,976		4,021,055
Other assets:
Intellectual property	127,960		120,410
Total other assets	127,960		120,410

Total assets	$4,197,936		$4,141,465
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,087,750		$648,436
Accrued interest	6,129		2,025
Line of credit	2,577,084		2,428,444
Notes payable and short term debt (Note 5)	192,678		37,678
Total current liabilities	3,863,641		3,119,816
Contingencies
	170,069		170,069
Stockholders' equity:
Preferred stock, $0.001 par value3,738,500 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012

	-		-
Preferred series "B" stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of March 1, 2013 and December 31, 2012, respectively

	1		1
Preferred series "C" stock, $0.001 par value, 10,000 shares authorized, 1,250 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively

	1		1
Preferred series "D" stock, $0.001 par value, 500 shares authorized, and no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	-		-
Preferred series "E" stock, $0.001 par value, 1,250,000 shares authorized, 1,199,000 and 1,156,800 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively
		-	-
	1,119		1,157
Common stock, $0.001 par value, 494,950,000 shares authorized, 20,456,151 and 13,909,751 shares issued and outstanding as of March 31, 2013 and December 31, 2011, respectively

	20,306		13,910
Common stock unissued, 2,151,000 and no shares authorized and unissued as of March 31, 2013 and December 31, 2012, respectively	480		2,151
Subscription receivable			--
Additional paid-in capital	24,379,490		24,049,926
Accumulated (deficit)	(24,147,421)		(23,215,566)
Total stockholders' equity	164,226		851,580
Total liabilities and stockholders' equity	$4,197,936		$4,141,465

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2013
	2013	2012

Revenue	$1,111,465	$2,506,380
Cost of sales	721,459	2,033,738

Gross profit	390,006	472,642

Expenses:
General and administrative	59,969	321.929
Bad debt	467,200	-
Consulting services	590,581	107,566
Compensation expense	14,241	11,335
Professional fees	26,945	32,833

Total Expenses	1,158,936	473,653

Net loss from operations	(768,930)	(1,011)

Other Expenses:
Financing costs	-	36
Interest expense	150,425	86,797
Settlement (loss)	12,500	17,500

Total Other Expenses	162,925	104,333

Net loss	$(931,855)	$(105,344)

Net loss per share – basic and diluted	$(0.05)	$(0.01)

Weighted average shares outstanding – basic and diluted	18,623,635	9,808,246

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(931,855)		$(105,344)
Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for service		-		95,000
Shares and warrants issued for financing		-		36
Bad debt expense		467,200		251,136
Gain on debt settlement		-		17,500
Changes in operating assets and liabilities
Accounts receivable		(793,476)		(353,609)
Inventory		(49,734)		12,638
Prepaid and other assets		552,197		-
Accounts payable and accrued liabilities		439,314		11,638
Accrued interest		149,511		6,314
Contingencies		-		(5,000)

Net cash (used in) operating activities		(166,843)		(69,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property		(7,550)		(25,000)

Net cash (used) in investing activities		(7,550)		(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net		-		80,483
Proceeds on notes payable		155,000		---
Proceeds from options exercised for cash		244,501		-

Net cash provided by financing activities		399,501		80,483

Net (decrease) in cash		225,108		(14,208)
Cash, beginning of period		85,378		14,869
Cash, end of period		$310,486		$661

Supplemental cash flow information:
Cash paid for interest		$914	$
Cash paid for income taxes	$
Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services		$-		$95,000
Shares issued for financing		$-		$36
		-		17,500
Shares issued for accrued interest		$-		$80,483

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 2012 and notes thereto included in the Company's Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

Results of operations for the interim periods are not indicative of annual results.

Recent Accounting Pronouncements

Management has analyzed all pronouncements issued during the three months ended March 31, 2013 by the FASB or other authoritative accounting standards groups with future effective dates, and have determined that they are not applicable or are not expected to be significant to the financial statements of the Company.

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

We have recorded interest and financing expense of $150,425 and $86,797 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4 – NOTES PAYABLE

We have recorded interest in connection with our notes totaling $871 and $876 for the three months ended March 31, 2013 and 2012, respectively.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$192,678	$-	$192,678
Line of credit	-	2,577,084	-	2,577,084
Total	$-	$2,769,762	$-	$2,769,762

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

Common Issuances

The Company issued 1,761,600 shares previously authorized and unissued.

During the three months ended March 31, 2013, the Company authorized the issuance of 120,000 shares for the exercise of options.

NOTE 7 – OPTIONS

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 shares that may be issued. As of June 30, 2012, 398,104 options have been granted and exercised or expired under this plan. There are 52,789 options which remain available for issuance.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. As of March 31, 2013, 77,307 shares have been granted and exercised or expired under this plan.  There are 3,050 options which remain available for issuance.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan, as amended and granted incentive and nonqualified stock options with rights to purchase 3,250,000 shares of our $0.001 par value common stock. As of March 31, 2013, 2,366,582 options were granted and exercised or expired under this plan. There are 883,419 options which remain available for issuance.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	8,614,286	$0.10
Options granted	-	-
Options cancelled	-	-
Options exercised	120,000	0.10
Balance, March 31, 2013	8,494,286	$0.10

NOTE 8 – WARRANTS

The following is a summary of activity of outstanding warrants as of March 31, 2013:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	17,857	$0.49
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, March 31, 2013	17,857	$0.49

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,140 per  month on a month-to-month basis.

Rent expense totaled $6,510 and $12,420 for the three months ended March 31, 2013 and 2012, respectively.

Contingencies

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices and networks. Our new Shasta Genstrip product required initial regulatory approval by the USFDA as well as on-going USFDA approvals during the product life cycle. Further, Shasta Genstrip required medical patient trials and competes directly with a major platform manufacturer.

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of March 31 2013, our accrual was $170,069.

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

deterioration in general or regional economic, market and political conditions;

our ability to successfully compete in the pharmaceutical supply industry;

increased competitive pressures from existing competitors and new entrants;

increases in interest rates or our cost of borrowing or a default under any material debt agreements;

loss of customers or sales weakness;

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

inability to efficiently manage our operations;

inability to achieve future sales levels or other operating results;

the unavailability of funds for capital expenditures;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Decision Diagnostics Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor, selling a range of diagnostic test kits and at-home testing products. The U.S. FDA, in a manner similar to its prescription drug regulation, regulates diagnostic test kits and at-home patient testing products similarly to the regulation of prescription medicine. The company has, since 2005, contracted with independent pharmacies for use of their prescription drug distribution licenses. However, the products we currently distribute, for the most part, do not require a doctor’s prescription for anything other than insurance benefit compliance.  Our business model works well in this regulated environment.

Our subsidiaries, Pharma Tech Solutions, Inc. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also recently introduced, a seminal and proprietary diagnostic product named Shasta Genstrip, for at-home testing of blood glucose. The U.S. FDA cleared the Shasta Genstrip product for sale in the U.S. on November 30, 2012. The worldwide market for at-home blood glucose testing is an estimated $22.5 billion. Shasta Genstrip competes directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In addition, since the medical device employed by this legacy platform manufacturers, Genstrip also competes in the overall at-home testing market by offering an economical solution to former users of the legacy platform providers product. In that regard, Genstrip is unique as a major business focus is directed toward diabetics who have changed platforms due to escalating prices. The company continues to focus Genstrip as a value priced alternative to the existing legacy platforms.

Throughout 2012 in anticipation of the introduction of Genstrip, which received clearance from U.S. FDA on November 30, 2012, we have evaluated our brand-name distribution model, a model that provides streams of revenue but extremely low profit margins, and over the course of the last 15 months we have phased out sales of those brand name products that have been a backbone of our current distribution business but provide low profit margins, difficult collection challenges and if allowed to continue into the future,  would compete directly with our Shasta Genstrip. Phasing out these products lowered our order intake by approximately $12,750,000 in FY2012 and by $4,650,000 in the 2013 period ended March 31, 2013.

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

The company’s current proprietary product offering, approved by the FDA for commercial distribution on November 30, 2012, is the Shasta Genstrip blood glucose diagnostic test strip for at-home testing. Shasta Genstrip is a product conceived and designed by Shasta Technologies LLC, and fits into a diagnostic product niche and will sell into the world-wide self-test (home test) market that is expected to grow to $32 billion worldwide by 2017. Since Genstrip is a unique offering, employing a razor blade only model (diagnostic test strip) into a razor (diagnostic meter)-razor blade (diagnostic test strip) market, the Genstrip 510(k) application presented some unusual challenges for the FDA and an educational challenge/opportunity for the company. Since the company plans additional similar products in the future for other diagnostic platforms, the Genstrip experience, however slow and unresponsive it was, has provided lessons and experience. In February 2013 we began development efforts on a second product offering in the current market space.

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

In June 2010 the company was approached by three large retailers for the distribution and sale of Genstrip. A contract with one retailer was negotiated in September 2010 and subsequently renegotiated and renewed in April 2011, and as soon as the retail contract was agreed to and as a means to conduct market research, the company began seeking pre-conditioned letters of intent (pre-orders) for Genstrip, while continuing the prosecution of the 510(k) application before the FDA.  During this process it became clear that initial market interest in Genstrip outstripped the initially available manufacturing capacity. Thus the company quickly ended its pre-order initiative. Management is confident that there is a very large market available for Genstrip.  Currently that market is dominated by four large pharmaceutical manufacturers who provide very similar and equally focused products, collectively controlling over 83% of the total market, and selling at essentially equal prices. Genstrip’s introduction should not only allow the company to achieve market share but because of the business model to be employed by Genstrip is different than those models employed by the major market players, the company may be able to change the market, lowering average price or allowing for increased testing by diabetics for a lesser price, thereby affecting all market segments. In late April 2013 the company launched a second version of Genstrip directed primarily toward the Medicare, medical benefit and pharmacy benefits segments of the market, a market segment where much is changing and the plans of many competitors are in flux.

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

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices. In September 2011, the USPTO published our patent application.  In April 2011 the patent reached the prosecution stage with the USPTO.  Recently we received the first letter from USPTO concerning claims made in oour application.  Given that our patent application lists a substantial number of claims, and that the company’s technologies are truly unique, we felt it prudent to engage counsel to prosecute any of these claims against persons and entities that may have or will in the future breach our patent. The company has created an asset pool for the purpose of prosecuting any claims that may arise as a result of our patent approval. Claims prosecution is standard fare for high technology companies.

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

In May 2010, we entered into agreement with Shasta Technologies, Inc. and Broadtree, Inc. This agreement granted our Pharma Tech Solutions, Inc. subsidiary the exclusive marketing rights to a new diagnostic product not yet on the market named Shasta Genstrip (“Genstrip”).  The Genstrip product was developed to compete against the market leader in the $20 billion at home testing market. However, it is clear that since the at-home testing market is a functioning oligopoly where four large pharmaceutical companies control over 83% market share, we de-facto compete with all four of the leading manufacturers of at-hom,e testing products. In April 2011, the company renegotiated its agreement changing its many roles and adding responsibility for regulatory approval, manufacturing and forecasting, international sales and additional sales markets in the U.S.

We currently employ five full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain two full-time and seven part-time positions between our distribution centers located in Florida, Arizona, California and Pennsylvania.  The company is currently hiring pharmaceutical detail representatives and medical technology trained college interns across the country and three additional interns to work out of its California office. All of our positions existing, and newly listed, are for sales and marketing, distribution, product development and customer service representatives. Our telephone number is (805) 446-1973 and our website addresses are www.decisiondiagnostics.com, www.pharmatechdirect.com and www.shastagenstrip.com.

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of prescription and non-prescription diagnostics, at-home testing, post-surgical products, and the sales and distribution of Shasta Genstrip. At the end of this 12-month period we plan to be selling two versions of Genstrip and (at the very end) a version of a second alternative product.

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

2.

Combining our wholesale and retail drug distribution with our cell phone centric technologies, creating wholesale and retail ePharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

3.

Providing medical communication and EMR medical history and storage devices based on networks of smart cell phones.  These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers. We have created cell phone-centric products and a suite of Internet enhanced software applications that include those features that specifically respond to the requirements of the practicing physician and the regulations currently being promulgated by the Federal government.

We also have adapted our medical communications and EMR technologies to service the real estate management and hotel/motel/convenience industries in their own commercial settings. In March 2010, our Board approved the sale of the company’s hotel/motel technologies and business base so we can focus on our core medical IT and medical distribution businesses.   In past years when we had market focus on the hotel/motel industry, our real estate and hotel/motel objectives include building electronic commerce networks based on personal digital assistants (PDA) and pad based computers to the hotels, motels and single building, multi-unit apartment buildings with a desire to offer local advertising and electronic services to their tenants/guests. We still continue to provide service to this market for the existing installed base.

Financing Requirements

At March 31, 2013, we had cash of $310,486 and working capital of $206,335.  We anticipate that we will require $56 million in trade debt financing to finance our expected first year sales of Genstrip. In March 2012 we renewed our agreement with Alpha Credit Resources to obtain this debt financing. We have not drawn on this line despite its renewal. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended March 31, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2013 compared to 2012.

For the Three Months Ended
March 31,
2013		2012

			3 Months	%Δ
Revenue	$1,111,465	$2,506,380	(1,394,915)	(55.65)
Cost of sales	721,459	2,033,738	(1,312,279)	(64.53)

Gross profit	390,006	472,642	(82,636)	(17.48)

Expenses:
General & administrative expenses	527,169	321,929	205,240	63.75
Consulting	590,581	107,556	483,025	449.09
Compensation expense	14,241	11,335	2,906	25.64
Professional fees	26,945	32,833	(5,888)	(17.93)
Total expenses	1,158,936	473,653	685,283	144.68

Net operating (loss)	(768,930)	(1,011)	(767,919)	75956.38

Other income (expense):
Financing costs	-	36	(36)	100.00
Interest expense, net	150,425	86,797	63,628	(73.31)
Settlement expense	12,500	17,500	(5,000)	28.57
Total other income (expense)	162,925	104,333	58,592	(56.16)

Net (loss)	$(931,855)	$(105,344)	(826,511)	784.58

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 1st quarter of 2013, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment cycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including bad debt, rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges.  During the 1st quarter of 2013, general and administration expenses increased by $205,240 to $527,169 (1st quarter 2012 - $321,929).  The increase was due primarily to bad debt expense recorded in the 1st quarter 2013 of $467,200.  General and administration expenses normally account for approximately 2% of our total revenue. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Consulting expenses during the 1st quarter 2013 increased by $483,025 to $590,581 (1st quarter 2012 - $107,556). This increase is attributable to expensing 1st quarter 2013 portion of the prepaid consulting expense from contracts issued in 4th quarter 2012.

Professional fees include accounting services, legal fees and regulatory reporting compliance.  We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $68,157 to $148,640 (1st quarter 2013 - $80,483).

Net Income (Loss)

We recorded a net loss for the 1st quarter of 2013 of $931,855 compared $105,344 for the 1st quarter of 2012, representing a change of $826,511.

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

The following table summarizes our current assets, liabilities and working capital at March 31, 2013 compared to December 31, 2012.

	MARCH 31,	DECEMBER 31,	INCREASE (DECREASE)
	2013	2012	$	%

Current assets	$4,069,976	$4,021,055	$48,921	1.22%
Current liabilities	3,863,641	3,119,816	743,825	23.84%

Working capital	$206,335	$901,239	$(694,904)	(77.11%)

Cash to Operating Activities

During the three months, ended March 31, 2013, operating activities used cash of $166,843 compared to $69,691 in 2012. Our loss for 2013 was $931,855, and included bad debt write-downs of $467,200. Our accounts receivables have increased by $793,476 due to a slowdown in our revenue cycle.  Prepaid expenses decreased by $552,197 primarily due to expensing 1st quarter 2013 portion of the prepaid consulting expense. Accounts payable and accrued liabilities have increased by $439,314 due to a slowdown in our revenue cycle.

Cash from Investing Activities

During the three months ended March 31, 2013, investing activities used cash of $7,550.

Cash from Financing Activities

During the three months ended March 31, 2013, financing activities provided cash of $399,501.  Cash was provided by proceeds from notes payable of 155,000 and options exercised for cash of $244,501.

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

On March 19, 2013, the trial judge in the Patent Case granted a motion brought by Plaintiffs for a Preliminary Injunction concerning the ‘105 patent. On March 22, 2013, Defendants filed their Notice of Appeal with the United States District Court, Northern District of California. And on March 25, 2013, Notice of Appeal was filed with the United States Court of Appeals for the Federal Circuit in Washington, DC. On March 26, the Court of Appeals for the Federal Circuit accepted the companies’ Notice as Case # 13-1271 and set an expedited briefing calendar that began on April 12, 2013. In addition, the companies filed motions in both the District and Appellate courts to stay the Preliminary Injunction, pending the outcome of the appeal. The United States Court of Appeals for the Federal Circuit in Washington, DC. The Court of Appeals for the Federal Circuit granted this Motion on April 29, 2013.

Throughout the month of April 2013, Plaintiffs Lifescan (Johnson and Johnson, Inc.), through their trial counsel sent letters to the company’s customers and to the customers of the company’s customers (“customers”), that among other things threatened to bring suit against these parties should they purchase or continue to purchase the company’s Genstrip product. The letters sent to these customers contained legal opinions by Plaintiff’s counsel directed to customers and misrepresented the course of the litigation as well as providing a biased discussion omitting important factors. The sending of these letters continued after the initial action of the United States Court of Appeals for the Federal Circuit in Washington, DC. On May 3, 2012 the company brought a Motion for Contempt against Plaintiff Lifescan (Johnson and Johnson, Inc.) for among other things using documents provided during litigation Discovery and marked as Highly Confidential and for Attorneys Eyes Only.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

During the three months ended March 31, 2013, we issued 120,000 shares of our restricted common stock for the exercise of stock options. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

DECISION DIAGNOSTICS CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: May 15, 2013