Form 10-Q
period 2013-06-30
DECISION DIAGNOSTICS CORP
filed 2013-08-19
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2013

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

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 31, 2013 there were 21,174,151 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash	$160,527	$85,378
Undeposited funds for stock	50,000	-

Accounts receivable, net	2,028,709	2,240,583
Inventory	49,734	-

Deposit for inventory	96,340	-
Prepaid expenses	1,149,568	1,695,094
Total current assets	3,534,878	4,021,055
Other assets:
Intellectual property	142,060	120,410
Total other assets	142,060	120,410

Total assets	$3,676,938	$4,141,465
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,098,877	$648,436
Accrued interest	7,000	2,025
Line of credit	2,734,822	2,428,444
Notes payable and short term debt (Note 5)	192,678	37,678
Total current liabilities	4,033,377	3,119,816
Contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value3,738,500 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012

	-	-
Preferred series "B" stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively

	1	1
Preferred series "C" stock, $0.001 par value, 10,000 shares authorized, 1,250 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively

	1	1
Preferred series "D" stock, $0.001 par value, 500 shares authorized, and no shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	-	-
Preferred series "E" stock, $0.001 par value, 1,250,000 shares authorized, 1,056,600 and 1,156,800 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively

	1,057	1,157
Common stock, $0.001 par value, 494,950,000 shares authorized, 25,749,151 and 13,909,751 shares issued and outstanding as of June 30, 2013 and December 31, 2011, respectively

	25,749	13,910
Common stock unissued, 1,553,000 and 2,151,000 shares authorized and unissued as of June 30, 2013 and December 31, 2012, respectively	1,553	2,151
Subscription receivable	(89,750)	--
Additional paid-in capital	25,463,182	24,049,926
Accumulated (deficit)	(25,928,304)	(23,215,566)
Total stockholders' equity (deficit)	(526,508)	851,580
Total liabilities and stockholders' equity (deficit)	$3,676,938	$4,141,465

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	JUNE 30, 2013
	2013	2012

Revenue	$377,525	$2,320,030
Cost of sales	337,759	1,781,149

Gross profit	39,766	538,881

Expenses:
General and administrative	83,814	72,101
Bad debt	583,871	875,000
Consulting services	938,849	82,346
Compensation expense	15,100	14,187
Professional fees	39,500	121,972

Total Expenses	1,661,134	1,165,606

Net loss from operations	(1,621,368)	(626,725)

Other Expenses:
Interest expense	159,515	129,159

Total Other Expenses	159,515	129,159

Net loss	$(1,780,883)	$(755,884)

Net loss per share – basic and diluted	$(0.083)	$(0.075)

Weighted average shares outstanding – basic and diluted	21,509,942	10,068,677

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30, 2013
	2013	2012

Revenue	$1,488,990	$4,826,410
Cost of sales	1,059,218	3,814,887

Gross profit	429,772	1,011,523

Expenses:
General and administrative	126,214	143,215
Bad debt	1,051,072	1,126,136
Consulting services	1,546,997	189,902
Compensation expense	29,341	25,522
Professional fees	66,446	154,485

Total Expenses	2,820,070	1,639,260

Net loss from operations

Other Expenses:
Financing costs	-	36
Interest expense	309,940	215,956
Settlement loss	12,500	17,500

Total Other Expenses	322,440	233,492

Net loss	$(2,712,738)	$(861,229)

Net loss per share – basic and diluted	$(0.134)	$(0.086)

Weighted average shares outstanding – basic and diluted	20,314,077	9,994,249

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,712,738)	$(861,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for financing fees	-	36
Shares issued for interest expense	-	80,483
Shares issued for consulting fees	994,000	170,000
Shares issued for debt settlement	-	17,500
Bad debt expense	1,051,072	1,126,136
Changes in operating assets and liabilities
Accounts receivable	(839,198)	(1,139,251)
Inventory	(49,734)	-
Deposit for inventory	(96,340)	-
Prepaid and other assets	545,526	752
Accounts payable and accrued liabilities	450,441	434,583
Accrued interest	308,120	12,628
Contingencies	-	72,500

Net cash (used in) operating activities	(348,851)	(85,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property	(21,650)	(28,000)

Net cash (used) in investing activities	(21,650)	(28,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	-	121,936
Proceeds from notes payable	155,000	-
Subscriptions receivable	230,500	-
Undeposited funds for stock	(50,000)	-
Shares issued and options exercised for cash	110,150	-

Net cash provided by financing activities	445,650	121,936

Net (decrease) in cash	75,149	8,074
Cash, beginning of period	85,378	14,869
Cash, end of period	$160,527	$22,943

Supplemental cash flow information:
Cash paid for interest	$1,820	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$994,000	$170,000
Shares issued for accrued interest	$-	$80,483
Shares issued for financing activities	$-	$36
Shares issued for debt settlement	$-	$17,500

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

Recent Accounting Pronouncements

Management has analyzed all pronouncements issued during the six months ended June 30, 2013 by the FASB or other authoritative accounting standards groups with future effective dates, and have determined that they are not applicable or are not expected to be significant to the financial statements of the Company.

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

NOTE 3 - LINE OF CREDIT

Pursuant to the terms of a funding agreemeent, Alpha Credit Resources (ARC) required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel as escrow agent for the transaction. In the event of default, ARC maintains the ability to convert the aforementioned shares into common shares at a rate of 7,143 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 7,142,858 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of June 30, 2013, the principle balance plus accrued interest owed was $2,734,822.

We have recorded interest expense of $306,378 and $215,956 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 4 – NOTES PAYABLE

We have recorded interest expense totaling $1,742 and $1,742 in connection with our notes for the six months ended June 30, 2013 and 2012, respectively.

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

We comply with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement”(“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, to expand required disclosures.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$192,678	$-	$192,678
Line of credit	-	2,734,822	-	2,734,822
Total	$-	$2,927,500	$-	$2,927,500

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

Series “C” convertible preferred stock

We have designated 10,000 shares of our $0.001 preferred stock as 2011 Series “C”. Each share of 2011 Series C Preferred stock is valued at $1,000. Holders of series “C”: convertible stock shall not have the right to vote on matters that come before the shareholders. 2011 Series “C” convertible preferred stock may be converted after 36 months, but not before, the number of shares into which one share of 2011 Series “C” Preferred Stock shall be convertible on a pro-rata basis into common stock shares, each share of common stock valued at $.50. 2011 Series “C” convertible stock shall rank junior to all other classes of Preferred stock in the event of liquidation. Holders of 2011 Series “C” convertible stock shall not be entitled to a mandatory monthly dividend.

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

Common Issuances

The Company authorized but unissued 1,553,000 shares of $0.001 par value common stock as of June 30, 2013.

During the six months ended June 30, 2013, the Company issued 11,839,400 shares of $0.001 par value common stock for the exercise of options and consulting services.

NOTE 7 – OPTIONS

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 shares that may be issued. As of June 30, 2012, 398,104 options have been granted and exercised or expired under this plan. There are 52,789 options which remain available for issuance.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. As of June 30, 2013, 77,307 shares have been granted and exercised or expired under this plan.  There are 3,050 options which remain available for issuance.

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan”, as amended and granted incentive and nonqualified stock options with rights to purchase 3,250,000 shares of our $0.001 par value common stock. As of June 30, 2013, 2,366,582 options were granted and exercised or expired under this plan. There are 883,419 options which remain available for issuance.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	8,614,286	$0.10
Options granted	-	-
Options cancelled	-	-
Options exercised	(120,000)	0.10
Balance, June 30, 2013	8,494,286	$0.10

2013 Stock Option Plan

On June 29, 2013 we adopted our “2013 Executive Stock Option Plan,” granted incentive and nonqualified stock options with rights to purchase 6,000,000 shares of our $0.001 par value common stock. As of June 30, 2013, 2,750,000 options were granted and exercised or expired under this plan. There are 3,250,000 options which remain available for issuance.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	-	$-
Options granted	2,750,000	-
Options cancelled	-	-
Options exercised	(2,750,000)	-
Balance, June 30, 2013	-	$-

As of June 30, 2103, the Company expensed $682,599 as share-based compensation, which represents the fair market value of the options on the date of grant based on the Black-Scholes valuation model.

NOTE 8 – WARRANTS

The following is a summary of activity of outstanding warrants as of June 30, 2013:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	17,857	$0.49
Warrants granted	-	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, June 30, 2013	17,857	$0.49

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,140 per  month on a month-to-month basis.

Rent expense totaled $13,020 and $24,840 for the six months ended June 30, 2013 and 2012, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of June 31 2013, our accrual was $170,069.

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

Throughout 2012 in anticipation of the introduction of Genstrip, which received clearance from U.S. FDA on November 30, 2012, we have evaluated our brand-name distribution model, a model that provides streams of revenue but extremely low profit margins, and over the course of the last 15 months we have phased out sales of those brand name products that have been a backbone of our current distribution business but provide low profit margins, difficult collection challenges and if allowed to continue into the future. As of July 1, 2013, when parts of the Affordable Care Act were implemented by the Federal Medicare and Medicaid programs, effectively lowering payment rates for diabeted related products by almost 70%, we have ended our brand name distribution business. We are allowing our brand name products distribution arrangements to expire. The company’s major focus is now directed toward building the brand of its Genstrip product.  We are not currently considering any distribution models that would compete directly with our Shasta Genstrip.  Phasing out the sales of our brand name distribution business lowered our order intake by approximately $12,750,000 in FY2012 and by $9,650,000 in the 2013 period ended June 30, 2013. In addition, due to the many unknowns that resulted from the company’s on-going litigation with the divisions of Johnson and Johnson, Inc., the company has deferred $2,905,000 in Genstrip sales and has delayed the implementation of its Genstrip retail store strategy delaying an estimated $4,800,000 in additional revenues.

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

On November 1, 2011 we completed the acquisition of Diagnostic Newco LLC from its owner Kimberly Binder.  Diagnostic Newco LLC is a design company that specializes in product packaging design, medical products advertising design and graphic art.  Ms. Binder has joined the staff of the company’s Pharma Tech Solutions, Inc. subsidiary as an in-house consultant and has worked closely with the contract manufacturer for Genstrip, making subtle changes to packaging design among other of her responsibilities.  She will also be responsible for the package design for new diagnostic products the company is currently working on.  Ms. Binder is also owner and sole shareholder of GenstripDirect, LLC, her own distribution company, which she operates independently.

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

The company’s current proprietary product offering, approved by the FDA for commercial distribution on November 30, 2012, is the Shasta Genstrip blood glucose diagnostic test strip for at-home testing. Shasta Genstrip is a product conceived and designed by Shasta Technologies LLC, and fits into a diagnostic product niche and will sell into the world-wide self-test (home test) market that is expected to grow to $32 billion worldwide by 2017. Since Genstrip is a unique offering, employing a razor blade only model (diagnostic test strip) into a razor (diagnostic meter)-razor blade (diagnostic test strip) market, the Genstrip 510(k) application presented some unusual challenges for the FDA and an educational challenge/opportunity for the company. Since the company plans additional similar products, including system products,  in the future for other diagnostic platforms, the Genstrip experience, however slow and unresponsive it was, has provided lessons and experience. In February 2013 we began development efforts on a second product offering in the current market space.

Two years (and growing) is a standard development to market timeline for in-vitro diagnostic products similar to Genstrip. The process is somewhat less for system related products. As a result of previous delays by Shasta Technologies in completing its FDA approval application [510(k)] and then problems Shasta encountered in prosecuting its original application with FDA staff, the company changed its contractual responsibilities and obligations in June 2011 to include program management, regulatory process management, management of the manufacturing forecasting and distribution processes, and new products planning and development.

In June 2010 the company was approached by the largest retailer in the world for the distribution and sale of Genstrip at over 5,000 retail stores worldwide. A contract with this retailer was negotiated in September 2010 and subsequently renegotiated and renewed in April 2011 and then again in July 2013, and as soon as the retail contract was agreed to and as a means to conduct market research, the company began seeking pre-conditioned letters of intent (pre-orders) for Genstrip, while continuing the prosecution of the 510(k) application before the FDA.  During this process it became clear that initial market interest in Genstrip outstripped the initially available manufacturing capacity. Thus the company quickly ended its pre-order initiative. Management is confident that there is a very large market available for Genstrip.  Currently that market is dominated by four large pharmaceutical manufacturers who provide very similar and equally focused products, selling at essentially equal prices. Genstrip’s introduction should not only allow the company to achieve market share but because of the business model to be employed by Genstrip is different than those models employed by the major market players, the company may be able to change the market, lowering average price or allowing for increased testing by diabetics for a lesser price, thereby affecting all market segments.. In late April 2013 the company launched a second version of Genstrip directed primarily toward the Medicare, medical benefit and pharmacy benefits segments of the market, a market segment where much is changing and the plans of many of the company’s competitors are in flux.

The closing of the processes with the FDA, Genstrip’s FDA clearance, and its initial sales drew the attention of the platform manufacturer, the Johnson and Johnson, Inc. (“J&J”).   In September 2011, J&J through its Lifescan Scotland Ltd. Subsidiary and later its Lifescan, Inc. subsidiary, brought suit against the company and others for patent infringement causes of action related to the clearance and launch of Genstrip. In December 2012, ten days after the company received notice of the FDA clearance, J&J and its Lifescan, Inc. subsidiary brought suit against the company and others for issues of trademark infringement and trade dress. Both of these suits, have complicated the company’s ability to launch Genstrip into the large and growing diabetic market, and to brand the product. At various times the company has been temporarily enjoined from selling the Genstrip product, or manufacturing the Genstrip product.

At various times J&J through its Lifescan subsidiary have contacted the company’s customers using information gained from the litigation (and thought to be under seal) and the customers of our customers through the mails using long threatening letters to impede Genstrip sales. All Genstrip distribution activities have been affected at various times.

In May 2013 the United States Circuit Court restored the company’s ability to sell Genstrip. In July 2013 the U.S. District Court agreed to hear a contempt charge against J&J’s Lifescan subsidiary for the threatening letter writing activities using (supposed) customer lists though to be under seal.

In April 2013, as a part of its defense in the September 2011 suit, the company filed with the USPTO the Institution of Inter Partes Review under 37 C.F.R. § 42.108, requesting that the USPTO review the claims in J&J’s  Patent 7,250,105, the Patent that is J&J’s foundation in the September 2011 suit. On August 15, 2013 the company received notice from the U.S. Patent and Trademark Office (“USPTO”) that a four judge panel determined, in Case IPR2013-00247, (J&J) Patent 7,250,105, that “…(the company’s subsidiary) Pharmatech has demonstrated that there is a reasonable likelihood of its proving unpatentability of claims 1-3 of the [7,250,]105 patent by a preponderance of the evidence.” The J&J Patent 7,250,105 is the primary patent being litigated in the September 2011 suit. (also see PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS).

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

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices. In September 2011, the USPTO published our patent application.  In April 2011 the patent reached the prosecution stage with the USPTO.  Recently we received the first letter from USPTO concerning claims made in our application.  Given that our patent application lists a substantial number of claims, and that the company’s technologies are truly unique, we felt it prudent to engage counsel to prosecute any of these claims against persons and entities that may have or will in the future breach our patent. The company has created an asset pool for the purpose of prosecuting any claims that may arise as a result of our patent approval. Claims prosecution is standard fare for high technology companies.

Over the last eight years we have entered into nine partnerships with freestanding pharmacies and Durable Medical Goods distributors in the states of New York, Maryland, New Jersey, Texas and Arizona.

We have received multiple inquiries from companies interested in perhaps collaborating with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. However, the market available for products similar to MD@Hand and MD@Work has changed since its introduction in 2009. The legal challenges to the new health care law, which continue despite a landmark Supreme Court ruling,  and the federal government’s inability to enact regulations have altered the landscape, again.  We remain in discussions with multiple concerns for the marketing of our MD@ products, and any agreement we may enter will require us to provide contract software programming, providing a new source of revenue for the company.  In addition to any proposed partnerships, we continue to discuss alternative propositions with other interested companies ranging from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. There remains sustained interest in our MD@ products and technology. All of our discussions are with companies are much larger than Decision Diagnostics. We may or may not entertain additional proposed partnerships for our implementation of the cell phone centric technologies, which has been hindered, as has the overall market, by the slow implementation of regulations, protocols and data formats by the Federal government, as well as a change in previously announced Federal government monetary incentives.

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

We currently employ three full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain one full-time and two part-time positions between our distribution centers.  The company is currently hiring pharmaceutical detail representatives and medical technology trained college interns across the country and three additional interns to work out of its California office. All of our positions existing, and newly listed, are for sales and marketing, distribution, product development and customer service representatives. Our telephone number is (805) 446-1973 and our website addresses are www.decisiondiagnostics.com, www.pharmatechdirect.com and www.shastagenstrip.com.

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of of Shasta Genstrip. At the end of this 12-month period we plan to be selling two versions of Genstrip and (at the very end) a version of a second product. We are also working on a proposed unique system product.

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

Our business objectives include:

1.

The practice of specializing in the distribution of Shasta Genstrip associated with the on-going care of diabetes-inflicted patients, and upon the conclusion of some of the current litigation, the world-wide distribution of of Shasta Genstrip.

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

Financing Requirements

At June 30, 2013, we had cash of $160,527 and negative working capital of ($498,499).  We anticipate that we will require $56 million in trade debt financing to finance our expected first year sales of Genstrip. In March 2012 we renewed our agreement with Alpha Credit Resources to obtain this debt financing. We have not drawn on this line despite its renewal. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended June 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2013 compared to 2012.

For the Three Months Ended
June 30,
2013		2012

			3 Months	%Δ
Revenue	$377,525	$2,320,030	(1,942,505)	(83.73%)
Cost of sales	337,759	1,781,149	(1,443,390)	(81.04%)

Gross profit	39,766	538,881	(499,115)	(92.62%)

Expenses:
General & administrative expenses	83,814	72,101	11,713	16.25%
Bad debt expense	583,871	875,000	(292,129)	(33.27%)
Consulting	938,849	82,346	856,503	1,040.13%
Compensation expense	15,100	14,187	913	6.44%
Professional fees	39,500	121,972	(82,472)	(67.62%)
Total expenses	1,661,134	1,165,606	495,528	42.51%

Net operating loss	(1,621,368)	(626,725)	(994,643)	158.70%

Other expense:
Interest expense	159,515	129,159	30,356	23.50%
Total other expense	159,515	129,159	30,356	23.50%

Net loss	$(1,780,883)	$(755,884)	(1,024,999)	135.6%

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

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges.  During the 2nd quarter of 2013, general and administration expenses increased by $11,713 to 83,814 (2nd quarter 2012 - $72,101).  General and administration expenses normally account for approximately 2% of our total revenue, however, for the six months ended June 30, 2013, they accounted for 22% of our total revenue because of the decrease in our revenues without a corresponding decrease in overhead expenses. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Bad debt expenses during the 2nd quarter 2013 decreased by $291,129 to $583,871 (2nd quarter 2012 – $875,000). This decrease is attributable to a decrease in overall revenues for the 2nd quarter 2013 as compared to 2nd quarter 2012.

Consulting expenses during the 2nd quarter 2013 increased by $856,503 to $938,849 (2nd quarter 2012 - $82,346). This increase is primarily attributable to the issuance of stock options for services to the company’s executives pursuant to its 2013 Executive Stock Option Plan.

Professional fees include accounting services, legal fees and regulatory reporting compliance.  We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $30,356 to $159,515 (2nd quarter 2012 - $129,159).

Net Loss

We recorded a net loss for the 2nd quarter of 2013 of 1,780,883 compared $755,884 for the 2nd quarter of 2012, representing a change of $1,024,999.

Results of Operations for the six months ended June 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2013 compared to 2012.

For the Six Months Ended
June 30,
2013		2012

			6 Months	%Δ
Revenue	$1,488,990	$4,826,410	(3,337,420)	(69.15%)
Cost of sales	1,059,218	3,814,887	(2,755,669)	(72.23%)

Gross profit	429,772	1,011,523	(581,751)	(57.51%)

Expenses:
General & administrative expenses	126,214	143,215	(17,001)	(11.87%)
Bad debt expense	1,051,072	1,126,136	(75,064)	(6.67%)
Consulting	1,546,997	189,902	1,357,095	714.63%
Compensation expense	29,341	25,522	3,819	14.96%
Professional fees	66,446	154,485	(88,039)	(56.99%
Total expenses	2,820,070	1,639,260	1,180,810	72.03%

Net operating loss	(2,390,298)	(627,737)	(1,762,561)	280.78%

Other expenses:
Financing costs	-	36	(36)	(100.00%)
Interest expense	309,940	215,956	93,984	43.52%
Settlement expense	12,500	17,500	(5,000)	(28.57%)
Total other expenses	322,440	233,492	88,948	38.09%

Net (loss)	$(2,712,738)	$(861,229)	(1,851,509)	214.98%

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the six months ended June 30, 2013, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, longer payment cycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges.  During the 6 months of 2013, general and administration expenses decreased by $17,001 to $126,214 (6 months 2012 - $143,215).  General and administration expenses normally account for approximately 2% of our total revenue, however, for the six months ended June 30, 2013, they accounted for 8.5% of our total revenue because of the decrease in our revenues without a corresponding decrease in overhead expenses. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Bad debt expenses during the 6 months 2013 decreased by $75,064 to $1,051,072 (2nd quarter 2012 – $1,126,136). This decrease is attributable to a decrease in overall revenues for the 6 months 2013 as compared to 6 months 2012.

Consulting expenses during the 6 months 2013 increased by $1,357,095 to 1,546,997 (6 months 2012 - $189,902). This increase is attributable to expensing 6 months 2013 portion of the prepaid consulting expense from contracts issued in 4thquarter 2012 and to the issuance of stock options for services to the company’s executives pursuant to its 2013 Executive Stock Option Plan.

Professional fees include accounting services, legal fees and regulatory reporting compliance.  We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $93,984to $309,940 (6 months 2013 - $215,956).

Net Loss

We recorded a net loss for the 6 months of 2013 of $2,712,738 compared $861,229 for the 6 months of 2012, representing a change of $1,851,509.

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

The following table summarizes our current assets, liabilities and working capital at June 30, 2013 compared to December 31, 2012.

	JUNE 30,	DECEMBER 31,	INCREASE (DECREASE)
	2013	2012	$	%

Current assets	$3,534,878	$4,021,055	$(486,177)	(12.09%)
Current liabilities	4,033,377	3,119,816	913,561	29.28%

Working capital	$(498,499)	$901,239	$1,399,738	(155.31%)

Cash to Operating Activities

During the six months, ended June 30, 2013, operating activities used cash of $348,851 compared to 85,862 in 2012. Our loss for 2013 was $2,712,735, and included bad debt write-downs of $1,051,072. Our accounts receivables have increased by $839,198 due to a slowdown in our revenue cycle.  Prepaid expenses decreased by $545,526 primarily due to expensing 6 months 2013 portion of the prepaid consulting expense. Accounts payable and accrued liabilities have increased by $450,441 due to a slowdown in our revenue cycle.

Cash from Investing Activities

During the six months ended June 30, 2013, investing activities used cash of $21,650.

Cash from Financing Activities

During the six months ended June 30, 2013, financing activities provided cash of $445,650.  Cash was provided by proceeds from notes payable of $155,000, subscriptions receivable of $230,500, and shares issued and options exercised for cash of $110,150.

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

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. Often there are strike suits filed for the purposes of forcing settlements of other suits. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product, suits against its directors and officers, general liability, advertising liability and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of June 30, 2013, our accrual was $170,069.

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

On September 9, 2011, Lifescan Scotland, Ltd. (“Lifescan”) brought suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc., and Conductive Technologies, Inc. in the United States District Court, Northern District of California, Case # 5:11cv04494 (“the Patent Case”), alleging infringement of U.S. Patent Nos. 5,708,247 and 6,241,862 and seeking injunctive relief and damages. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. On December 10, 2012, Lifescan amended its complaint to also allege infringement of U.S. Patent No. 7,250,105. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta as additional insured’s on Shasta’s IP policy; the legal fees associated with our defense have been and are being paid by this policy. The companies also carry insurance and have demanded a defense from their own carriers. Since this suit remains unresolved, management intends to continue its vigorous defence of  this lawsuit.

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

On March 19, 2013, the trial judge in the Patent Case granted a motion brought by Plaintiffs for a Preliminary Injunction concerning the ‘105 patent. On March 22, 2013, Defendants filed their Notice of Appeal with the United States District Court, Northern District of California, and on March 25, 2013, Notice of Appeal was filed with the United States Court of Appeals for the Federal Circuit in Washington, DC. On March 26, the Court of Appeals for the Federal Circuit accepted the companies’ Notice as Case # 13-1271 and set an expedited briefing calendar that began on April 12, 2013. In addition, the companies filed motions in both the District and Appellate courts to stay the Preliminary Injunction, pending the outcome of the appeal. The Court of Appeals for the Federal Circuit granted this Motion on April 29, 2013. The company made its arguments at the oral part of the appeals process in front of  the United States Court of Appeals for the Federal Circuit in Washington, DC on June 5, 2013. A ruling from the three judge panel in the United States Court of Appeals for the Federal Circuit in Washington, DC is expected shortly

Throughout the month of April 2013, Plaintiffs Lifescan (Johnson and Johnson, Inc.), through their trial counsel sent letters to the company’s customers and to the customers of the company’s customers (“customers”), that among other things threatened to bring suit against these parties should they purchase or continue to purchase the company’s Genstrip product. The letters sent to these customers contained legal opinions by Plaintiff’s counsel directed to customers and misrepresented the course of the litigation as well as providing a biased discussion omitting important factors. The sending of these letters continued after the initial action of the United States Court of Appeals for the Federal Circuit in Washington, DC. On May 3, 2012 the company brought a Motion for Contempt against Plaintiff Lifescan (Johnson and Johnson, Inc.) for among other things using documents provided during litigation Discovery and marked as Highly Confidential and for Attorneys Eyes Only. This Motion is being heard on August 21, 2013.

In April 2013, as a part of its defense in the September 9, 2011, Lifescan Scotland, Ltd (now including Lifescan, inc.) suit, the company filed with the USPTO the Institution of Inter Partes Review under 37 C.F.R. § 42.108, requesting that the USPTO review the claims in J&J’s  Patent 7,250,105, the Patent that is J&J’s foundation in the September 9, 2011 suit. On August 15, 2013 the company received written notice from the U.S. Patent and Trademark Office (“USPTO”) that a four judge panel determined, in Case IPR2013-00247, (J&J) Patent 7,250,105, that “…(the company’s subsidiary) Pharmatech has demonstrated that there is a reasonable likelihood of its proving unpatentability of claims 1-3 of the [7,250,]105 patent by a preponderance of the evidence.” The J&J Patent 7,250,105 is the primary patent being litigated in the September 2011 suit.

On March 28, 2013, InstaCare Corp. (now known as Decision Diagnostics Corp.) and PharmaTech Solutions, Inc. filed antitrust counterclaims against LifeScan, Inc. and LifeScan Scotland Ltd. (collectively, "LifeScan") in the Patent Case. These counterclaims assert violations of the Sherman Antitrust Act, which carry with them, if successful, awards of treble damages, attorneys' fees, and injunctive relief. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. allege that the LifeScan parties, which are subsidiaries of pharmaceutical giant Johnson & Johnson, have violated both Sections 1 and 2 of the Sherman Act. Section 1 makes illegal every "contract, combination ... or conspiracy in restraint of trade." Section 2 forbids monopolization and attempts to monopolize a product market. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. allege in their counterclaims that both prongs of the Act have been violated, by among other things, LifeScan's instituting of baseless patent litigation against Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. intended to exclude the Shasta GenStrip from competing in a market dominated by LifeScan. On August 1, 2013 InstaCare Corp. (now known as Decision Diagnostics Corp.) and PharmaTech Solutions, Inc. moved to file additional false advertising counterclaims against LifeScan, Inc. and LifeScan Scotland Ltd. Both the anti-trust and false advertising counterclaims are pending.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

During the six months ended June 30, 2013, we issued 2,750,000 shares of our restricted common stock for the exercise of stock options. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

DECISION DIAGNOSTICS CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: August 19, 2013