Form 10-Q
period 2013-09-30
DECISION DIAGNOSTICS CORP
filed 2013-11-15
CIK 1144225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

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

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: as of October 17, 2013 there were 25,162,451 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Current assets:
Cash	$41,548	$85,378
Accounts receivable, net	1,895,866	2,240,583
Inventory	49,734	-
Prepaid expenses	2,648,838	1,695,094
Total current assets	4,635,986	4,021,055
Other assets:
Intellectual property	154,310	120,410
Total other assets	154,310	120,410
Total assets	$4,790,296	$4,141,465
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,044,682	$648,436
Accrued interest	9,613	5,258
Subscriptions payable	43,000	-
Line of credit	2,902,214	2,428,444
Notes payable and short term debt (Note 5)	192,678	37,678
Total current liabilities	4,192,187	3,119,816

Contingencies	170,069	170,069

Stockholders’ equity:
Preferred stock, $0.001 par value, 3,738,500 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012

	-	-
Preferred series "B" stock, $0.001 par value, 2,500 shares authorized, 1,000 and no shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively

	1	1

Preferred series "C" stock, $0.001 par value, 10,000 shares authorized, 2,735 shares issued and outstanding as of September 30, 2013 and 1,250 shares issued and outstanding as of December 31, 2012, respectively

	3	1
Preferred series "D" stock, $0.001 par value, 500 shares authorized, and no shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	-	-
Preferred series "E" stock, $0.001 par value, 1,250,000 shares authorized, 979,600 and 1,156,800 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively

	980	1,157
Common stock, $0.001 par value, 494,950,000 shares authorized, 34,000,879 and 13,909,751 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively

	34,001	13,910
Common stock unissued, 1,788,000 and 2,151,000 shares authorized and unissued as of September 30, 2013 and December 31, 2012, respectively	1,788	2,151
Subscription receivable	(1,900,551)	-
Additional paid-in capital	29,224,974	24,049,926
Accumulated (deficit)	(26,933,156)	(23,215,566)
Total stockholders' equity	428,040	851,580
Total liabilities and stockholders' equity	$4,790,296	$4,141,465

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2013
	2013	2012

Revenue	$304,978	$1,223,060
Cost of sales	74,563	747,550

Gross profit	230,415	475,510

Expenses:
General and administrative	67,273	78,597
Bad debt	384,878	475,000
Consulting services	352,152	34,905
Compensation expense	13,000	7,886
Professional fees	15,069	88,876

Total Expenses	832,372	685,264

Net loss from operations	(601,957)	(209,754)

Other Expenses:
Financing costs	-	(5,000)
Interest expense	(170,000)	(178,443)
Settlement expense	-	(51,942)
Total Other Expenses	(170,000)	(235,385)

Net loss	$(771,962)	$(445,139)

Net loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	21,767,230	10,919,897

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2013
	2013	2012

Revenue	$1,793,968	$6,049,471
Cost of sales	1,365,281	4,561,938

Gross profit	428,687	1,487,533

Expenses:
General and administrative	194,879	221,813
Bad debt	1,435,949	1,601,136
Consulting services	1,899,149	224,807
Compensation expense	42,341	33,408
Professional fees	81,514	243,361

Total Expenses	3,653,832	2,324,525

Net loss from operations	(3,225,145)	(836,992)

Other Expenses:
Financing costs	-	(5,036)
Interest expense	(479,945)	(394,399)
Settlement loss	(12,500)	(51,942)

Total Other Expenses	(492,445)	(451,377)

Net loss	$(3,717,590)	$(1,288,369)

Net loss per share – basic and diluted	$(0.17)	$(0.12)

Weighted average shares outstanding – basic and diluted	22,505,953	10,332,779

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,717,590)	$(1,288,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for financing fees	-	36
Shares issued for interest expense	-	80,483
Shares issued for consulting fees	1,836,983	197,440
Bad debt expense	1,435,949	1,669,451
Changes in operating assets and liabilities
Accounts receivable	(1,091,232)	(1,453,756)
Inventory	(49,734)	-
Prepaid and other assets	(1,532,528)	16,472
Accounts payable and accrued liabilities	396,246	368,554
Accrued interest	478,125	294,134
Contingencies	-	148,000

Net cash (used in) operating activities	(2,243,781)	32,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property	(33,900)	(37,225)

Net cash (used) in investing activities	(33,900)	(37,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(2,500)
Proceeds from notes payable	155,000	-
Subscriptions receivable	1,900,551	-
Subscriptions payable	43,000	-
Shares issued and options exercised for cash	135,300	-

Net cash provided by financing activities	2,233,851	(2,500)

Net (decrease) in cash	(43,830)	(7,279
Cash, beginning of period	85,378	14,869
Cash, end of period	$41,548	$7,590

Supplemental cash flow information:
Cash paid for interest	$1,820	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Shares and options issued for services	$1,836,983	$197,440
Shares issued for financing activities	$-	$36
Shares issued for debt settlement	$-	$80,483

(See accompanying notes to these condensed consolidated financial statements)

DECISION DIAGNOSTICS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

Management has analyzed all pronouncements issued during the nine months ended September 30, 2013 by the FASB or other authoritative accounting standards groups with future effective dates, and have determined that they are not applicable or are not expected to be significant to the financial statements of the Company.

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

NOTE 3 - LINE OF CREDIT

Pursuant to the terms of a funding agreement, Alpha Credit Resources (ACR) required collateral in the form of our preferred series “B” stock, to be issued in their name and held by their legal counsel as joint escrow agent for ACR and the company for the transaction. In the event of default, and failing a cure of any default, ACR maintains the ability to convert the aforementioned shares into common shares (“the default cure shares”) at a rate of 7,143 to 1 in order to cure any potential default. The outstanding shares of this issue, if fully converted, would create 7,142,858 shares of new $.001 par value common stock. The fair value of the underlying common shares at the date of issuance totaled $5,900,000.  As of September 30, 2013, the principle balance plus accrued interest owed was $2,902,214. As of September 30, 2013 these shares remain lodged in the joint escrow.

We have recorded interest expense of $473,771 and $376,691 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 4 – NOTES PAYABLE

We have recorded interest expense totaling $2,614 and $2,614 in connection with our notes for the nine months ended September 30, 2013 and 2012, respectively.

DECISION DIAGNOSTICS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Notes payable	$-	$192,678	$-	$192,678
Line of credit	-	2,902,214	-	2,902,214
Total	$-	$3,094,892	$-	$3,094,892

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

Series “B” convertible preferred stock

We have designated 2,500 shares of our $0.001 preferred stock as Series “B”. Holders of series “B”: convertible stock shall not have the right to vote on matters that come before the shareholders. Series “B” convertible preferred stock may be converted, the number of shares into which one share of Series “B” Preferred Stock shall be convertible into common stock shares shall be 15,000.  Series “B” convertible stock shall rank senior to common stock in the event of liquidation. Holders’ of Series “B” convertible stock shall not be entitled to a mandatory monthly dividend. Series “B” convertible stock shall have a redemptions price equal to 101% of the purchase price per share, subject to adjustments resulting from stock splits, recapitalization, or share combination.

Series “C” convertible preferred stock

We have designated 10,000 shares of our $0.001 preferred stock as 2011 Series “C”. Each share of 2011 Series C Preferred stock is valued at $1,000. Holders of series “C”: convertible stock shall not have the right to vote on matters that come before the shareholders. 2011 Series “C” convertible preferred stock may be converted after 36 months, but not before, the number of shares into which one share of 2011 Series “C” Preferred Stock shall be convertible on a pro-rata basis into common stock shares, each share of common stock valued at $.20. 2011 Series “C” convertible stock shall rank junior to all other classes of Preferred stock in the event of liquidation. Holders of 2011 Series “C” convertible stock shall not be entitled to a mandatory monthly dividend.

DECISION DIAGNOSTICS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Preferred E Issuances

During the nine-month period ended September 30, 2013, Alpha Credit Resources elected to convert 194,100 shares of their preferred series “E” into 2,717,400 shares of $0.001 par value common stock.

Common Issuances

The Company authorized but has not issued 1,788,000 shares of $0.001 par value common stock as of September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 14,064,400 shares of $0.001 par value common stock for the exercise of options and consulting services.

During the nine months ended September 30, 2013, the Company issued 2,325,847 shares of $0.001 par value common stock for cash totaling $135,300.

During September 2013, the Company initiated a unit offering memorandum to sell shares of its $0.001 par value common stock to private accredited investors.  The unit offering offers two (2) shares of common stock and one (1) warrant convertible on a 1:1 basis, warrants into into shares of $0.001 par value commons stock.  As of September 30, 2013, the Company had subscriptions receivable totaling $1,900,551 of which $1,539,301 was receivable for 2,798,728 units pursuant to the offering memorandum.  Cash totaling $1,539,301 was received from the subscribing shareholders during October 2013.

As of September 30, 2013, the Company had 1,788,000 shares of $0.001 par value common stock paid for but unissued.

NOTE 7 – OPTIONS

2004 Stock Option Plan

Effective April 21, 2004, we adopted the “2004” Stock Option Plan, as amended, with a maximum number of 450,893 shares that may be issued. As of September 30, 2012, 398,104 options have been granted and exercised or expired under this plan. There are 52,789 options which remain available for issuance.

2005 Merger Consolidated Stock Option Plan

On February 5, 2005, we adopted our “2005” Merger Consolidated Stock Option Plan. The maximum number of shares that may be issued pursuant to the plan is 80,357 shares. As of September 30, 2013, 77,307 shares have been granted and exercised or expired under this plan.  There are 3,050 options which remain available for issuance.

DECISION DIAGNOSTICS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2006 Stock Option Plan

On December 8, 2006 we adopted our “2006 Employee Stock Option Plan”, as amended and granted incentive and nonqualified stock options with rights to purchase 3,250,000 shares of our $0.001 par value common stock. As of September 30, 2013, 2,366,582 options were granted and exercised or expired under this plan. There are 883,419 options which remain available for issuance.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	8,614,286	$0.10
Options granted	-	-
Options cancelled	-	-
Options exercised	(120,000)	0.10
Balance, September 30, 2013	8,494,286	$0.10

2013 Stock Option Plan

On June 29, 2013 we adopted our “2013 Executive Stock Option Plan,” granted incentive and nonqualified stock options with rights to purchase 6,000,000 shares of our $0.001 par value common stock. As of September 30, 2013, 4,975,000 options were granted and exercised or expired under this plan. There are 1,025,000 options which remain available for issuance.

The following is a summary of activity of outstanding stock options under all Stock Option Plans:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	-	$-
Options granted	4,975,000	-
Options cancelled	-	-
Options exercised	(4,975,000)	-
Balance, September 30, 2013	-	$-

As of September 30, 2103, the Company expensed $1,006,951 as share-based compensation, which represents the fair market value of the options on the date of grant based on the Black-Scholes valuation model.

NOTE 8 – WARRANTS

The following is a summary of activity of outstanding warrants as of September 30, 2013:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Balance, December 31, 2012	17,857	$0.49
Warrants granted	1,399,364	-
Warrants cancelled	-	-
Warrants exercised	-	-
Balance, September 30, 2013	1,417,221	$0.49

DECISION DIAGNOSTICS CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

We currently maintain an executive office at 2660 Townsgate Road, Suite 300, Westlake Village, CA 91361. The space consists of approximately 2,300 square feet. The monthly rental for the space is $4,140 per  month on a month-to-month basis.

Rent expense totaled $19,530 and $80,910 for the nine months ended September 30, 2013 and 2012, respectively.

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

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of September 31 2013, our accrual was $170,069.

From time to time, the company may also be subject to demands from individuals or entities. These demands and disputes may consume management time and company resources. Other than as noted below, if there is such a disclosure, there are no pending matters at the current time that in management’s judgment may be considered potentially material to us.

NOTE 10 – SUBSEQUENT EVENTS

During October 2013, the Company received $1,539,300 in cash as payment of subscriptions receivable outstanding as of September 30, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Decision Diagnostics Corp. is a nationwide prescription and non-prescription diagnostics and home testing products distributor, selling a range of diagnostic test kits and at-home testing products. The U.S. FDA, in a manner similar to its prescription drug regulation, regulates diagnostic test kits and at-home patient testing products similarly to the regulation of prescription medicine. The company has, since 2005, contracted with independent pharmacies for use of their prescription drug distribution licenses. However, the products we currently distribute, for the most part, do not require a doctor’s prescription for normal commerce to take place. but do require an order from a doctor for Medicare, Medicaid and insurance benefit compliance.  Our business model works well in this regulated environment.

Our subsidiaries, Pharma Tech Solutions, Inc. and PDA Services, Inc. operate in several healthcare products distribution channels. We distribute brand name prescription and non-prescription diagnostics products, as well as several lines of ostomy, wound care and post-surgery medical products. We have also recently introduced, a seminal and proprietary diagnostic product named Shasta Genstrip, for at-home testing of blood glucose. The U.S. FDA cleared the Shasta Genstrip product for sale in the U.S. on November 30, 2012. The worldwide market for at-home blood glucose testing is an estimated $22.5 billion. Shasta Genstrip competes directly with one of the largest worldwide platform manufacturer for at-home blood glucose testing, a product currently used daily by over 3 million diabetes afflicted Americans. In addition, since the medical device employed by this legacy platform manufacturer has been distributed commercially since 2002, there are many of these estimated 2.5 million devices still owned by diabetes inflicted patients who, for one reason or another, no longer have these devices in current use. Genstrip will also compete in the macro market, where the diabetic currently uses another device manufactured by another platform manufacturer, but might be otherwise convinced to consider Genstrip and put their original meter back in operation.   In that regard, Genstrip is unique as the company’s major business focus is directed toward diabetics who have migrated platforms due to escalating prices. The company continues to focus Genstrip as a value priced alternative to the existing legacy platforms.

Throughout 2012 in anticipation of the introduction of Genstrip, which received clearance from U.S. FDA on November 30, 2012, we have evaluated our brand-name distribution model, a model that provides streams of revenue but extremely low profit margins, and over the course of the last 15 months we have phased out sales of those brand name products that have been a backbone of our current distribution business but provide low profit margins and difficult collection challenges  if allowed to continue into the future. As of July 1, 2013, when parts of the Affordable Care Act were implemented by the Federal Medicare and Medicaid programs, effectively lowering payment rates for diabetic related products by almost 70%, we have ended our brand name distribution business. We are allowing our brand name products distribution arrangements to expire. The company’s major focus is now directed toward building the brand of its Genstrip product.  We are not currently considering any distribution models that would compete directly with our Shasta Genstrip.  Phasing out the sales of our brand name distribution business lowered our order intake by approximately $12,750,000 in FY2012 and by $13,750,000 in the 2013 period ended September 30, 2013. In addition, due to the many unknowns that resulted from the company’s on-going litigation with the divisions of Johnson and Johnson, Inc., the company has deferred $2,905,000 in Genstrip sales and has delayed the implementation of its Genstrip retail store strategy delaying an estimated $12,650,000 in additional revenues.

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

We also intend to acquire additional private companies, focusing on small engineering companies that have developed technology requiring either regulatory approval, distribution or both. We are moving quickly to achieve our goal of becoming a vertically integrated, full service value added provider of products and services to an ever-growing market. The at-home diabetes testing market continues to grow as diabetics continue to be diagnosed.  The market for diabetes testing products is expected to grow from a current $22.5+ billion worldwide base in 2010, by one respected estimate, to over $32 billion in 2017.

The company’s current proprietary product offering, approved by the FDA for commercial distribution on November 30, 2012, is the Shasta Genstrip blood glucose diagnostic test strip for at-home testing. Shasta Genstrip is a product conceived and designed by Shasta Technologies LLC, and fits into a diagnostic product niche and will sell into the world-wide self-test (home test) market that is expected to grow to $32 billion worldwide by 2017. Since Genstrip is a unique offering, employing a razor blade only model (diagnostic test strip) into a razor (diagnostic meter)-razor blade (diagnostic test strip) market, the Genstrip 510(k) application presented some unusual challenges for the FDA and an educational challenge/opportunity for the company. Since the company plans additional similar products, including a proprietary system (a meter and glucose strip combination) products in the future, and for Genstrip-like for other diagnostic platforms, the Genstrip experience, however slow and unresponsive it was, has provided lessons and experience. In February 2013 we began development efforts on a second product offering in the current market space, a system product that will employ certain of the company’s proprietary MD@Hand technology for the first time into the diabetic testing market.  This device, under development, will be directed toward channels in the diabetic testing market currently not serviced by other legacy platforms.

Two years (and growing) is a standard development to market timeline for in-vitro diagnostic products similar to Genstrip. The process is somewhat less for system related products. As a result of previous delays by Shasta Technologies in completing its FDA approval application [510(k)] and then problems Shasta encountered in prosecuting its original application with FDA staff, the company changed its contractual responsibilities and obligations in June 2011 to include program management, regulatory process management, management of the manufacturing forecasting and distribution processes, and new products planning and development. The company continues to exercise these duties for Shasta Genstrip.

In June 2010 the company was approached by the largest retailer in the world for the distribution and sale of Genstrip at over 5,000 retail stores worldwide. A contract with this retailer was negotiated in September 2010 and subsequently renegotiated and renewed in April 2011 and then again in July 2013, and as soon as the retail contract was agreed to and as a means to conduct market research, the company began seeking pre-conditioned letters of intent (pre-orders) for Genstrip, while continuing the prosecution of the 510(k) application before the FDA.  During this process it became clear that initial market interest in Genstrip outstripped the initially available manufacturing capacity. Thus the company quickly ended its pre-order initiative. In September 2011 the company was sued by two divisions of pharmaceutical giant Johnson and Johnson, and for a short period of time in 2013 was unable to sell or advertise Genstrip. While the worst of these actions by Johnson and Johnson are now behind us, we have nonetheless been damaged and burdened by a slow start. However, management remains confident that there is a very large market available for Genstrip.  Currently that market is dominated by four large pharmaceutical manufacturers who provide very similar and equally focused products, selling at essentially equal prices. Genstrip’s introduction should not only allow the company to achieve market share but because of the business model to be employed by Genstrip is different than those models employed by the major market players, the company may be able to change the market, lowering average price or allowing for increased testing by diabetics for a lesser price, thereby affecting all market segments. In late April 2013 the company launched a second packaged version of Genstrip, and a second market focus, directed primarily toward the Medicare, medical benefit and pharmacy benefits segments of the market, a market segment where much is changing and the plans of many of the company’s competitors are in flux.

As previously stated, the closing of the regulatory processes with the FDA, Genstrip’s FDA clearance, and its initial sales drew the attention of the platform manufacturer Johnson and Johnson, Inc. (“J&J”).   In September 2011, J&J through its Lifescan Scotland Ltd. subsidiary and later its Lifescan, Inc. subsidiary, brought suit against the company and others for patent infringement causes of action related to the clearance and launch of Genstrip. In December 2012, ten days after the company received notice of the FDA clearance, J&J and its Lifescan, Inc. subsidiary brought suit against the company and others for issues of trademark infringement and trade dress. Both of these suits complicated the company’s ability to launch Genstrip into the large and growing diabetic market, and to brand the product. At various times the company has been temporarily enjoined from selling the Genstrip product, or manufacturing the Genstrip product.  However, in September 2012 the suit for trademark infringement and trade dress was consolidated into the patent infringement suit by the courts, and beginning in August 2012 with a much anticipated ruling by USPTO, and an early November 2013 ruling by the Federal Circuit court in Washington, DC, much of the legal problems faced by the company in the overall patent battles with Johnson and Johnson have been abated.

At various times J&J through its Lifescan subsidiary have contacted the company’s customers and the customers of our customers using information gained from the litigation (and thought to be under seal) through the mails using long threatening letters to impede Genstrip sales. All Genstrip distribution activities have been affected at various times. In early November 2013 lawyers for J&J were sanctioned by the court for their behavior and actions in these regards.

As stated previously, in August 2013 the USPTO made a strong preliminary ruling regarding actions taken by the company in April 2013, the company’s pleadings as a part of its defense in the September 2011 suit.  The company filed with the USPTO the Institution of Inter Partes Review under 37 C.F.R. § 42.108, requesting that the USPTO review the claims in J&J’s  Patent 7,250,105, the Patent that is J&J’s foundation in the September 2011 suit. On August 15, 2013 the company received notice from the U.S. Patent and Trademark Office (“USPTO”) that a four judge panel determined, in Case IPR2013-00247, (J&J) Patent 7,250,105, that “… (the company’s subsidiary) Pharmatech has demonstrated that there is a reasonable likelihood of its proving a lack of patentability of claims 1-3 of the [7, 250,] 105 patent by a preponderance of the evidence.” The J&J Patent 7,250,105 is the primary patent being litigated in the September 2011 suit. On November 4, 2013, the United States Court of Appeals for the Federal Circuit published in a highly regarded ruling that J&J/Lifescan’s [7, 250,] 105 patent was subject to the doctrine of patent exhaustion.  In their majority ruling the justices, siding with the company’s arguments concluded that “Rejecting a claim of exhaustion in this case would be particularly problematic because Lifescan would be permitted to eliminate competition in the sale of [glucose] strips even though the strips do not embody the claimed invention and are themselves not patentable. Allowing Lifescan to control sale of [glucose] strips would be akin to a tying arrangement whereby the purchasers of the [Lifescan Ultra] meters could be barred from using the meters with competing strips.”  (also see Part II - Other Information, Item 1. Legal Proceedings).

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

On February 26, 2010 we filed a full utility patent application, Management and Communications System and Method, Serial No. 13/034,639. The patent application covers one hundred four (104) separate processes and encompasses the method, system and apparatus of our software technology and the integration of our software technology into commercial computer networks through commercial smart cell phone devices. In September 2011, the USPTO published our patent application.  In April 2011 the patent reached the prosecution stage with the USPTO.  Several months ago we received the first letter from USPTO concerning claims made in our application.  Given that our patent application lists a substantial number of claims, and that the company’s technologies are truly unique, we felt it prudent to engage counsel to prosecute any of these claims against persons and entities that may have or will in the future breach our patent. The company has created an asset pool for the purpose of prosecuting any claims that may arise as a result of our patent approval. Claims prosecution is standard fare for high technology companies.

Over the last eight years we have entered into nine partnerships with freestanding pharmacies and Durable Medical Goods distributors in the states of New York, Maryland, New Jersey, Texas and Arizona.

We have received multiple inquiries from companies interested in perhaps collaborating with the company for the implementation of its cell phone centric technologies MD@Hand and MD@Work. However, the market available for products similar to MD@Hand and MD@Work has changed since its introduction in 2009. The legal challenges to the new health care law, which continue despite a landmark Supreme Court ruling and the federal government’s inability to enact regulations have altered the landscape, again.  We remain in discussions with multiple concerns for the marketing of our MD@ products, and any agreement we may enter will require us to provide contract software programming, providing a new source of revenue for the company.  In addition to any proposed partnerships, we continue to discuss alternative propositions with other interested companies ranging from clinical laboratories, service organizations owned or aligned with medical health insurers, a medical content provider and legacy healthcare systems companies. There remains sustained interest in our MD@ products and technology. All of our discussions are with companies are much larger than Decision Diagnostics. We may or may not entertain additional proposed partnerships for our implementation of the cell phone centric technologies, which has been hindered, as has the overall market, by the slow implementation of regulations, protocols and data formats by the Federal government, as well as a change in previously announced Federal government monetary incentives. However, as stated previously, the company is, as part of its diagnostic system product development, using significant portions of its MD@Hand technologies to create a diagnostic systems product for heretofore un-serviced channels of the diabetic testing market.

In May 2010, we entered into agreement with Shasta Technologies, Inc. and Broadtree, Inc. This agreement granted our Pharma Tech Solutions, Inc. subsidiary the exclusive marketing rights to a new diagnostic product not yet on the market named Shasta Genstrip (“Genstrip”).  The Genstrip product was developed to compete against the market leader in the $20 billion at home testing market. However, it is clear that since the at-home testing market is a functioning oligopoly where four large pharmaceutical companies control over 83% market share, we de-facto compete with all four of the leading manufacturers of at-home, testing products. In April 2011, the company renegotiated its agreement changing its many roles and adding responsibility for regulatory approval, manufacturing and forecasting, international sales and additional sales markets in the U.S.

We currently employ four full-time staff at our executive office located at 2660 Townsgate Road, Suite 300, Westlake Village, California 91361. In addition, we maintain one full-time and two part-time positions between our distribution centers.  The company is currently hiring pharmaceutical detail representatives and medical technology trained college interns across the country and three additional interns to work out of its California office. We are also searching for additional sales, marketing and other management personnel as our proprietary businesses grow. All of our positions existing, and newly listed, are for sales and marketing, distribution, product development, management and customer service representatives. Our telephone number is (805) 446-1973 and our website addresses are www.decisiondiagnostics.com, www.pharmatechdirect.com and www.shastagenstrip.com.

Business activities throughout the next twelve months:

The company’s business on a day-to-day basis includes the distribution of Shasta Genstrip. At the end of this 12-month period we plan to be selling two versions of Genstrip and (at the very end) a version of a unique wireless remote system testing product.

Beginning in November 2009, we introduced our cell-phone centric medical IT products that offer solutions in medical care and management by providing physicians with information at the point of care. Unlike other medical information systems using standard computer terminals or even palm-sized computers (PDA’s), our software applications operate on a series of late generation smart e-cell phones including the Apple iPhone, the Palm Pre, the Google Droid, several makes of RIM’s Blackberry and many versions of the Microsoft Windows smart phones. Our products allow physicians to access and update their patients’ histories, medication data, and best care guidelines - all at the point of care. The company’s Electronic Medical Records software is believed to be the first EMR application running on any palm sized mobile device. Recently we ported our software to run on a series of pad computers such as Apple iPad and the ‘Droid powered pads. And even more recently we made changes to the MD@Hand technology so that we can now incorporate a proprietary radio frequency concept that will be used for our in-development system testing product.

Our business objectives include:

1.

The practice of specializing in the distribution of Shasta Genstrip associated with the on-going care of diabetes-inflicted patients, and upon the conclusion of some of the current litigation, the world-wide distribution of Shasta Genstrip.

2.

Combining our wholesale and retail drug distribution with our cell phone centric technologies, creating wholesale and retail e-Pharmacies similar in function to existing Internet pharmacies but directed to serving the large base of underinsured and uninsured Americans; and

3.

Providing medical communication and EMR medical history and storage devices based on networks of smart cell phones.  These products are believed to provide benefits of on demand medical information to private practice physicians, licensed medical service providers such as diagnostic testing laboratories, and medical insurers. We have created cell phone-centric products and a suite of Internet enhanced software applications that include those features that specifically respond to the requirements of the practicing physician and the regulations currently being promulgated by the Federal government.

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

Financing Requirements

At September 30, 2013, we had cash of $41,548 and working capital of $443,799.  We anticipate that we will require $56 million in trade debt financing to finance our expected first year sales of Genstrip. In March 2011 we renewed our agreement with Alpha Credit Resources to obtain this debt financing and recently received a preliminary agreement for a $12.5 million credit line, now in the legal documentation stage. This $12.5 million credit line will allow the company to grow sales to the $250+ million level, far exceeding the company immediate $56 million trade debt financing needs.  We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional short-term borrowings. As a further capital resource, we may sell, pledge or lease certain rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations for the three months ended September 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the three months ended September 30, 2013 compared to 2012.

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the 3rd quarter of 2013, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, the Medicare competitive bidding changes of July 1, 2013, longer payment cycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on our re-negotiated wholesale pricing.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges.  During the 3rd quarter of 2013, general and administration expenses decreased by $11,324 to $67,273 (3rd quarter 2012 - $78,597).  General and administration expenses normally account for approximately 2% of our total revenue, however, for the nine months ended September 30, 2013, they accounted for 22% of our total revenue because of the decrease in our revenues without a corresponding decrease in overhead expenses. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Bad debt expenses during the 3rd quarter 2013 decreased by $90,122 to $384,878 (3rd quarter 2012 – $475,000).  This decrease is attributable to a decrease in overall revenues for the 3rd quarter 2013 as compared to 3rd quarter 2012.

Consulting expenses during the 3rd quarter 2013 increased by $317,247 to $352,152 (3rd quarter 2012 - $34,905). This increase is primarily attributable to the issuance of stock options for services to the company’s executives pursuant to its 2013 Executive Stock Option Plan.

Professional fees include accounting services, legal fees and regulatory reporting compliance.  We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense decreased by $8,438 to $170,005 (3rd quarter 2012 - $178,443).

Net Loss

We recorded a net loss for the 3rd quarter of 2013 of $771,962 compared to $445,139 for the 3rd quarter of 2012, representing a change of $236,823.

Results of Operations for the nine months ended September 30, 2013 and 2012 compared.

The following tables summarize selected items from the statement of operations for the nine months ended September 30, 2013 compared to 2012.

The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues and cost of sales

During the nine months ended September 30, 2013, we experienced a decline in revenue compared to the same period in the previous year.  We attribute the decline in revenue to the phasing out of sales of those brand name diagnostic products that will directly compete with our new Shasta Genstrip.  In addition, the overall at home testing market is being hindered by the general poor economic conditions, the changes brought to the market on July 1, 2013 by the implementation of the Medicare competitive bidding schedules, longer payment cycles from insurers, and because the company’s business model does not include the sale of retail brand-name products. These conditions have continued into the current year. Our decrease in cost of sales is primarily the direct result of our revenue decline. However, we were able to achieve an increase in our overall gross profit margin based on the lower cost and increased margins offered to us by our Genstrip product.

Operational Expenses

Operational expenses include general and administration expenses, compensation expense consulting and professional fees.

General and administration expenses include office expenses (including rent, cleaning and maintenance, utilities, and telephone), insurance, and bank charges.  During the nine months of 2013, general and administration expenses decreased by $26,934 to $194,879 (nine months 2012 - $221,813).  General and administration expenses normally account for approximately 2% of our total revenue, however, for the nine months ended September 30, 2013, they accounted for 11% of our total revenue because of the decrease in our revenues without a corresponding decrease in overhead expenses. As we experience growth in revenues, general and administration expenses are expected to decrease on a percentage of revenue basis.

Bad debt expenses during the nine months 2013 decreased by $165,187 to $1,435,949 (nine months 2012 – $1,601,136). This decrease is attributable to a decrease in overall revenues for the nine months 2013 as compared to nine months 2012.

Consulting expenses during the nine months 2013 increased by $1,674,342 to $1,899,149 (nine months 2012 - $224,807). This increase is attributable to expensing nine months 2013 portion of the prepaid consulting expense from contracts issued in 4thquarter 2012 and to the issuance of stock options for services to the company’s executives pursuant to its 2013 Executive Stock Option Plan.

Professional fees include accounting services, legal fees and regulatory reporting compliance.  We anticipate our legal fees to continue until all ongoing litigation issues are resolved.

Other Income and Expense

Our other income and expense includes costs related to our financing activities, more specifically the interest expense associated with our line of credit with Alpha Credit Resources, LLC. (“Alpha”).  Alpha has provided us a line of credit up to $2,500,000. The interest rate of our line of credit is 24% per annum. Interest expense increased by $85,546 to $479,945 (nine months 2013 - $394,399).

Net Loss

We recorded a net loss for the nine months of 2013 of $3,717,590 compared to a net loss of $1,288,369 for the nine months of 2012, representing a change of $2,429,221.

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

The following table summarizes our current assets, liabilities and working capital at September 30, 2013 compared to December 31, 2012.

	SEPTEMBER 30,	DECEMBER 31,	INCREASE (DECREASE)
	2013	2012	$	%

Current assets	$4,635,986	$4,021,055	$614,931	15.29%
Current liabilities	4,192,187	3,119,816	1,072,371	34.37%

Working capital	$443,799	$901,239	$(457,440)	(50.76%)

Cash to Operating Activities

During the nine months, ended September 30, 2013, operating activities used cash of $2,243,781 compared to providing cash of $32,446 for the nine months 2012. Our loss for 2013 was $3,717,590, and included bad debt write-downs of $1,435,949. Our accounts receivables have increased by $1,091,232 due to a slowdown in our revenue cycle.  Prepaid expenses decreased by $1,532,528 primarily due to expensing nine months 2013 portion of the prepaid consulting expense. Accounts payable and accrued liabilities have increased by $396,246 due to a slowdown in our revenue cycle.

Cash from Investing Activities

During the nine months ended September 30, 2013, investing activities used cash of $33,900.

Cash from Financing Activities

During the nine months ended September 30, 2013, financing activities provided cash of $2,233,851.  Cash was provided by proceeds from notes payable of $155,000, subscriptions receivable of $1,900,551, and shares issued and options exercised for cash of $135,300.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We transact commerce in several medical products market channels. We also transact commerce by licensing our proprietary medical software that functions by moving confidential medical data through our proprietary medical information technology devices and networks. Our new Shasta Genstrip product required initial regulatory approval by the USFDA as well as on-going USFDA oversight during the product life cycle. Further, Shasta Genstrip required medical patient trials and competes directly with a major platform manufacturer.

Healthcare, especially those segments where the company competes, is a very litigious. Competing companies often use litigation as a marketing tool, bringing litigation as a means to protect market share and limit market exposure. The medical industry is also intertwined. From time to time, we may become involved in claims and litigation that arise out of the normal course of business, such as litigation that emerges from disputes over damaged, missing or contaminated product, litigation that arises over payment disputes or claims of fair value.  We may also become involved in disputes that arise over the business or business practices of our suppliers, payers and customers. Often there are strike suits filed for the purposes of forcing settlements of other suits. It is not uncommon in our industry to find that a litigant has filed claims in multiple jurisdictions involving the same transaction or a single transaction.  The company maintains substantial insurance coverage against suits that may arise over issues of damaged, recalled or counterfeit product, suits against its directors and officers, general liability, advertising liability and other product liability issues. The company has also been a victim of the unapproved acts of prior management. These acts have resulted in claims from individuals and entities since the Board relieved former management of duty in 2006. Nonetheless, these claims have resulted in the use of management time and company resources to investigate, litigate, or settle.  In addition, the company accrues contingent legal fees and product liability fees. As of September 30, 2013, our accrual was $170,069.

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

On September 9, 2011, Lifescan Scotland, Ltd. (“Lifescan”) brought suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc., and Conductive Technologies, Inc. in the United States District Court, Northern District of California, Case # 5:11cv04494 (“the Patent Case”), alleging infringement of U.S. Patent Nos. 5,708,247 and 6,241,862 and seeking injunctive relief and damages. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions answered the complaint, denying all of its material allegations and asserting a number of affirmative defenses. On December 10, 2012, Lifescan amended its complaint to also allege infringement of U.S. Patent No. 7,250,105. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions, Inc. are entitled to be indemnified by Shasta as additional insured’s on Shasta’s IP policy; the legal fees associated with our defense have been and are being paid by this policy. The companies also carry insurance and have demanded a defense from their own carriers. Since this suit remains unresolved, management intends to continue its vigorous defense of this lawsuit. The company’s counsel serves as lead counsel in these disputes with the Johnson and Johnson divisions.

On December 14, 2012, Lifescan Inc. and its parent company (Johnson and Johnson, Inc.) filed suit against Shasta Technologies, LLC (Shasta), InstaCare Corp. (now known as Decision Diagnostics Corp.), Pharma Tech Solutions, Inc., and Conductive Technologies, Inc. in the United States District Court, Northern District of California, Case # 3:12cv06360 (“the Trademark Case”). This separate suit concerning all of the same parties as the Patent Case alleges Trademark Infringement under the federal Lanham Act. InstaCare Corp. (now known as Decision Diagnostics Corp.) and Pharma Tech Solutions, Inc. have made a claim against their insurance policies for a defense, as has Shasta Technologies, LLC. Since this suit remains unresolved, management intends to vigorously defend this lawsuit. This suit has now been consolidated into the above discussed patent infringement suit.

On March 19, 2013, the trial judge in the Patent Case granted a motion brought by Plaintiffs for a Preliminary Injunction concerning the ‘105 patent. On March 22, 2013, Defendants filed their Notice of Appeal with the United States District Court, Northern District of California, and on March 25, 2013, Notice of Appeal was filed with the United States Court of Appeals for the Federal Circuit in Washington, DC. On March 26, the Court of Appeals for the Federal Circuit accepted the companies’ Notice as Case # 13-1271 and set an expedited briefing calendar that began on April 12, 2013. In addition, the companies filed motions in both the District and Appellate courts to stay the Preliminary Injunction, pending the outcome of the appeal. The Court of Appeals for the Federal Circuit granted this Motion on April 29, 2013. The company made its arguments at the oral part of the appeals process in front of the United States Court of Appeals for the Federal Circuit in Washington, DC on June 5, 2013. A ruling from the three judge panel in the United States Court of Appeals for the Federal Circuit in Washington, DC was made on December 4, 2013.  The majority of the three judge panel, in a Precedential decision, ruled that “Rejecting a claim of exhaustion in this case would be particularly problematic because LifeScan would be permitted to eliminate competition in the sale of the strips even though the strips do not embody the claimed invention and are themselves not patentable. Allowing LifeScan to control sale of the strips would be akin to allowing a tying arrangement whereby the purchasers of the meters could be barred from using the meters with competing strips.” Throughout the month of April 2013, Plaintiffs Lifescan (Johnson and Johnson, Inc.), through their trial counsel sent letters to the company’s customers and to the customers of the company’s customers (collectively “customers”), that among other things threatened these parties should they purchase or continue to purchase the company’s Genstrip product. The company has copies of several of these letters. The sending of these letters continued after the initial action of the United States Court of Appeals for the Federal Circuit in Washington, DC. On May 3, 2012 the company brought a Motion for Contempt against Plaintiff Lifescan (Johnson and Johnson, Inc.) for among other things using documents provided during litigation Discovery and marked as Highly Confidential and for Attorneys Eyes Only. The District Court judge ruled on November 8, 2013 that Lifescan should be sanctioned for their actions, but stopped short of a contempt ruling.

In April 2013, as a part of its defense in the September 9, 2011, Lifescan Scotland, Ltd (now including Lifescan, Inc.) suit, the company filed with the USPTO the Institution of Inter Partes Review under 37 C.F.R. § 42.108, requesting that the USPTO review the claims in J&J’s Patent 7,250,105, the Patent that is J&J’s foundation in the September 9, 2011 suit. On August 15, 2013 the company received written notice from the U.S. Patent and Trademark Office (“USPTO”) that a four judge panel determined, in Case IPR2013-00247, (J&J) Patent 7,250,105, that “…(the company’s subsidiary) Pharmatech has demonstrated that there is a reasonable likelihood of its proving a lack of patentability of claims 1-3 of the [7, 250,] 105 patent by a preponderance of the evidence.” The J&J Patent 7,250,105 is the primary patent being litigated in the September 2011 suit. This preliminary ruling by USPTO in August, followed by the ruling in November 2013 by the justices in the United States Court of Appeals for the Federal Circuit in Washington, DC, has changed entirely the course of the Lifescan patent infringement action.

On March 28, 2013, InstaCare Corp. (now known as Decision Diagnostics Corp.) and PharmaTech Solutions, Inc. filed anti-trust counterclaims against LifeScan, Inc. and LifeScan Scotland Ltd. (collectively, "LifeScan") in the Patent Case. These counterclaims assert violations of the Sherman Antitrust Act, which carry with them, if successful, awards of treble damages, attorneys' fees, and injunctive relief. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. allege that the LifeScan parties, which are subsidiaries of pharmaceutical giant Johnson & Johnson, have violated both Sections 1 and 2 of the Sherman Act. Section 1 makes illegal every "contract, combination ... or conspiracy in restraint of trade." Section 2 forbids monopolization and attempts to monopolize a product market. Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. allege in their counterclaims that both prongs of the Act have been violated, by among other things, LifeScan's instituting of baseless patent litigation against Decision Diagnostics Corp. and Pharma Tech Solutions, Inc. intended to exclude the Shasta GenStrip from competing in a market dominated by LifeScan. On August 1, 2013 InstaCare Corp. (now known as Decision Diagnostics Corp.) and PharmaTech Solutions, Inc. moved to file additional false advertising counterclaims against LifeScan, Inc. and LifeScan Scotland Ltd. In October 2013 the parties executed an agreement stipulating a Stay in the on-going litigation.  Subsequently the United States Court of Appeals for the Federal Circuit in Washington, DC ruled substantially in favor of the companies’ arguments, citing the doctrine of patent exhaustion in their ruling.  As such the company expects to make Motion for or to stipulate to the removal of the stay order and to resume any remaining litigation to its conclusion.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

During the nine months ended September 30, 2013, we issued 2,750,000 shares of our restricted common stock for the exercise of stock options. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipients had the opportunity to speak with our president and directors on several occasions prior to its investment decision.

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

DECISION DIAGNOSTICS CORP.

By:	/s/Keith Berman Keith Berman Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: November 15, 2013